Form 10-Q
period 2020-03-31
CHART INDUSTRIES INC
filed 2020-04-23
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
(Nasdaq Global Select Market)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 20, 2020, there were 35,955,740 outstanding shares of the Company’s common stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in millions, except per share amounts)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$89.3	$119.0
Accounts receivable, less allowances of $8.2 and $8.8, respectively	195.1	202.6
Inventories, net	235.4	219.4
Unbilled contract revenue	88.5	86.1
Prepaid expenses	15.9	17.8
Other current assets	26.9	28.7
Total Current Assets	651.1	673.6
Property, plant, and equipment, net	399.3	404.6
Goodwill	841.2	844.9
Identifiable intangible assets, net	512.4	529.1
Investments	8.1	13.4
Other assets	10.9	15.8
TOTAL ASSETS	$2,423.0	$2,481.4

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$120.3	$125.0
Customer advances and billings in excess of contract revenue	124.3	127.8
Accrued salaries, wages, and benefits	28.8	41.5
Accrued income taxes	13.0	11.8
Current portion of warranty reserve	10.7	10.4
Short-term debt and current portion of long-term debt	12.9	16.3
Operating lease liabilities, current	5.4	6.3
Other current liabilities	42.7	39.2
Total Current Liabilities	358.1	378.3
Long-term debt	741.5	761.0
Long-term deferred tax liabilities	52.6	52.1
Accrued pension liabilities	10.0	10.2
Operating lease liabilities, non-current	26.6	27.8
Other long-term liabilities	19.3	19.6
Total Liabilities	1,208.1	1,249.0

Equity
Common stock, par value $0.01 per share – 150,000,000 shares authorized, 35,950,085 and 35,799,994 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	0.4	0.4
Additional paid-in capital	766.0	762.8
Treasury stock; 760,782 shares at March 31, 2020	(19.3)	—
Retained earnings	508.8	500.3
Accumulated other comprehensive loss	(45.8)	(35.9)
Total Chart Industries, Inc. Shareholders’ Equity	1,210.1	1,227.6
Noncontrolling interests	4.8	4.8
Total Equity	1,214.9	1,232.4
TOTAL LIABILITIES AND EQUITY	$2,423.0	$2,481.4

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Sales	$321.1	$289.3
Cost of sales	229.7	222.2
Gross profit	91.4	67.1
Selling, general, and administrative expenses	53.9	55.3
Amortization expense	14.0	7.2
Operating expenses	67.9	62.5
Operating income	23.5	4.6
Interest expense, net	7.2	5.3
Unrealized loss on investment in equity securities	4.8	—
Financing costs amortization	1.0	0.4
Foreign currency loss (gain)	0.3	(0.1)
Income (loss) before income taxes	10.2	(1.0)
Income tax expense (benefit)	1.7	(2.0)
Net income	8.5	1.0
Less: Income attributable to noncontrolling, net of taxes	—	0.1
Net income attributable to Chart Industries, Inc.	$8.5	$0.9

Net income attributable to Chart Industries, Inc. per common share:
Basic	$0.24	$0.03
Diluted	0.24	0.03
Weighted-average number of common shares outstanding:
Basic	35.77	31.57
Diluted	36.01	33.81

Comprehensive loss, net of taxes	$(1.4)	$(3.5)
Less: Comprehensive income attributable to noncontrolling interests, net of taxes	—	0.2
Comprehensive loss attributable to Chart Industries, Inc., net of taxes	$(1.4)	$(3.7)

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in millions)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net income	$8.5	$1.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	23.9	16.0
Interest accretion of convertible notes discount	1.9	1.8
Employee share-based compensation expense	2.9	2.4
Financing costs amortization	1.0	0.4
Unrealized foreign currency transaction gain	—	(0.3)
Unrealized loss on investment in equity securities	4.8	—
Other non-cash operating activities	3.2	2.5
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	7.5	(12.2)
Inventories	(16.1)	(10.4)
Unbilled contract revenues and other assets	8.4	(11.2)
Accounts payable and other liabilities	(17.0)	(20.7)
Customer advances and billings in excess of contract revenue	(3.5)	(2.5)
Net Cash Provided By (Used In) Operating Activities	25.5	(33.2)
INVESTING ACTIVITIES
Capital expenditures	(10.3)	(5.9)
Acquisition of businesses, net of cash acquired	—	(2.8)
Government grants	0.1	(0.2)
Net Cash Used In Investing Activities	(10.2)	(8.9)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	64.5	18.8
Repayments on revolving credit facilities	(84.7)	(27.0)
Repayments on term loan	(2.8)	—
Proceeds from exercise of stock options	2.0	8.3
Common stock repurchases (1)	(19.3)	—
Common stock repurchases from share-based compensation plans	(1.7)	(2.7)
Net Cash Used In Financing Activities	(42.0)	(2.6)
Effect of exchange rate changes on cash and cash equivalents	(3.0)	(1.5)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(29.7)	(46.2)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period (2)	120.0	119.1
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD (2)	$90.3	$72.9

(1)	Includes $19.3 in shares repurchased through our share repurchase program.

(2)
Includes restricted cash and restricted cash equivalents of $1.0 in other assets for each of the periods presented. For further information regarding restricted cash and restricted cash equivalents balances, refer to Note 8, “Debt and Credit Arrangements.”

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Dollars in millions)

	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Non-controlling Interests
	Shares Outstanding	Amount		Treasury Stock	Retained Earnings			Total Equity
Balance at December 31, 2019	35.80	$0.4	$762.8	$—	$500.3	$(35.9)	$4.8	$1,232.4
Net income	—	—	—	—	8.5	—	—	8.5
Other comprehensive loss	—	—	—	—	—	(9.9)	—	(9.9)
Share-based compensation expense	—	—	2.9	—	—	—	—	2.9
Common stock issued from share-based compensation plans	0.16	—	2.0	—	—	—	—	2.0
Common stock repurchases (1)	—	—	—	(19.3)	—	—	—	(19.3)
Common stock repurchases from share-based compensation plans	(0.01)	—	(1.7)	—	—	—	—	(1.7)
Balance at March 31, 2020	35.95	$0.4	$766.0	$(19.3)	$508.8	$(45.8)	$4.8	$1,214.9

(1)	Includes $19.3 in shares repurchased through our share repurchase program.

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Non-controlling Interests
	Shares Outstanding	Amount		Retained Earnings			Total Equity
Balance at December 31, 2018	31.36	$0.3	$460.2	$453.9	$(29.9)	$4.5	$889.0
Net income	—	—	—	0.9	—	0.1	1.0
Other comprehensive (loss) income	—	—	—	—	(4.6)	0.1	(4.5)
Share-based compensation expense	—	—	2.4	—	—	—	2.4
Common stock issued from share-based compensation plans	0.41	—	8.3	—	—	—	8.3
Common stock repurchases from share-based compensation plans	(0.04)	—	(2.7)	—	—	—	(2.7)
Balance at March 31, 2019	31.73	$0.3	$468.2	$454.8	$(34.5)	$4.7	$893.5
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2020
(Dollars and shares in millions, except per share amounts)

NOTE 1 — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its consolidated subsidiaries (herein referred to as the “Company,” “Chart,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
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
Reclassifications: Certain reclassifications have been made to prior year financial information in the unaudited condensed consolidated financial statements in order to conform to the reportable segments restructuring as further discussed in Note 2, “Reportable Segments.”
Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. These estimates may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions. Furthermore, we considered the impact of the COVID-19 pandemic on the use of estimates and assumptions used for financial reporting and determined that there was no adverse material impact to our results of operations for the first quarter of 2020. While our production is considered “essential” in all locations we operate in, we have experienced, and may experience in the future, temporary facility closures while awaiting appropriate government approvals in certain jurisdictions. The COVID-19 outbreak could also disrupt our supply chain and materially adversely impact our ability to secure supplies for our facilities, which could materially adversely affect our operations. There may also be long-term effects on our customers in and the economies of affected countries. As a result of these uncertainties, actual results could differ from those estimates and assumptions. If the economy or markets in which we operate remain weak or deteriorate further, our business, financial condition and results of operations may be materially and adversely impacted.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law in the United States. The CARES Act, among other things, includes modifications to net operating loss carryforwards provisions and the net interest expense deduction, and deferment of social security tax payments. We are currently evaluating the provisions of the CARES Act and how certain elections may impact our financial position, results of operations, and disclosures if elected.
Share Repurchase Program: On March 11, 2020, our Board of Directors authorized a share repurchase program for up to $75 million of the Company’s common stock over the next twelve months through various means, including open market transactions, block purchases, privately negotiated transactions or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. During the three months ended March 31, 2020, we repurchased 0.76 shares of our common stock at an average price of $25.40 per share. We suspended the program on March 20, 2020 in light of uncertainty resulting from the COVID-19 pandemic and the desire to conserve cash resources. As of March 31, 2020, we had approximately $55.7 available for additional repurchases under the share repurchase program.
Recently Issued Accounting Standards (Not Yet Adopted): In January 2020, the FASB issued ASU 2020-01, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815).” This ASU clarifies the interactions between the measurement alternative in Topic 321, the equity method of accounting in Topic 323 and the application of guidance for certain forward contracts and purchased options that upon settlement or exercise would be accounted for under the equity method of accounting in Topic 815. This guidance is effective for fiscal years ending

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2020
(Dollars and shares in millions, except per share amounts) – Continued

after December 15, 2020. Early adoption is permitted. We are currently assessing the effect that this ASU will have on our financial position, results of operations, and disclosures.
Recently Adopted Accounting Standards: In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This ASU clarifies the accounting treatment for implementation costs for cloud computing arrangements (hosting arrangements) that is a service contract. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. We adopted this guidance effective January 1, 2020. The adoption of this guidance did not have a material impact our financial position, results of operations or disclosures.
In August 2018, the FASB issued ASU 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.” This ASU adds, modifies and clarifies several disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This guidance is effective for fiscal years ending after December 15, 2020. We early adopted this guidance effective January 1, 2020. The adoption of this guidance did not have a significant impact on our first quarter 2020 interim disclosures and are not expected to have a significant impact on our annual disclosures.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU adds, modifies and removes several disclosure requirements relative to the three levels of inputs used to measure fair value in accordance with Topic 820, “Fair Value Measurement.” This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. We adopted this guidance effective January 1, 2020. The adoption of this guidance did not impact our financial position, results of operations or disclosures.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequently issued additional guidance that modified ASU 2016-13. ASU 2016-13 and the subsequent modifications are identified as Accounting Standards Codification (“ASC”) 326. The standard requires an entity to change its accounting approach in determining impairment of certain financial instruments, including trade receivables, from an “incurred loss” to a “current expected credit loss” model. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years. We adopted this guidance effective January 1, 2020. The adoption of this guidance did not have a material impact our financial position, results of operations or disclosures. We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected as discussed in significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2019. In addition, we estimate expected credit losses based on historical loss information then adjust the estimates based on current, reasonable and supportable forecast economic conditions.
NOTE 2 — Reportable Segments
As reported in our Annual Report on Form 10-K for the year ended December 31, 2019, the structure of our internal organization is divided into the following reportable segments, which are also our operating segments: Distribution and Storage Eastern Hemisphere (“D&S East”), Distribution and Storage Western Hemisphere (“D&S West”), Energy & Chemicals Cryogenics (“E&C Cryogenics”), and Energy & Chemicals FinFans (“E&C FinFans”).
Our D&S East segment has principal operations in Europe and Asia and primarily serves the geographic regions of Europe, Middle East and Asia. Our D&S West segment has principal operations in the United States and Latin America and primarily serves the Americas geographic region. Our D&S West segment also includes cryobiological storage manufacturing and distribution operations in the U.S., Europe and Asia, which serve customers around the world. E&C Cryogenics supplies critical engineered equipment and systems used in the separation, liquefaction, and purification of hydrocarbon and industrial gases that span gas-to-liquid applications. The E&C FinFans segment is focused on our unique and broad product offering and capabilities in air cooled heat exchangers (“ACHX”) and fans. Corporate includes operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, and risk management. Corporate support functions are not currently allocated to the segments. All prior period amounts presented in the tables below have been reclassified based on our current reportable segments.
We evaluate performance and allocate resources based on operating income as determined in our consolidated statements of income and comprehensive loss.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2020
(Dollars and shares in millions, except per share amounts) – Continued

Segment Financial Information

	Three Months Ended March 31, 2020
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Intersegment Eliminations	Corporate	Consolidated
Sales to external customers	$70.0	$111.6	$62.2	$80.7	$(3.4)	$—	$321.1
Depreciation and amortization expense	3.6	3.0	3.8	13.1	—	0.4	23.9
Operating income (loss) (1) (2)	6.9	26.5	8.7	1.1	—	(19.7)	23.5
Capital expenditures	5.1	1.7	1.0	0.5	—	2.0	10.3

	Three Months Ended March 31, 2019
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Intersegment Eliminations	Corporate	Consolidated
Sales to external customers	$68.7	$118.0	$35.1	$70.5	$(3.0)	$—	$289.3
Depreciation and amortization expense	4.2	2.9	4.5	4.1	—	0.3	16.0
Operating income (loss) (1) (2)	(2.3)	25.6	(10.7)	9.4	(1.1)	(16.3)	4.6
Capital expenditures	1.0	1.2	2.7	0.5	—	0.5	5.9
_______________

(1)	Restructuring costs for the:

•	three months ended March 31, 2020 were $5.2 ($1.0 - D&S East), $0.8 - D&S West, $0.4 - E&C Cryogenics, $2.4 - E&C FinFans, 0.6 - Corporate).

•	three months ended March 31, 2019 were $7.4 ($2.4 - D&S East, $0.3 - D&S West, $3.4 - E&C Cryogenics, $1.1 - E&C FinFans, $0.2 - Corporate).

(2)	Corporate includes transaction-related costs of: (includes costs associated with business development and other one-time transactions)

•	$0.9 for the three months ended March 31, 2019.
Product Sales Information

	Three Months Ended March 31, 2020
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Intersegment Eliminations	Consolidated
Natural gas processing (including petrochemical) and industrial gas applications	$—	$—	$21.6	$62.0	$(0.3)	$83.3
Liquefied natural gas (LNG) applications	19.7	18.9	33.3	8.6	(1.1)	79.4
HVAC, power and refining applications	—	—	7.3	10.1	(0.1)	17.3
Bulk industrial gas applications	39.0	32.4	—	—	(0.9)	70.5
Packaged gas industrial applications	11.1	41.1	—	—	(0.9)	51.3
Cryobiological storage	0.2	19.2	—	—	(0.1)	19.3
Total	$70.0	$111.6	$62.2	$80.7	$(3.4)	$321.1

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2020
(Dollars and shares in millions, except per share amounts) – Continued

	Three Months Ended March 31, 2019
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Intersegment Eliminations	Consolidated
Natural gas processing (including petrochemical) and industrial gas applications	$—	$—	$25.9	$51.5	$—	$77.4
Liquefied natural gas (LNG) applications	12.1	22.1	4.2	10.4	—	48.8
HVAC, power and refining applications	—	—	5.0	8.6	—	13.6
Bulk industrial gas applications	40.2	37.8	—	—	(0.3)	77.7
Packaged gas industrial applications	16.4	36.1	—	—	(1.0)	51.5
Cryobiological storage	—	22.0	—	—	(1.7)	20.3
Total	$68.7	$118.0	$35.1	$70.5	$(3.0)	$289.3

Total Assets	March 31, 2020	December 31, 2019
D&S East	$511.9	$528.6
D&S West	423.3	414.9
E&C Cryogenics	428.1	430.3
E&C FinFans	1,032.3	1,028.0
Corporate	27.4	79.6
Total	$2,423.0	$2,481.4

NOTE 3 — Revenue
Disaggregation of Revenue
The following table represents a disaggregation of revenue by timing of revenue along with the reportable segment for each category:

	Three Months Ended March 31, 2020
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Intersegment Eliminations	Consolidated
Point in time	$59.1	$102.4	$—	$21.2	$(2.7)	$180.0
Over time	10.9	9.2	62.2	59.5	(0.7)	141.1
Total	$70.0	$111.6	$62.2	$80.7	$(3.4)	$321.1

	Three Months Ended March 31, 2019
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Intersegment Eliminations	Consolidated
Point in time	$63.9	$107.4	$0.2	$18.8	$(3.0)	$187.3
Over time	4.8	10.6	34.9	51.7	—	102.0
Total	$68.7	$118.0	$35.1	$70.5	$(3.0)	$289.3

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2020
(Dollars and shares in millions, except per share amounts) – Continued

Refer to Note 2, “Reportable Segments,” for a table of revenue disaggregated by product application along with the reportable segment for each category.
Contract Balances
The following table represents changes in our contract assets and contract liabilities balances:

	March 31, 2020	December 31, 2019	Year-to-date Change ($)	Year-to-date Change (%)
Contract assets
Accounts receivable, net of allowances	$195.1	$202.6	$(7.5)	(3.7)%
Unbilled contract revenue	88.5	86.1	2.4	2.8%

Contract liabilities
Customer advances and billings in excess of contract revenue	$124.3	$127.8	$(3.5)	(2.7)%
Long-term deferred revenue	0.7	0.8	(0.1)	(12.5)%

Revenue recognized for the three months ended March 31, 2020 and 2019, that was included in the contract liabilities balance at the beginning of each year was $17.1 and $37.0, respectively. The amount of revenue recognized during the three months ended March 31, 2020 from performance obligations satisfied or partially satisfied in previous periods as a result of changes in the estimates of variable consideration related to long-term contracts, was not significant.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, and excludes unexercised contract options and potential orders.  As of March 31, 2020, the estimated revenue expected to be recognized in the future related to remaining performance obligations was $732.5. We expect to recognize revenue on approximately 84% of the remaining performance obligations over the next 12 months and with the remaining over the next few years thereafter.
NOTE 4 — Investments
The following table summarizes the components of investments:

	March 31, 2020	December 31, 2019
Investment in equity securities	$2.1	$6.9
Equity investments	6.0	6.5
Total investments	$8.1	$13.4

Investment in equity securities
During the third quarter of 2019, we made an investment in Stabilis Energy, Inc. (“Stabilis”) by converting $7.0 of a note receivable from Stabilis into an investment in their company stock. As of March 31, 2020, the value of the investment was $2.1, which reflects a $4.8 unrealized loss upon conversion and subsequent mark-to-market. Gains and losses for this investment in equity securities were recorded in unrealized loss on investment in equity securities on the consolidated statement of income and comprehensive loss during the three months ended March 31, 2020.
We categorize our financial assets and liabilities that are recorded at fair value into a hierarchy based on whether the inputs to valuation techniques are observable to unobservable. Level 2 inputs represent other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data. The Stabilis investment is measured at fair value on the condensed consolidated balance sheet as of March 31, 2020 using Level 2 inputs.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2020
(Dollars and shares in millions, except per share amounts) – Continued

Equity method accounting investments
Our equity investments accounted for under the equity method of accounting include a 50% ownership interest in a joint venture with Hudson Products de Mexico S.A. de CV which totaled $2.9 at March 31, 2020 and December 31, 2019. This investment is operated and managed by our joint venture partner and as such, we do not have control over the joint venture and therefore is not consolidated. Our equity in earnings from this investment were not material for both the three months ended March 31, 2020 and 2019. Additionally, we have a 25% ownership interest in Liberty LNG which we invested in during the third quarter of 2019 which totaled $2.7 and $3.3 at March 31, 2020 and December 31, 2019, respectively. Earnings for the three months ended March 31, 2020 were not material.
NOTE 5 — Leases
As of March 31, 2020, operating right-of-use (“ROU”) assets and lease liabilities were $31.9 and $32.0 ($5.4 of which was current), respectively. The weighted-average remaining term for lease contracts was 6.5 years at March 31, 2020, with maturity dates ranging from May 2020 to February 2029. The weighted-average discount rate was 4.7% at March 31, 2020.
We incurred $3.1 and $2.0 of rental expense under operating leases for the quarters ended March 31, 2020 and 2019, respectively. Certain operating leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight-line basis over the minimum lease term. Adjustments for straight-line rental expense for the respective periods was not material and as such, the majority of expense recognized was reflected in cash used in operating activities for the respective periods. This expense consisted primarily of payments for base rent on building and equipment leases. Payments related to short-term lease costs and taxes and variable service charges on leased properties were immaterial. In addition, we have the right, but no obligation, to renew certain leases for various renewal terms.
The following table summarizes future minimum lease payments for non-cancelable operating leases as of March 31, 2020:

2020	$6.0
2021	6.5
2022	6.1
2023	5.5
2024	5.3
Thereafter (1)	7.9
Total future minimum lease payments	$37.3
_______________

(1)	As of March 31, 2020, future minimum lease payments for non-cancelable operating leases for period subsequent to 2024 relate to seven leased facilities.
NOTE 6 — Inventories
The following table summarizes the components of inventory:

	March 31, 2020	December 31, 2019
Raw materials and supplies	$111.6	$104.0
Work in process	56.9	47.5
Finished goods	66.9	67.9
Total inventories, net	$235.4	$219.4

The allowance for excess and obsolete inventory balance at March 31, 2020 and December 31, 2019 was $10.2 and $10.8, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2020
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 7 — Goodwill and Intangible Assets
Goodwill
The following table represents the changes in goodwill by segment:

	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Consolidated
Balance at December 31, 2019	$117.0	$152.1	$176.2	$399.6	$844.9
Foreign currency translation adjustments	(2.4)	—	(1.0)	(0.3)	(3.7)
Balance at March 31, 2020	$114.6	$152.1	$175.2	$399.3	$841.2

Accumulated goodwill impairment loss at March 31, 2020 and December 31, 2019	$—	$82.5	$40.9	$23.7	$147.1

Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill) (1):

		March 31, 2020		December 31, 2019
	Weighted-average Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	13 years	$379.1	$(121.7)	$380.3	$(115.0)
Unpatented technology	10 years	89.0	(15.0)	90.1	(13.0)
Patents and other	2 years	20.9	(14.7)	20.9	(9.8)
Trademarks and trade names	14 years	2.7	(1.4)	2.4	(1.2)
Land use rights	50 years	11.8	(1.5)	12.0	(1.5)
Total finite-lived intangible assets	13 years	503.5	(154.3)	505.7	(140.5)
Indefinite-lived intangible assets:
Trademarks and trade names		163.2	—	163.9	—
Total intangible assets		$666.7	$(154.3)	$669.6	$(140.5)
_______________

(1)	Amounts include the impact of foreign currency translation. Fully amortized or impaired amounts are written off.
Amortization expense for intangible assets subject to amortization was $14.0 and $7.2 for the three months ended March 31, 2020 and 2019, respectively. We estimate amortization expense to be recognized during the next five years as follows:

For the Year Ending December 31,
2020	$48.5
2021	35.5
2022	35.4
2023	35.1
2024	34.3

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2020
(Dollars and shares in millions, except per share amounts) – Continued

China Government Grants are presented in our unaudited condensed consolidated balance sheets as follows:

	March 31, 2020	December 31, 2019
Current	$0.5	$0.5
Long-term	7.0	7.2
Total China Government Grants	$7.5	$7.7

We also received government grants from certain local jurisdictions within the United States, which are recorded in other assets in the unaudited condensed consolidated balance sheets and were not significant for the periods presented.
NOTE 8 — Debt and Credit Arrangements
Summary of Outstanding Borrowings
The following table represents the components of our borrowings:

	March 31, 2020	December 31, 2019
Senior secured revolving credit facility and term loan:
Term loan due June 2024 (1)	$444.4	$447.2
Senior secured revolving credit facility due June 2024 (2)	100.1	119.0
Unamortized debt issuance costs	(5.2)	(5.5)
Senior secured revolving credit facility and term loan, net of debt issuance costs	539.3	560.7

Convertible notes due November 2024:
Principal amount	$258.8	$258.8
Unamortized discount	(40.8)	(42.8)
Unamortized debt issuance costs	(3.6)	(3.8)
Convertible notes due November 2024, net of unamortized discount and debt issuance costs	214.4	212.2

Foreign facilities	0.7	4.4

Total debt, net of unamortized discount and debt issuance costs	754.4	777.3
Less: current maturities	12.0	15.7
Less: current portion of unamortized debt issuance costs	0.9	0.6
Long-term debt	$741.5	$761.0

_______________

(1)
As of March 31, 2020, there were $444.4 in borrowings outstanding under the term loan bearing an interest rate of 3.05%. The term loan is repayable annually in quarterly installments of 2.5% of the loan amount over the first two years, 5.0% for the third year, 7.5% for the fourth year and 10.0% for the fifth and final year.

(2)
The senior secured revolving credit facility due 2024 includes $100.0 sub limit for letters of credit, a $250.0 sub limit for discretionary letters of credit and $50.0 sub limit for swingline loans. As of March 31, 2020, there were $100.1 in borrowings outstanding under the senior secured revolving credit facility due 2024 bearing a weighted-average interest rate of 2.29% and $64.7 in letters of credit and bank guarantees outstanding supported by the senior secured revolving credit facility due 2024. As of March 31, 2020, the senior secured revolving credit facility due 2024 had availability of $385.2.

Senior Secured Revolving Credit Facility and Term Loan
On June 14, 2019, we entered into the Fourth Amended and Restated Credit Agreement, which includes a senior secured revolving credit facility (the “SSRCF”) and a term loan (together, the “2024 Credit Facilities”). The 2024 Credit Facilities mature on June 14, 2024.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2020
(Dollars and shares in millions, except per share amounts) – Continued

•	The SSRCF has a borrowing capacity of $550.0.

•	The term loan has a borrowing capacity of $450.0.

•
The 2024 Credit Facilities bear interest at a base rate margin determined on a leveraged-based scale which ranges from 25 to 125 basis points for alternative base rate loans and 125 to 225 basis points for LIBOR loans.

•	Interest and fees are payable on a quarterly basis (or if earlier, at the end of each interest period for LIBOR loans).
Significant financial covenants for the 2024 Credit Facilities include financial maintenance covenants that, as of the last day of any fiscal quarter ending on and after June 30, 2019, (i) require the ratio of the amount of Chart and its subsidiaries’ consolidated total net indebtedness to consolidated EBITDA to be less than specified maximum ratio levels and (ii) require the ratio of the amount of Chart and its subsidiaries’ consolidated EBITDA to consolidated cash interest expense to be greater than a specified minimum ratio level. The 2024 Credit Facilities include a number of other customary covenants including, but not limited to, restrictions on our ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations and pay dividends or distributions. At March 31, 2020, we were in compliance with all covenants.
The 2024 Credit Facilities also contain customary events of default. If such an event of default occurs, the lenders thereunder would be entitled to take various actions, including the acceleration of amounts due and all actions permitted to be taken by a secured creditor. The 2024 Credit Facilities are guaranteed by Chart and substantially all of its U.S. subsidiaries and secured by substantially all of the assets of Chart and our U.S. subsidiaries and 65% of the capital stock of our material non-U.S. subsidiaries (as defined by the Fourth Amended and Restated Credit Agreement) that are owned by U.S. subsidiaries.
Subsequent to the end of the first quarter of 2020, on April 20, 2020, we amended our 2024 Credit Facilities. The amendment, among other things, (i) adjusts the pricing grid in order to accommodate potentially higher leverage ratios, (ii) adjusts factoring related definitions and other related provisions to provide Chart with greater flexibility to enter into such arrangements in the future, (iii) incorporates a “cash hoarding” prevention covenant and (iv) incorporates various amendments to reflect interest rate floor and other changes to the Loan Syndications and Trading Association and Loan Market Association market standards for credit agreements.  The terms and conditions under the 2024 Credit Facilities are otherwise substantially the same as those prior to the amendment.
We recorded $6.1 in deferred debt issuance costs in conjunction with the 2024 Credit Facilities, which is included in long-term debt in the unaudited condensed consolidated balance sheet at March 31, 2020, associated with the term loan, which is being amortized over its five-year term beginning in July 2019.
We paid $7.5 in deferred debt issuance costs related to the SSCRF and included $2.5 of the unamortized debt issuance costs from the previous senior secured revolving credit facility, which are presented in other assets in the unaudited condensed consolidated balance sheet at March 31, 2020 and are being amortized over the five-year term of the SSRCF. At March 31, 2020, unamortized debt issuance costs associated with the SSRCF were $8.5.
The following table summarizes interest expense and financing costs amortization related to the 2024 Credit Facilities and our previous senior secured revolving credit facility:

	Three Months Ended March 31,
	2020	2019
Interest expense, term loan due June 2024	$4.2	$—
Interest expense, senior secured revolving credit facility	0.6	3.2
Interest expense, senior secured revolving credit facility and term loan due June 2024	$4.8	$3.2

Financing costs amortization, senior secured revolving credit facility and term loan due 2024	$0.8	$0.2

2024 Convertible Notes
On November 6, 2017, we issued 1.00% Convertible Senior Subordinated Notes due November 2024 (the “2024 Notes”) in the aggregate principal amount of $258.8, pursuant to an Indenture, dated as of such date (the “Indenture”). The 2024 Notes bear

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2020
(Dollars and shares in millions, except per share amounts) – Continued

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
A conversion of the 2024 Notes may be settled in cash, shares of our common stock or a combination of cash and shares of our common stock, at our election (subject to, and in accordance with, the settlement provisions of the Indenture). The initial conversion rate for the 2024 Notes is 17.0285 shares of common stock (subject to adjustment as provided for in the Indenture) per $1,000 principal amount of the 2024 Notes, which is equal to an initial conversion price of approximately $58.725 per share, representing a conversion premium of approximately 35% above the closing price of our common stock of $43.50 per share on October 31, 2017. In addition, following certain corporate events that occur prior to the maturity date as described in the Indenture, we will pay a make-whole premium by increasing the conversion rate for a holder who elects to convert its 2024 Notes in connection with such a corporate event in certain circumstances. For purposes of calculating earnings per share, if the average market price of our common stock exceeds the applicable conversion price during the periods reported, shares contingently issuable under the 2024 Notes will have a dilutive effect with respect to our common stock. Since the conversion price of $58.725 exceeded our closing common stock price of $28.98 at the end of the period, the if-converted value did not exceed the principal amount of the 2024 at March 31, 2020. As described below, we entered into convertible note hedge transactions, which are expected to reduce the potential dilution with respect to our common stock upon conversion of the 2024 Notes.
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
We reassess the convertibility of the 2024 Notes and the related balance sheet classification on a quarterly basis. As of March 31, 2020, events for early conversion were not met, and thus the 2024 Notes were not convertible as of and for the fiscal quarter beginning April 1, 2020. There have been no conversions as of the date of this filing.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2020
(Dollars and shares in millions, except per share amounts) – Continued

The following table summarizes interest accretion of the 2024 Notes discount, 1.0% contractual interest coupon and financing costs amortization associated with the 2024 Notes:

	Three Months Ended March 31,
	2020	2019
2024 Notes, interest accretion of convertible notes discount	$1.9	$1.8
2024 Notes, 1.0% contractual interest coupon	0.6	0.6
2024 Notes, total interest expense	$2.5	$2.4

2024 Notes, financing costs amortization	$0.2	$0.2

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
Foreign Facilities
In various markets where we do business, we have local credit facilities to meet local working capital demands, fund letters of credit and bank guarantees, and support other short-term cash requirements. The facilities generally have variable interest rates and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. As of March 31, 2020 and December 31, 2019, respectively, we had USD equivalent $0.7 and $4.4 in borrowing outstanding under these facilitates, with additional capacity of USD equivalent $20.8 and $23.1, respectively. The Company has foreign letters of credit and bank guarantees totaling USD equivalent $34.9 and $12.6 as of March 31, 2020 and December 31, 2019, respectively. The weighted-average interest rate on these borrowings was 1.4% and 1.3% as of March 31, 2020 and December 31, 2019, respectively.
Letters of Credit
Chart Energy & Chemicals, Inc., a wholly-owned subsidiary of the Company, had $1.0 in deposits in a bank outside of the SSRCF to secure letters of credit. The deposits are treated as restricted cash and restricted cash equivalents in the unaudited condensed consolidated balance sheets ($1.0 in other assets at both March 31, 2020 and December 31, 2019).
Fair Value Disclosures
The fair value of the 2024 Notes was approximately 78% and 132% of their par value as of March 31, 2020 and December 31, 2019, respectively. The 2024 Notes are actively quoted instruments and, accordingly, the fair value of the 2024 Notes was determined using Level 1 inputs.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2020
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 9 — Product Warranties
We provide product warranties with varying terms and durations for the majority of our products. We estimate our warranty reserve by considering historical and projected warranty claims, historical and projected cost-per-claim, and knowledge of specific product issues that are outside our typical experience. We record warranty expense in cost of sales in the unaudited condensed consolidated statements of income and comprehensive loss. Product warranty claims not expected to occur within one year are included as part of other long-term liabilities in the unaudited condensed consolidated balance sheets.
The following table represents changes in our consolidated warranty reserve:

Balance at December 31, 2019	$11.7
Issued – warranty expense	1.3
Warranty usage	(1.1)
Balance at March 31, 2020	$11.9

NOTE 10 — Business Combinations
Air-X-Changers Acquisition
On July 1, 2019, we completed the acquisition of AXC pursuant to the previously disclosed Asset Purchase Agreement dated as of May 8, 2019 (the “AXC acquisition”). The purchase price for AXC was $599.7, including post-closing purchase price adjustments with respect to working capital. We paid $592.0 of the purchase price at closing and the final working capital adjustment of $7.7 was paid during the third quarter of 2019. We financed the purchase price for the AXC acquisition with proceeds from borrowings under the 2024 Credit Facilities and a public offering of Chart’s common stock in 2019. See Note 8, “Debt and Credit Arrangements” and Note 11 “Accumulated Other Comprehensive Loss” for more information.
AXC is a leading supplier of custom engineered and manufactured ACHX for the natural gas compression and processing industry and refining and petrochemical industry. The ACHX offered by AXC is used in conditioning natural gas during recovery, compression and transportation from underground reserves through major pipeline distribution channels. In addition to natural gas compression and processing, AXC’s products are also used in the turbine lube oil cooling, landfill gas compression and liquids cooling industries. AXC’s end markets include process industries, power generation and refineries. AXC was combined with Chart’s Hudson Products and Chart Cooler Service businesses from the prior E&C segment to create a new segment called E&C FinFans. The E&C FinFans segment is focused on our unique and broad product offering and capabilities in ACHX and fans.
As defined in our significant policies for fair value measurements in Note 1, we preliminarily allocated the acquisition consideration to tangible and identifiable intangible assets acquired and liabilities assumed based on their preliminary estimated fair values as of the acquisition date. The preliminary fair value of the acquired tangible and identifiable intangible assets were determined based on inputs that are unobservable and significant to the overall fair value measurement. It is also based on estimates and assumptions made by management at the time of the acquisition. As such, this was classified as Level 3 fair value hierarchy measurements and disclosures.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2020
(Dollars and shares in millions, except per share amounts) – Continued

remainder of the measurement period, which shall not exceed twelve months from the closing of the acquisition. We do not believe such revisions or changes will be material.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in the AXC acquisition as of the acquisition date:

Preliminary Estimated Fair Value
Net assets acquired:
Identifiable intangible assets	$256.4
Goodwill	287.5
Property, plant and equipment	34.2
Other assets	53.1
Liabilities	(31.5)
Net assets acquired	$599.7

Information regarding preliminary identifiable intangible assets acquired in the AXC acquisition is presented below:

	Weighted-average Estimated Useful Life	Preliminary Estimated Asset Fair Value
Finite-lived intangible assets:
Customer relationships	14.0 years	$139.1
Unpatented technology	10.0 years	42.1
Backlog (1)	1.0 year	19.2
Other identifiable intangible assets (1)	4.0 years	1.0
Total finite-lived intangible assets acquired	11.0 years	201.4
Indefinite-lived intangible assets:
Trademarks and trade names		55.0
Total identifiable intangible assets acquired		$256.4
_______________

(1)	Backlog and other identifiable intangible assets are included in “Patents and other” in Note 7. “Goodwill and Intangible Assets.”
Unaudited Supplemental Pro Forma Information
The following unaudited supplemental pro forma financial information is based on our historical consolidated financial statements and AXC’s historical consolidated financial statements as adjusted to give effect to the July 1, 2019 AXC acquisition. The unaudited supplemental pro forma financial information for the periods presented gives effect to the acquisition as if it had occurred on January 1, 2019.
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

•
Adjustment to reflect an increase in interest expense resulting from interest on the term loan under the 2024 Credit Facilities to finance the AXC acquisition and amortization of related debt issuance costs.

•	Adjustment to reflect the change in the estimated income tax rate for federal and state purposes.

•	Adjustment to reflect the increase in weighted-average shares in connection with the equity issuance.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2020
(Dollars and shares in millions, except per share amounts) – Continued

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
The following table presents pro forma sales, net income attributable to Chart Industries, Inc., and net income attributable to Chart Industries, Inc. per common share data assuming AXC was acquired at the beginning of the 2019 fiscal year:

Three Months Ended
March 31, 2019
Pro forma sales	$365.5
Pro forma net income attributable to Chart Industries, Inc.	5.9

Pro forma net income attributable to Chart Industries, Inc. per common share, basic	$0.17
Pro forma net income attributable to Chart Industries, Inc. per common share, diluted	0.16

NOTE 11 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at December 31, 2019	$(25.0)	$(10.9)	$(35.9)
Other comprehensive loss	(10.2)	—	(10.2)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	0.3	0.3
Net current-period other comprehensive (loss) income, net of taxes	(10.2)	0.3	(9.9)
Balance at March 31, 2020	$(35.2)	$(10.6)	$(45.8)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at December 31, 2018	$(17.5)	$(12.4)	$(29.9)
Other comprehensive loss	(4.9)	—	(4.9)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	0.3	0.3
Net current-period other comprehensive (loss) income, net of taxes	(4.9)	0.3	(4.6)
Balance at March 31, 2019	$(22.4)	$(12.1)	$(34.5)

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2020
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 12 — Earnings Per Share
The following table presents calculations of net earnings per share of common stock:

	Three Months Ended March 31,
	2020	2019
Net income attributable to Chart Industries, Inc.	$8.5	$0.9

Net income attributable to Chart Industries, Inc. per common share:
Basic	$0.24	$0.03
Diluted	$0.24	$0.03

Weighted average number of common shares outstanding – basic	35.77	31.57
Incremental shares issuable upon assumed conversion and exercise of share-based awards	0.24	0.55
Incremental shares issuable due to dilutive effect of convertible notes	—	1.20
Incremental shares issuable due to dilutive effect of warrants	—	0.49
Weighted average number of common shares outstanding – diluted	36.01	33.81

Diluted earnings per share does not reflect the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Share-based awards	0.50	0.14
Convertible note hedge and capped call transactions (1)	—	1.20
Warrants	4.41	—
Total anti-dilutive securities	4.91	1.34
 _______________

(1)
The convertible note hedge offsets any dilution upon actual conversion of the 2024 Notes up to a common stock price of $71.775 per share. For further information, refer to Note 8, “Debt and Credit Arrangements.”

NOTE 13 — Income Taxes
Income tax expense of $1.7 for the three months ended March 31, 2020 and income tax benefit of $2.0 for the three months ended March 31, 2019, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 16.7% and 200.0%, respectively.
The effective income tax rate of 16.7% for the three months ended March 31, 2020 differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits associated with stock compensation, partially offset by the effect of income earned by certain of our foreign entities being taxed at higher rates than the U.S. federal statutory rate and losses incurred by certain of our Chinese operations for which no benefit was recorded. We expect our 2020 full year effective income tax rate to be approximately 20%.
As of March 31, 2020 and December 31, 2019, we had a liability for gross unrecognized tax benefits of $2.5 and $2.4, respectively. This amount includes $1.8 of unrecognized tax benefits as of both March 31, 2020 and December 31, 2019, which, if ultimately recognized, would reduce our annual effective income tax rate. We recognize interest and penalties related to uncertain tax positions in income tax expense. These amounts were not significant for the periods presented.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2020
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 14 — Share-based Compensation
During the three months ended March 31, 2020, we granted 0.11 stock options, 0.08 restricted stock units, and 0.04 performance units. The total fair value of awards granted to employees during the three months ended March 31, 2020 was $11.0. In addition, our non-employee directors received stock awards with a total fair value of $0.2. During the three months ended March 31, 2020, participants in our stock option plans exercised options to purchase 0.09 shares of our common stock, while 0.03 stock options were forfeited.
Stock options generally have a four-year graded vesting period. Restricted stock and restricted stock units generally vest ratably over a three-year period. Performance units generally vest at the end of a three-year performance period based on the attainment of certain pre-determined performance condition targets. During the three months ended March 31, 2020, 0.09 restricted stock and restricted stock units vested while 0.01 restricted stock units were forfeited.
Share-based compensation expense was $2.9 and $2.4 for the three months ended March 31, 2020 and 2019, respectively. Share-based compensation expense is included in selling, general, and administrative expenses in the unaudited condensed consolidated statements of income and comprehensive loss. As of March 31, 2020, total share-based compensation of $15.9 is expected to be recognized over the weighted-average period of approximately 2.4 years.
NOTE 15 — Commitments and Contingencies
Environmental
We are subject to federal, state, local, and foreign environmental laws and regulations concerning, among other matters, waste water effluents, air emissions, and handling and disposal of hazardous materials, such as cleaning fluids. We are involved with environmental compliance, investigation, monitoring, and remediation activities at certain of our owned and formerly owned manufacturing facilities and at one owned facility that is leased to a third party, and, except for these continuing remediation efforts, believes we are currently in substantial compliance with all known environmental regulations. At March 31, 2020 and December 31, 2019, we had undiscounted accrued environmental reserves of $0.4 and $0.6, respectively. We accrue for certain environmental remediation-related activities for which commitments or remediation plans have been developed and for which costs can be reasonably estimated. These estimates are determined based upon currently available facts and circumstances regarding each facility. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. Future expenditures relating to these environmental remediation efforts are expected to be made over the next seven years as ongoing costs of remediation programs.
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
Legal Proceedings
Stainless Steel Cryobiological Tank Legal Proceedings
During the second quarter of 2018, Chart was named in lawsuits (including a class action lawsuit filed in the U.S. District Court for the Northern District of California) filed against Chart and other defendants with respect to the alleged failure of a stainless steel cryobiological storage tank (model MVE 808AF-GB) at the Pacific Fertility Center in San Francisco, California.  We continue to evaluate the merits of such claims in light of the information available to date regarding use, maintenance and operation of the tank that was sold to the Pacific Fertility Center through an independent distributor and which has been out of our control for six years prior to the alleged failure.  Accordingly, an accrual related to any damages that may result from the lawsuits has not been recorded because a potential loss is not currently probable or estimable.
We have asserted various defenses against the claims in the lawsuits, including a defense that since manufacture, we were not in any way involved with the installation, ongoing maintenance or monitoring of the tank or related fertility center cryogenic systems at any time since the initial delivery of the tank.
Aluminum Cryobiological Tank Legal Proceeding
Chart has been named in a purported class action lawsuit filed in the Ontario Superior Court of Justice against the Company and other defendants with respect to the alleged failure of an aluminum cryobiological storage tank (model FNL XC 47/11-6 W/

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2020
(Dollars and shares in millions, except per share amounts) – Continued

11) at The Toronto Institute for Reproductive Medicine in Etobicoke, Ontario.  We have confirmed that the tank in question was part of the aluminum cryobiological tank recall commenced on April 23, 2018. As of March 31, 2020, a settlement was reached by the parties in the lawsuit with no material effect on the Company’s financial position, results of operations or cash flows.
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
NOTE 16 — Restructuring Activities
During the first quarter of 2020, we implemented certain cost reduction actions across all segments and corporate to appropriately size our workforce with demand as well as eliminate redundant work. Costs were primarily related to headcount reductions. These actions resulted in total restructuring costs of $5.2, consisting of mainly employee severance costs. These restructuring activities were substantially completed by the end of the first quarter 2020. We are closely monitoring our end markets and order rates and will continue to take appropriate and timely actions as necessary.
Restructuring charges of $7.4 in the first quarter of 2019 were related to the timing of recognizing costs related to facility consolidations and a streamlining of the commercial activities surrounding our Lifecycle business in E&C Cryogenics and E&C FinFans, geographic realignment of our manufacturing capacity in D&S East, as well as departmental restructuring, including headcount reductions.
The following table is a summary of the severance and other restructuring costs, which included employee-related costs, facility rent and exit costs, relocation, recruiting, travel and other, for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Severance:
Cost of sales	$2.3	$0.5
Selling, general, and administrative expenses	2.9	1.0
Total severance costs	5.2	1.5
Other restructuring:
Cost of sales	—	5.0
Selling, general, and administrative expenses	—	0.9
Total other restructuring costs	—	5.9

Total restructuring costs	$5.2	$7.4

The following tables summarize our restructuring activities for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Corporate	Consolidated
Balance at December 31, 2019	$0.4	$0.1	$0.2	$—	$0.2	$0.9
Restructuring costs	1.0	0.8	0.4	2.4	0.6	5.2
Cash payments and other	(0.7)	(0.1)	(0.1)	(2.4)	—	(3.3)
Balance at March 31, 2020	$0.7	$0.8	$0.5	$—	$0.8	$2.8

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2020
(Dollars and shares in millions, except per share amounts) – Continued

	Three Months Ended March 31, 2019
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Corporate	Consolidated
Balance at December 31, 2018	$0.8	$—	$—	$—	$0.1	$0.9
Restructuring costs	2.4	0.3	3.4	1.1	0.2	7.4
Property, plant and equipment impairment	(1.9)	—	(3.2)	—	—	(5.1)
Cash payments and other	(0.5)	—	0.5	(1.1)	(0.2)	(1.3)
Balance at March 31, 2019	$0.8	$0.3	$0.7	$—	$0.1	$1.9

NOTE 17 — Subsequent Event
On April 20, 2020, we amended our 2024 Credit Facilities. The amendment, among other things, (i) adjusts the pricing grid in order to accommodate potentially higher leverage ratios, (ii) adjusts factoring related definitions and other related provisions to provide Chart with greater flexibility to enter into such arrangements in the future, (iii) incorporates a “cash hoarding” prevention covenant and (iv) incorporates various amendments to reflect interest rate floor and other changes to the Loan Syndications and Trading Association and Loan Market Association market standards for credit agreements.  The terms and conditions under our 2024 Credit Facilities are otherwise substantially the same as those prior to the amendment. Refer to Note 8, “Debt and Credit Arrangements” for further information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements. Actual results may differ materially from those discussed below. See “Forward-Looking Statements” at the end of this discussion and Item 1A. “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with this discussion.
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
COVID-19 Update
While the recent outbreak of the coronavirus (COVID-19) did not have a material adverse effect on our reported results for the first quarter of 2020, we are actively monitoring the impact of the COVID-19 outbreak on our results of operations for the second quarter of 2020 and beyond. The extent to which our operations will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.
All Chart manufacturing locations globally have been deemed essential business by each local and federal government and therefore continue to operate under this status, although we lost a total of 40 production days in the first quarter across our locations, with 26 of those days in our Chinese facilities in late January and early February as we either waited for the approval of our essential status or there was a mandatory government shutdown as in China. As the safety of our team members is our top priority, we have instituted additional precautions while we continue to produce our products not just for critical care medical applications but also for energy infrastructure. During March 2020, we increased production on specific medical oxygen related products by over 65% in the United States and 50% in the Czech Republic. Known order activity for our medical oxygen products used in hospital applications increased 34% in the first quarter 2020 when compared to the first quarter of 2019 and increased 29% when compared to the fourth quarter of 2019. The regional breakdown compared to the first quarter of 2019 is:

•	In China, an increase of 69%;

•	In Europe, an increase of 21%;

•	In India, an increase of 122%; and

•	In the United States, an increase of 39%.
Additionally, orders for our cryobiological product line, which is used for storage and transport of vaccinations, cell therapy and biological inventory increased by 14% to $20.8 million in the first quarter of 2020 when compared to the first quarter of 2019. April 2020 month to date demand for critical care products has increased. Month to date through April 20, 2020, we received more medical oxygen kit orders in the United States than in the entire first quarter of 2020, and total medical oxygen specific demand is already at 39% of the first quarter levels. We expect this COVID-19 related demand to return to “pre-COVID-19” levels later in 2020.
In terms of macro drivers, we continue to see long-term strength in medium and long-term fundamentals of our markets, in particular the transition to clean energy and the need for infrastructure associated with that. We received orders with 120 new customers in the first quarter of 2020. Eighty-four of these new customers were outside of North America which continues to demonstrate the continued long-term fundamental global clean energy transition.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law in the United States. The CARES Act, among other things, includes modifications to net operating loss carryforwards provisions and the net interest expense deduction, and deferment of social security tax payments. We are currently evaluating the provisions of the CARES Act and how certain elections may impact our financial position, results of operations, and disclosures if elected.

First Quarter 2020 Highlights
Orders for medical oxygen critical care products increased by 34% over the first quarter 2019, and we increased associated production by over 50% to meet continued demand for liquid oxygen for COVID-19 patients. We booked a $29.5 million order for a propane dehydrogenation plant in February 2020.
Ending backlog as of March 31, 2020 was $732.5 million compared to $733.8 million as of March 31, 2019, while backlog only decreased by 3.9% from the record high of $762.3 million as of December 31, 2019. Backlog of $732.5 million is flat to first quarter of 2019, which included $135 million of Venture Global Calcasieu Pass big LNG orders. As of the end of the first quarter 2020, there was $93 million of Calcasieu Pass backlog remaining. Excluding Calcasieu Pass, backlog increased 6.8% current quarter over prior year quarter. In our Distribution and Storage Western Hemisphere (“D&S West”) segment, first quarter 2020 backlog of $150.9 million is the highest in the history of the business; up 18.7% over the first quarter of 2019 and 2.6% over the fourth quarter 2019. Distribution and Storage Eastern Hemisphere (“D&S East”) segment backlog of $221.0 million is the highest for that segment since the first quarter of 2015, aside from fourth quarter of 2019, which included a significant portion of PetroChina LNG related backlog that subsequently was cancelled.  Also worth noting is that we have not had any material cancellations in our backlog year to date in any segment.
First quarter 2020 sales of $321.1 million increased 11.0% from the first quarter of 2019 (decreased 1.1% organically), driven by sales of $34.9 million from our Air-X-Changers (“AXC”) business and higher sales from our systems and brazed aluminum heat exchangers within our Energy & Chemicals Cryogenics (“E&C Cryogenics”) segment as we started to execute on big LNG orders.
First quarter 2020 gross margin as a percent of sales of 28.5% increased from 23.2% in the first quarter of 2019 and increased from 25.0% in the fourth quarter of 2019. The increase current quarter over prior year quarter was primarily driven by our E&C Cryogenics and our D&S East segments.
Outlook
Chart’s business is structurally very different during this anticipated downturn than the last downturn in the 2014 to 2016 timeframe.  The composition of the portfolio of products we offer, the acquisition and divestiture activities that have resulted in a much more diverse and geographically broad company and our cost reduction efforts to date set us up for continued earnings and cash flow through an anticipated downturn.  Additionally, in the 2014 to 2016 timeframe, we had virtually no aftermarket, service and repair revenue, while these now account for over 13% of total Chart revenue.  In the prior cycle, we were heavily reliant on one Big LNG project.  We now think of Big LNG as “icing on the cake” and have line of sight to growth in many of our base businesses across the cycle.  Finally, we have a much more diversified, global footprint which accesses applications and projects that previously were not economical.  A year and a half ago we sold into 21 countries.  We now work on projects and sell into over 70 countries.
Yet even with these changes, there remains a high amount of uncertainty surrounding the potential business impacts from COVID-19.  While we have not yet seen a meaningful impact on total bookings, although a shift from Energy & Chemicals FinFans (“E&C FinFans”) to D&S West and D&S East is expected, we are withdrawing our prior 2020 full year guidance until we have more clarity on the duration and severity of the situation.  While we think it is prudent holding off on issuing new guidance until the situation stabilizes, we can provide the following data points for 2020:

•	Venture Global’s Calcasieu Pass project remains on schedule, with $100 million of expected revenue in our E&C Cryogenics segment in 2020.

•
We are seeing a short-term increase in demand in our medical related products.  Products that we manufacture that can be used in these applications were 21% of total Chart revenue for the full year 2019.

•	We continue to expect strong free cash flow generation in the year, and we have suspended our share buyback program.

•	We continue to prioritize debt paydown.

•	Year-to-date, we have taken cost reductions totaling over $48.8 million of annualized savings. This is in addition to the $38 million of savings from cost reductions taken in 2019.

•	Our expected effective tax rate remains unchanged at 20% for the full year 2020.

•
Our capital expenditures are flexible, and we will continue to assess the spend as the year progresses.  At this time, we anticipate capital expenditures spend will be in the $25 million to $30 million range.

Consolidated Results for the Three Months Ended March 31, 2020 and 2019, and December 31, 2019
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the three months ended March 31, 2020 and 2019 and December 31, 2019 (dollars in millions). Financial data for the three months ended December 31, 2019 has been included to provide additional information regarding our business trends on a sequential quarter basis.
Selected Financial Information

	Three Months Ended			Current Quarter vs. Prior Year Quarter		Current Quarter vs. Prior Sequential Quarter
	March 31, 2020	March 31, 2019	December 31, 2019	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Sales
D&S East	$70.0	$68.7	$76.6	$1.3	1.9%	$(6.6)	(8.6)%
D&S West	111.6	118.0	116.9	(6.4)	(5.4)%	(5.3)	(4.5)%
E&C Cryogenics	62.2	35.1	58.9	27.1	77.2%	3.3	5.6%
E&C FinFans	80.7	70.5	89.7	10.2	14.5%	(9.0)	(10.0)%
Intersegment eliminations	(3.4)	(3.0)	0.3	(0.4)	13.3%	(3.7)	(1,233.3)%
Consolidated	$321.1	$289.3	$342.4	$31.8	11.0%	$(21.3)	(6.2)%

Gross Profit
D&S East	$17.1	$8.9	$8.5	$8.2	92.1%	$8.6	101.2%
D&S West	38.7	40.0	38.7	(1.3)	(3.3)%	—	—%
E&C Cryogenics	16.1	0.1	15.2	16.0	16,000.0%	0.9	5.9%
E&C FinFans	19.5	19.2	23.1	0.3	1.6%	(3.6)	(15.6)%
Intersegment eliminations	—	(1.1)	0.2	1.1	100.0%	(0.2)	(100.0)%
Consolidated	$91.4	$67.1	$85.7	$24.3	36.2%	$5.7	6.7%

Gross Profit Margin
D&S East	24.4%	13.0%	11.1%
D&S West	34.7%	33.9%	33.1%
E&C Cryogenics	25.9%	0.3%	25.8%
E&C FinFans	24.2%	27.2%	25.8%
Consolidated	28.5%	23.2%	25.0%

SG&A Expenses
D&S East	$9.4	$9.9	$8.2	$(0.5)	(5.1)%	$1.2	14.6%
D&S West	11.0	13.3	10.7	(2.3)	(17.3)%	0.3	2.8%
E&C Cryogenics	6.5	9.0	6.1	(2.5)	(27.8)%	0.4	6.6%
E&C FinFans	7.3	6.8	9.0	0.5	7.4%	(1.7)	(18.9)%
Corporate	19.7	16.3	19.1	3.4	20.9%	0.6	3.1%
Consolidated	$53.9	$55.3	$53.1	$(1.4)	(2.5)%	$0.8	1.5%

SG&A Expenses (% of Sales)
D&S East	13.4%	14.4%	10.7%
D&S West	9.9%	11.3%	9.2%
E&C Cryogenics	10.5%	25.6%	10.4%
E&C FinFans	9.0%	9.6%	10.0%
Consolidated	16.8%	19.1%	15.5%

	Three Months Ended			Current Quarter vs. Prior Year Quarter		Current Quarter vs. Prior Sequential Quarter
	March 31, 2020	March 31, 2019	December 31, 2019	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Operating Income (Loss) (1)
D&S East	$6.9	$(2.3)	$(0.2)	$9.2	100.0%	$7.1	100.0%
D&S West	26.5	25.6	26.8	0.9	3.5%	(0.3)	(1.1)%
E&C Cryogenics	8.7	(10.7)	8.7	19.4	100.0%	—	—%
E&C FinFans	1.1	9.4	4.6	(8.3)	(88.3)%	(3.5)	(76.1)%
Corporate (2)	(19.7)	(16.3)	(19.0)	(3.4)	20.9%	(0.7)	3.7%
Intersegment eliminations	—	(1.1)	0.2	1.1	100.0%	(0.2)	(100.0)%
Consolidated	$23.5	$4.6	$21.1	$18.9	410.9%	$2.4	11.4%

Operating Margin
D&S East	9.9%	(3.3)%	(0.3)%
D&S West	23.7%	21.7%	22.9%
E&C Cryogenics	14.0%	(30.5)%	14.8%
E&C FinFans	1.4%	13.3%	5.1%
Consolidated	7.3%	1.6%	6.2%
_______________

(1)	Restructuring costs for the three months ended:

•	March 31, 2020 were $5.2 million ($1.0 million - D&S East, $0.8 million - D&S West, $0.4 million - E&C Cryogenics, $2.4 million - E&C FinFans, and $0.6 million - Corporate).

•	March 31, 2019 were $7.4 million ($2.4 million - D&S East, $0.3 million - D&S West, $3.4 million - E&C Cryogenics, $1.1 million - E&C FinFans, and $0.2 million - Corporate).

•	December 31, 2019 were $2.3 million ($0.4 million - D&S East, $0.1 million - D&S West, $0.1 million - E&C Cryogenics, $1.7 million - E&C FinFans).

(2)	Includes transaction-related costs of $0.9 million and $0.6 million for the three months ended March 31, 2019, and December 31, 2019, respectively.
Results of Operations for the Three Months Ended March 31, 2020 and 2019, and December 31, 2019
Sales for the first quarter of 2020 compared to the same quarter in 2019 increased $31.8 million, from $289.3 million to $321.1 million, or 11.0% (decreased 1.1% organically), driven by sales of $34.9 million from AXC. AXC sales of $34.9 million are included in our E&C FinFans segment for the three months ended March 31, 2020. Excluding the impact of AXC, sales decreased slightly, which was primarily driven by the softness in demand for midstream and upstream compression equipment within our E&C FinFans segment, partially offset by an increase in big LNG sales within our E&C Cryogenics segment.
Gross profit increased during the first quarter of 2020 compared to the first quarter of 2019 by $24.3 million or 36.2% (increased 28.9% organically), primarily driven by cost reductions in 2019. Gross profit as a percentage of sales increased both on a sequential quarter and quarter over prior year quarter basis on a consolidated basis and within three of our four operating segments: D&S East, D&S West and E&C Cryogenics. Furthermore, in the first quarter of 2020, our E&C FinFans segment’s gross profit as a percentage of E&C FinFans segment sales, excluding AXC’s gross profit of $4.9 million, was 31.9% as compared to 27.2% in the first quarter of 2019, which is an improvement of 4.7 percentage points on a quarter over prior year quarter basis.
Selling, general and administrative (“SG&A”) expenses decreased by $1.4 million ($3.9 million organically), or 2.5% (7.1% organically), during the first quarter of 2020 compared to the same quarter in 2019 due to lower employee-related expenses.
During the first quarter of 2020, we implemented certain cost reduction actions across all segments and corporate to appropriately size our workforce with demand as well as eliminate redundant work. Costs were primarily related to headcount reductions. These actions resulted in total restructuring costs of $5.2 million, which were recorded in cost of sales ($2.3 million) and SG&A ($2.9 million) and consisted of mainly employee severance costs. These restructuring activities were substantially completed by the end of the first quarter 2020. We anticipate these restructuring actions will result in incremental annualized savings of $45 million. During the first quarter of 2019, we implemented certain cost reduction or avoidance actions, including facility closures and relocations. These actions were primarily related to the consolidation of certain of our facilities within our E&C Cryogenics and E&C FinFans segments, streamlining commercial activities within our Lifecycle business, geographic realignment of manufacturing capacity in D&S East, as well as departmental restructuring, including headcount reductions. These actions resulted in property, plant and equipment disposals and severance costs of $7.4 million in the first quarter of 2019, which were recorded in cost of sales ($5.5 million) and SG&A ($1.9 million).
Interest Expense, Net and Financing Costs Amortization
Net interest expense for the three months ended March 31, 2020 and 2019 was $7.2 million and $5.3 million, respectively. Interest expense for the three months ended March 31, 2020 included $0.6 million of 1.0% cash interest and $1.9 million of non-cash interest accretion expense related to the carrying value of the convertible notes due 2024, and $4.8 million in interest related to borrowings on our senior secured revolving credit facility and term loan. Financing costs amortization was $1.0 million for first quarter of 2020 as compared to $0.4 million for the first quarter of 2019.
Foreign Currency Loss (Gain)
For the three months ended March 31, 2020 foreign currency loss was $0.3 million as compared to foreign currency gain of $0.1 million for the three months ended March 31, 2019.
Unrealized Loss On Investment In Equity Securities
Unrealized loss on investment in equity securities was $4.8 million as compared to zero for the three months ended March 31, 2019. As of March 31, 2020, the value of our investment Stabilis Energy, Inc. was $2.1 million, which reflects a $4.8 million unrealized loss upon conversion and subsequent mark-to-market during the first quarter of 2020.
Income Tax Expense (Benefit)
Income tax expense (benefit) of $1.7 million and $(2.0) million for three months ended March 31, 2020 and 2019 and represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 16.7% and 200.0%, respectively. The effective income tax rate of 16.7% for the three months ended March 31, 2020 differed from the U.S. federal statutory rate of 21% primarily due to income taxes on certain foreign entities earnings being taxed at higher rates than the U.S. federal statutory rate and certain Chinese operations losses for which no benefit was recorded, partially offset by tax benefits associated with share-based compensation.
The effective income tax rate of 200.0% for the three months ended March 31, 2019 differed from the U.S. federal statutory rate of 21% primarily due to the effect of income earned by certain of our foreign entities being taxed at higher rates than the federal statutory rate as well as losses incurred by certain of our Chinese operations for which no benefit was recorded.
Net Income
As a result of the foregoing, net income attributable to Chart for the three months ended March 31, 2020 and 2019 was $8.5 million and $1.0 million, respectively.
Segment Results
Our reportable and operational segments include: D&S East, D&S West, E&C Cryogenics, and E&C FinFans. Corporate includes operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, and risk management. Corporate support functions are not currently allocated to the segments. For further information, refer to Note 2, “Reportable Segments” note of our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report.

The following tables include key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the three months ended March 31, 2020 and 2019 (dollars in millions):
D&S East
Results for the Three Months Ended March 31, 2020 and 2019

	Three Months Ended		Current Quarter vs. Prior Year Quarter
	March 31, 2020	March 31, 2019	Variance ($)	Variance (%)
Sales	$70.0	$68.7	$1.3	1.9%
Gross Profit	17.1	8.9	8.2	92.1%
Gross Profit Margin	24.4%	13.0%
SG&A Expenses	$9.4	$9.9	$(0.5)	(5.1)%
SG&A Expenses (% of Sales)	13.4%	14.4%
Operating Income (Loss)	$6.9	$(2.3)	$9.2	100.0%
Operating Margin	9.9%	(3.3)%
For the first quarter of 2020, D&S East segment sales increased as compared to the same quarter in 2019. Sales of trailers and engineered systems and tanks in Europe were favorable offset by lower sales in China due to COVID-19 related temporary shutdowns.
During the first quarter of 2020, D&S East segment gross profit increased by $8.2 million as compared to the same quarter in 2019, and the related margin percentage increased by 11.4 percentage points. This increase in gross profit was mainly attributable to higher volume and costs related to the closing of our China brazed aluminum heat exchanger facility that drove higher restructuring costs in the first quarter of 2019. The increase in the related margin percentage was primarily driven by favorable product mix in Europe and favorable foreign currency exchange rates.
D&S East segment SG&A expenses decreased to $9.4 million for the first quarter of 2020 as compared to $9.9 million for the same quarter in 2019, primarily due to lower employee-related expenses.
D&S West
Results for the Three Months Ended March 31, 2020 and 2019

	Three Months Ended		Current Quarter vs. Prior Year Quarter
	March 31, 2020	March 31, 2019	Variance ($)	Variance (%)
Sales	$111.6	$118.0	$(6.4)	(5.4)%
Gross Profit	38.7	40.0	(1.3)	(3.3)%
Gross Profit Margin	34.7%	33.9%
SG&A Expenses	$11.0	$13.3	$(2.3)	(17.3)%
SG&A Expenses (% of Sales)	9.9%	11.3%
Operating Income	$26.5	$25.6	$0.9	3.5%
Operating Margin	23.7%	21.7%
D&S West segment sales decreased during the first quarter of 2020 as compared to the same quarter in 2019 primarily due to the timing of revenue recognition relative to certain of our LNG products, partially offset by an increase in our packaged gas products, specifically oxygen-related packaged gas tanks.
D&S West segment gross profit decreased slightly during the first quarter of 2020 as compared to the same quarter in 2019 primarily due to lower volume, while the related margin improvement was primarily driven by our parts and repairs services, packaged gas and standard tank products. Given the uncertainty around the length of the COVID-19 impacts, we have seen customers look at further utilizing their existing inventory and in turn, our aftermarket, service and repair business has picked up with D&S West parts, repair and service revenue up nearly 11% as compared to the first quarter 2019.

D&S West segment SG&A expenses decreased during the first quarter of 2020 as compared to the same quarter in 2019 primarily due to lower employee related costs partially offset by higher restructuring costs.
E&C Cryogenics
Results for the Three Months Ended March 31, 2020 and 2019

	Three Months Ended		Current Quarter vs. Prior Year Quarter
	March 31, 2020	March 31, 2019	Variance ($)	Variance (%)
Sales	$62.2	$35.1	$27.1	77.2%
Gross Profit	16.1	0.1	16.0	16,000.0%
Gross Profit Margin	25.9%	0.3%
SG&A Expenses	$6.5	$9.0	$(2.5)	(27.8)%
SG&A Expenses (% of Sales)	10.5%	25.6%
Operating Income (Loss)	$8.7	$(10.7)	$19.4	100.0%
Operating Margin	14.0%	(30.5)%
For the first quarter of 2020, E&C Cryogenics segment sales increased as compared to the same quarter in 2019. The increase in sales is primarily related to revenue contributions from big LNG, including Venture Global’s Calcasieu Pass LNG export terminal project, our Lifecycle business and petrochemical applications.
For the first quarter of 2020, E&C Cryogenics segment gross profit increased by $16.0 million as compared to the same quarter in 2019. The increase in gross profit was mainly driven by higher volume which the related margin improvement was primarily due higher margin work from Big LNG and lower restructuring costs.
E&C Cryogenics segment SG&A expenses decreased during the first quarter of 2020 as compared the same quarter in 2019 primarily due to lower employee-related costs and lower restructuring costs.
E&C FinFans
Results for the Three Months Ended March 31, 2020 and 2019

	Three Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	March 31, 2020	March 31, 2019	Variance ($)	Variance (%)
Sales	$80.7	$70.5	$10.2	14.5%
Gross Profit	19.5	19.2	0.3	1.6%
Gross Profit Margin	24.2%	27.2%
SG&A Expenses	$7.3	$6.8	$0.5	7.4%
SG&A Expenses (% of Sales)	9.0%	9.6%
Operating Income	$1.1	$9.4	$(8.3)	(88.3)%
Operating Margin	1.4%	13.3%
For the first quarter of 2020, E&C FinFans segment sales increased as compared to the same quarter in 2019 primarily due to the AXC acquisition. Excluding the impact of AXC, sales decreased by $24.7 million mainly due to a softness in demand for midstream and upstream compression equipment.
For the first quarter of 2020, E&C FinFans segment gross profit increased by $0.3 million (decreased by $4.6 million organically) as compared to the same quarter in 2019. E&C FinFans segment gross profit as a percentage of E&C FinFans segment sales, excluding AXC’s gross profit of $4.9 million, was 31.9% as compared to 27.2% in the first quarter of 2019, which is an improvement of 4.7 percentage points on a quarter over prior year quarter basis primarily due to a favorable product mix.
E&C FinFans segment SG&A expenses increased during the first quarter of 2020 as compared to the same quarter in 2019 primarily driven by the AXC acquisition, which added SG&A expenses of $2.5 million offset by lower employee related costs.

Corporate
Corporate SG&A expenses decreased in the first quarter of 2020 as compared to the same quarter in 2019 by $3.4 million primarily due to an increase in employee-related costs, share-based compensation expense and restructuring costs.
Liquidity and Capital Resources
Debt Instruments and Related Covenants
Subsequent to the end of the first quarter of 2020, on April 20, 2020, we amended our Fourth Amended and Restated Credit Facility. The amendment, among other things, (i) adjusts the pricing grid in order to accommodate potentially higher leverage ratios, (ii) adjusts factoring related definitions and other related provisions to provide Chart with greater flexibility to enter into such arrangements in the future, (iii) incorporates a “cash hoarding” prevention covenant and (iv) incorporates various amendments to reflect interest rate floor and other changes to the Loan Syndications and Trading Association and Loan Market Association market standards for credit agreements.  The terms and conditions under our Fourth Amended and Restated Credit Facility are otherwise substantially the same as those prior to the amendment. Our debt instruments and related covenants are described in Note 8, “Debt and Credit Arrangements” to our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report.
Sources and Use of Cash
Our cash and cash equivalents totaled $89.3 million at March 31, 2020, a decrease of $29.7 million from the balance at December 31, 2019. Our foreign subsidiaries held cash of approximately $73.4 million and $75.9 million, at March 31, 2020, and December 31, 2019, respectively, to meet their liquidity needs. No material restrictions exist to accessing cash held by our foreign subsidiaries. We expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. Cash equivalents are primarily invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations, and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization, and in the case of cash equivalents in China, obligations of local banks. We believe that our existing cash and cash equivalents, funds available under our senior secured revolving credit facility due June 2024 (“SSRCF”) or other financing alternatives, and cash provided by operations will be sufficient to meet our normal working capital needs, capital expenditures and prioritize the pay down of debt for the foreseeable future.
Cash provided by operating activities was $25.5 million for the three months ended March 31, 2020, an increase of $58.7 million compared to cash used in operating activities of $33.2 million for the three months ended March 31, 2019 primarily due to lower working capital in the first quarter of 2020.
Cash used in investing activities was $10.2 million and $8.9 million for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, we paid approximately $10.3 million for capital expenditures as compared to $5.9 million for the three months ended March 31, 2019.
Cash used in financing activities was $42.0 million and $2.6 million for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, we borrowed $64.5 million on our revolving credit facilities to fund working capital needs and to fund our share repurchase program and repaid $84.7 million in borrowings on our revolving credit facilities. We used $19.3 million to repurchase shares of Chart common stock related to our share purchase program during the three months ended March 31, 2020. We suspended the program on March 20, 2020 in light of uncertainty resulting from the COVID-19 pandemic and the desire to conserve cash resources.
Cash Requirements
We do not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2020. Management anticipates we will be able to satisfy cash requirements for our ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities. Capital expenditures for the remaining nine months of 2020 is expected to be in the range of $15 million to $20 million.
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, that we have not recognized as revenue and excludes unexercised contract options and potential orders. Our backlog as of March 31, 2020 was $732.5 million and is flat compared to $733.8 million as of March 31, 2019 which included $135 million of Venture Global Calcasieu Pass big

LNG orders.  As of the end of the first quarter of 2020, there was $93 million of Calcasieu Pass backlog remaining.  When removing that, backlog increased 6.8% current quarter over prior year quarter.
The tables below represent orders received and backlog by segment for the periods indicated (dollars in millions):

	Three Months Ended
	March 31, 2020	March 31, 2019	December 31, 2019
Orders
D&S East	$70.4	$83.2	$91.9
D&S West	117.9	114.1	138.4
E&C Cryogenics	51.2	194.6	54.4
E&C FinFans	69.1	69.3	58.8
Intersegment eliminations	(4.3)	—	—
Consolidated	$304.3	$461.2	$343.5

	As of
	March 31, 2020	March 31, 2019	December 31, 2019
Backlog
D&S East	$221.0	$196.2	$224.0
D&S West	150.9	127.1	147.1
E&C Cryogenics	273.2	298.2	285.3
E&C FinFans	94.7	112.3	105.9
Intersegment eliminations	(7.3)	—	—
Consolidated	$732.5	$733.8	$762.3
D&S East segment orders for the three months ended March 31, 2020 were $70.4 million compared to $83.2 million for the three months ended March 31, 2019 and $91.9 million for the three months ended December 31, 2019. The decrease in D&S East segment orders during the three months ended March 31, 2020 when compared to the same quarter last year was primarily driven by unfavorable engineering systems and tanks and mobile equipment in Europe; partially offset by favorable LNG systems at VRV India. The decrease from the fourth quarter of 2019 was mainly due to record trailer and LNG fueling station orders that occurred in the prior quarter; partially offset by increases in standard tanks and packaged gas in Europe. D&S East segment backlog at March 31, 2020 totaled $221.0 million compared to $196.2 million as of March 31, 2019 and $224.0 million as of December 31, 2019.
D&S West segment orders for the three months ended March 31, 2020 were $117.9 million compared to $114.1 million for the three months ended March 31, 2019, and $138.4 million for the three months ended December 31, 2019. The increase in D&S West segment orders during the three months ended March 31, 2020 when compared to the same quarter last year was primarily driven by favorable industrial gas and packaged gas slightly offset by unfavorable engineering systems. The decrease from fourth quarter 2019 was mainly due to a $21 million LNG by rail order, the first of its magnitude for our Gas By Rail (“GBR”) unique offering, that occurred in the prior quarter. In D&S West, first quarter backlog of $150.9 million is the highest in the history of the business; up 18.7% over the first quarter of 2019 and 2.6% over the fourth quarter of 2019.
E&C Cryogenics segment orders for the three months ended March 31, 2020 were $51.2 million compared to $194.6 million for the three months ended March 31, 2019 and $54.4 million for the three months ended December 31, 2019. Orders in the first quarter of 2019 included a $135 million order for cold box and brazed aluminum heat exchanger equipment content on Venture Global’s Calcasieu Pass liquefied natural gas (LNG) export terminal project. E&C Cryogenics segment backlog totaled $273.2 million as of March 31, 2020, compared to $298.2 million as of March 31, 2019 and $285.3 million as of December 31, 2019. E&C Cryogenics segment backlog included $135 million of Venture Global Calcasieu Pass big LNG orders as of December 31, 2019. As previously mentioned, there was $93 million of Calcasieu Pass backlog remaining as of March 31, 2020. Included in E&C Cryogenics segment backlog for all periods presented is approximately $40.0 million related to the previously announced Magnolia LNG order where production release is delayed until later in 2020.
E&C FinFans segment orders for the three months ended March 31, 2020 were $69.1 million compared to $69.3 million for the three months ended March 31, 2019 and $58.8 million for the three months ended December 31, 2019. E&C FinFans segment orders included $39.7 million in orders related to AXC for the three months ended March 31, 2020. Excluding the impact of AXC, orders decreased primarily due to softness in demand for natural gas compression equipment. E&C FinFans segment backlog totaled $94.7 million as of March 31, 2020, compared to $112.3 million as of March 31, 2019 and $105.9 million as of December 31, 2019. E&C FinFans backlog as of March 31, 2020 includes $36.5 million related to AXC.
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements.
Application of Critical Accounting Policies
Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. As such, some accounting policies have a significant impact on amounts reported in these unaudited condensed consolidated financial statements. A summary of those significant accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2019. In particular, judgment is used in areas such as revenue from contracts with customers, goodwill, indefinite-lived intangibles, long-lived assets (including finite-lived intangible assets), product warranty costs, and pensions. There have been no significant changes to our critical accounting policies since December 31, 2019.
Forward-Looking Statements
We are making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements include statements concerning the Company’s business plans, including statements regarding completed acquisitions, cost synergies and efficiency savings, objectives, future orders, revenues, margins, earnings or performance, liquidity and cash flow, capital expenditures, business trends, governmental initiatives, including executive orders and other information that is not historical in nature.  Forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “outlook,” “guidance,” “continue,” “target,” or the negative of such terms or comparable terminology.
Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, orders, results of operations, projected revenues, margins, capital expenditures, industry and business trends, cost synergies and savings objectives and government initiatives, among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. These include: the other factors discussed in Item 1A. “Risk Factors” and the factors discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019, which should be reviewed carefully; risks relating to the recent outbreak of the coronavirus (COVID-19); Chart’s ability to successfully integrate recent acquisitions, and achieve the anticipated revenue, earnings, accretion and other benefits from these acquisitions; estimated segment revenues, future revenue, earnings, cash flows and margin targets and run rates. These factors should not be construed as exhaustive and there may also be other risks that we are unable to predict at this time.
All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as the same may be updated from time to time. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the filing date of this document or to reflect the occurrence of unanticipated events, except as otherwise required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, our operations are exposed to fluctuations in interest rates and foreign currency values that can affect the cost of operating and financing. Accordingly, we address a portion of these risks through a program of risk management.
Interest Rate Risk: Our primary interest rate risk exposure results from the SSRCF’s various floating rate pricing mechanisms. If interest rates were to increase 200 basis points (2 percent) from the weighted-average interest rate of 2.29% at March 31, 2020, and assuming no changes in the $100.1 million of borrowings outstanding under the SSRCF at March 31, 2020, our additional annual expense would be approximately $2.0 million on a pre-tax basis. For future quarters, the interest rate will increase somewhat as a result of our $450 million in borrowings under a new term loan on July 1, 2019 in connection with the closing of the AXC acquisition.

Foreign Currency Exchange Rate Risk: We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations in the normal course of business, which can impact our financial position, results of operations, cash flow, and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive loss as reported in the unaudited condensed consolidated statements of income and comprehensive loss. Translation exposure is primarily with the euro, the Czech koruna, the Chinese yuan, Indian rupee and the Japanese yen. During the first quarter of 2020, the U.S. dollar strengthened in relation to the Czech koruna, the euro and the Chinese yuan by 10%, 3% and 2%, respectively. Additionally, the euro strengthened in relation to the Czech koruna by 8%. At March 31, 2020, a hypothetical 10% weakening of the U.S. dollar would not materially affect our financial statements.
Chart’s primary transaction exchange rate exposures are with the euro, the Japanese yen, the Czech koruna, the Australian dollar, the British pound, the Indian rupee, and the Chinese yuan. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the unaudited condensed consolidated statements of income and comprehensive loss as a component of foreign currency (gain) loss. We enter into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. We do not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At March 31, 2020, a hypothetical 10% weakening of the U.S. dollar would not materially affect our outstanding foreign exchange forward contracts.
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
Evaluation of Disclosure Controls and Procedures
We perform an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that as of March 31, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
As disclosed in Note 15, “Commitments and Contingencies”, Chart was named in lawsuits (including purported class action lawsuits filed in the U.S. District Court for the Northern District of California) filed against Chart and other defendants with respect to the alleged failure of a stainless steel cryobiological storage tank (model MVE 808AF-GB) at the Pacific Fertility Center in San Francisco, California, and Chart has also been named in a purported class action lawsuit filed in the Ontario Superior Court of Justice against Chart and other defendants with respect to the alleged failure of an aluminum cryobiological storage tank (model FNL XC 47/11-6 W/11) at The Toronto Institute for Reproductive Medicine in Etobicoke, Ontario.  We hereby incorporate by reference into this Item 1 the disclosure under the headings “Note 15, Commitments and Contingencies – Stainless Steel Cryobiological Tank Legal Proceedings” and “Note 15, Commitments and Contingencies – Aluminum Cryobiological Tank Legal Proceedings”.
Although we have not completed our factual investigations into these proceedings, which remain in their early stages, we believe that we have strong factual and legal defenses to the claims and intend to vigorously assert such defenses.

Item 1A.	Risk Factors
The COVID-19 pandemic has disrupted our operations and could have a material adverse effect on our business.
Our business could be materially and adversely affected by the outbreak of a widespread health epidemic. The present coronavirus (or COVID-19) pandemic has disrupted our operations and could affect our business, as government authorities impose mandatory closures, work-from-home orders and social distancing protocols or impose other restrictions that could materially adversely affect our ability to adequately staff and maintain our operations. While our production is considered “essential” in all locations we operate in, we have experienced, and may experience in the future, temporary facility closures while awaiting appropriate government approvals in certain jurisdictions. The COVID-19 outbreak could also disrupt our supply chain and materially adversely impact our ability to secure supplies for our facilities, which could materially adversely affect our operations. There may also be long-term effects on our customers in and the economies of affected countries. If the economy or markets in which we operate remain weak or deteriorate further, our business, financial condition and results of operations may be materially and adversely impacted.
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A. “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - 31, 2020	20,893	$69.84	—	$—
February 1 – 29, 2020	4,183	70.94	—	—
March 1 – 31, 2020	263	54.02	760,782	55,666,828
Total	25,339	69.86	760,782	$55,666,828
_______________

(1)
Includes shares of common stock surrendered to us during the first quarter of 2020 by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $1,770,183. The total number of shares repurchased represents the net shares issued to satisfy tax withholdings. All such repurchased shares were subsequently retired during the three months ended March 31, 2020.

(2)
On March 11, 2020, our Board of Directors authorized a share repurchase program for up to $75 million of the Company’s common stock over the next twelve months through various means, including open market transactions, block purchases, privately negotiated transactions or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. On March 20, 2020 we suspended our share repurchase program. We suspended the program on March 20, 2020 in light of uncertainty resulting from the COVID-19 pandemic and the desire to conserve cash resources.

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

Chart Industries, Inc.
(Registrant)

Date:	April 23, 2020	By:	/s/ Jillian C. Evanko
Jillian C. Evanko
Chief Executive Officer, President, Chief Financial Officer and Treasurer
(Principal Executive Officer and Principal Financial Officer)
(Duly Authorized Officer)

		By:	/s/ Scott W. Merkle
Scott W. Merkle
Vice President and Chief Accounting Officer