Form 10-Q
period 2020-06-30
CHART INDUSTRIES INC
filed 2020-07-23
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

As of July 20, 2020, there were 35,994,911 outstanding shares of the Company’s common stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in millions, except per share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$122.5	$119.0
Accounts receivable, less allowances of $8.2 and $8.8, respectively	184.4	202.6
Inventories, net	248.6	219.4
Unbilled contract revenue	85.5	86.1
Prepaid expenses	14.3	17.8
Other current assets	29.0	28.7
Total Current Assets	684.3	673.6
Property, plant, and equipment, net	397.5	404.6
Goodwill	844.2	844.9
Identifiable intangible assets, net	500.5	529.1
Investments	9.3	13.4
Other assets	16.8	15.8
TOTAL ASSETS	$2,452.6	$2,481.4

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$110.6	$125.0
Customer advances and billings in excess of contract revenue	133.6	127.8
Accrued salaries, wages, and benefits	33.5	41.5
Accrued income taxes	16.8	11.8
Current portion of warranty reserve	10.4	10.4
Short-term debt and current portion of long-term debt	12.5	16.3
Operating lease liabilities, current	5.1	6.3
Other current liabilities	37.1	39.2
Total Current Liabilities	359.6	378.3
Long-term debt	736.0	761.0
Long-term deferred tax liabilities	53.5	52.1
Accrued pension liabilities	9.4	10.2
Operating lease liabilities, non-current	25.4	27.8
Other long-term liabilities	22.3	19.6
Total Liabilities	1,206.2	1,249.0

Equity
Common stock, par value $0.01 per share – 150,000,000 shares authorized, 35,987,455 and 35,799,994 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	0.4	0.4
Additional paid-in capital	768.6	762.8
Treasury stock; 760,782 shares at June 30, 2020	(19.3)	—
Retained earnings	528.9	500.3
Accumulated other comprehensive loss	(37.9)	(35.9)
Total Chart Industries, Inc. Shareholders’ Equity	1,240.7	1,227.6
Noncontrolling interests	5.7	4.8
Total Equity	1,246.4	1,232.4
TOTAL LIABILITIES AND EQUITY	$2,452.6	$2,481.4

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales	$310.4	$309.6	$631.5	$598.9
Cost of sales	218.0	226.8	447.7	449.0
Gross profit	92.4	82.8	183.8	149.9
Selling, general, and administrative expenses	45.0	50.2	98.9	105.5
Amortization expense	14.0	7.3	28.0	14.5
Operating expenses	59.0	57.5	126.9	120.0
Operating income	33.4	25.3	56.9	29.9
Interest expense, net	7.5	5.4	14.7	10.7
Unrealized (gain) loss on investment in equity securities	(1.0)	—	3.8	—
Financing costs amortization	1.1	0.6	2.1	1.0
Foreign currency loss (gain)	0.9	(0.2)	1.2	(0.3)
Income before income taxes	24.9	19.5	35.1	18.5
Income tax expense	3.9	4.9	5.6	2.9
Net income	21.0	14.6	29.5	15.6
Less: Income attributable to noncontrolling, net of taxes	0.9	0.2	0.9	0.3
Net income attributable to Chart Industries, Inc.	$20.1	$14.4	$28.6	$15.3

Net income attributable to Chart Industries, Inc. per common share:
Basic	$0.57	$0.44	$0.81	$0.48
Diluted	0.57	0.41	0.80	0.45
Weighted-average number of common shares outstanding:
Basic	35.18	32.47	35.48	32.02
Diluted	35.31	34.72	35.66	34.25

Comprehensive income, net of taxes	$28.9	$16.2	$27.5	$12.6
Less: Comprehensive income attributable to noncontrolling interests, net of taxes	0.9	0.2	0.9	0.3
Comprehensive income attributable to Chart Industries, Inc., net of taxes	$28.0	$16.0	$26.6	$12.3

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in millions)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$29.5	$15.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	47.5	32.0
Interest accretion of convertible notes discount	3.9	3.7
Employee share-based compensation expense	4.9	4.3
Financing costs amortization	2.1	1.0
Unrealized loss on investment in equity securities	3.8	—
Other non-cash operating activities	2.4	4.9
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	18.1	(11.1)
Inventories	(29.2)	(3.6)
Unbilled contract revenues and other assets	13.3	(22.0)
Accounts payable and other liabilities	(21.8)	(20.7)
Customer advances and billings in excess of contract revenue	5.8	(4.5)
Net Cash Provided By (Used In) Operating Activities	80.3	(0.4)
INVESTING ACTIVITIES
Capital expenditures	(21.0)	(15.1)
Acquisition of businesses, net of cash acquired	—	(4.2)
Proceeds from sale of assets	0.8	—
Government grants	—	(0.2)
Net Cash Used In Investing Activities	(20.2)	(19.5)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	93.5	52.0
Repayments on revolving credit facilities	(121.4)	(291.3)
Repayments on term loan	(5.6)	—
Payments for debt issuance costs	(1.9)	(2.7)
Issuance of shares	—	295.8
Payments for equity issuance costs (1)	—	(8.9)
Proceeds from exercise of stock options	2.6	9.2
Common stock repurchases from share-based compensation plans	(1.7)	(2.8)
Common stock repurchases (2)	(19.3)	—
Dividend distribution to noncontrolling interest	—	(0.4)
Net Cash (Used In) Provided By Financing Activities	(53.8)	50.9
Effect of exchange rate changes on cash and cash equivalents	(2.8)	(0.6)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	3.5	30.4
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period (3)	120.0	119.1
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD (3)	$123.5	$149.5

(1)Non-cash financing activities for debt issuance costs and equity issuance costs were $10.9 and $0.6, respectively, for the six months ended June 30, 2019.
(2)Includes $19.3 in shares repurchased through our share repurchase program.
(3)Includes restricted cash and restricted cash equivalents of $1.0 in other assets for each of the periods presented. For further information regarding restricted cash and restricted cash equivalents balances, refer to Note 8, “Debt and Credit Arrangements.”
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Dollars in millions)

	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Non-controlling Interests
	Shares Outstanding	Amount		Treasury Stock	Retained Earnings			Total Equity
Balance at December 31, 2019	35.80	$0.4	$762.8	$—	$500.3	$(35.9)	$4.8	$1,232.4
Net income	—	—	—	—	8.5	—	—	8.5
Other comprehensive loss	—	—	—	—	—	(9.9)	—	(9.9)
Share-based compensation expense	—	—	2.9	—	—	—	—	2.9
Common stock issued from share-based compensation plans	0.16	—	2.0	—	—	—	—	2.0
Common stock repurchases (1)	—	—	—	(19.3)	—	—	—	(19.3)
Common stock repurchases from share-based compensation plans	(0.01)	—	(1.7)	—	—	—	—	(1.7)
Balance at March 31, 2020	35.95	0.4	766.0	(19.3)	508.8	(45.8)	4.8	1,214.9
Net income	—	—	—	—	20.1	—	0.9	21.0
Other comprehensive income	—	—	—	—	—	7.9	—	7.9
Share-based compensation expense	—	—	2.0	—	—	—	—	2.0
Common stock issued from share-based compensation plans	0.04	—	0.6	—	—	—	—	0.6
Balance at June 30, 2020	35.99	$0.4	$768.6	$(19.3)	$528.9	$(37.9)	$5.7	$1,246.4

(1)Includes $19.3 in shares repurchased through our share repurchase program.

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Non-controlling Interests
	Shares Outstanding	Amount		Retained Earnings			Total Equity
Balance at December 31, 2018	31.36	$0.3	$460.2	$453.9	$(29.9)	$4.5	$889.0
Net income	—	—	—	0.9	—	0.1	1.0
Other comprehensive (loss) income	—	—	—	—	(4.6)	0.1	(4.5)
Share-based compensation expense	—	—	2.4	—	—	—	2.4
Common stock issued from share-based compensation plans	0.41	—	8.3	—	—	—	8.3
Common stock repurchases from share-based compensation plans	(0.04)	—	(2.7)	—	—	—	(2.7)
Balance at March 31, 2019	31.73	0.3	468.2	454.8	(34.5)	4.7	893.5
Net income	—	—	—	14.4	—	0.2	14.6
Other comprehensive income	—	—	—	—	1.6	—	1.6
Common stock issuance, net	4.03	0.1	286.2	—	—	—	286.3
Share-based compensation expense	—	—	1.9	—	—	—	1.9
Common stock issued from share-based compensation plans	0.04	—	0.9	—	—	—	0.9
Common stock repurchases from share-based compensation plans	(0.02)	—	—	—	—	—	—
Dividend distribution to noncontrolling interest	—	—	—	—	—	(0.4)	(0.4)
Other	—	—	—	—	—	0.3	0.3
Balance at June 30, 2019	35.78	$0.4	$757.2	$469.2	$(32.9)	$4.8	$1,198.7

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2020
(Dollars and shares in millions, except per share amounts)

NOTE 1 — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its consolidated subsidiaries (herein referred to as the “Company,” “Chart,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
Nature of Operations: We are a leading independent global manufacturer of highly engineered equipment servicing multiple applications in the Energy and Industrial Gas markets. Our unique product portfolio is used in every phase of the liquid gas supply chain, including upfront engineering, service and repair. Being at the forefront of the clean energy transition, Chart is a leading provider of technology, equipment and services related to liquefied natural gas, hydrogen, biogas and CO2 Capture amongst other applications. We are committed to excellence in environmental, social and corporate governance (ESG) issues both for our company as well as our customers. With over 25 global locations from the United States to Asia, Australia, India, Europe and South America, we maintain accountability and transparency to our team members, suppliers, customers and communities.
Principles of Consolidation: The unaudited condensed consolidated financial statements include the accounts of Chart Industries, Inc. and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.
Reclassifications: Certain reclassifications have been made to prior year financial information in the unaudited condensed consolidated financial statements in order to conform to the reportable segments restructuring as discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. These estimates may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions. Furthermore, we considered the impact of the COVID-19 pandemic on the use of estimates and assumptions used for financial reporting and determined that there was no adverse material impact to our results of operations for the first half of 2020. While our production has been considered “essential” in all locations we operate in, we have experienced, and may again experience in the future, temporary facility closures while awaiting appropriate government approvals in certain jurisdictions. The COVID-19 outbreak could also disrupt our supply chain and materially adversely impact our ability to secure supplies for our facilities, which could materially adversely affect our operations. There may also be long-term effects on our customers in and the economies of affected countries. As a result of these uncertainties, actual results could differ from those estimates and assumptions. If the economy or markets in which we operate remain weak or deteriorate further, our business, financial condition and results of operations may be materially and adversely impacted.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law in the United States. The CARES Act, among other things, includes modifications to net operating loss carryforwards provisions and the net interest expense deduction, and deferment of social security tax payments. At this time, we have not elected to avail ourselves of the CARES Act. We continue to evaluate the provisions of the CARES Act and how certain elections may impact our financial position, results of operations, and disclosures if elected.
Share Repurchase Program: On March 11, 2020, our Board of Directors authorized a share repurchase program for up to $75 million of the Company’s common stock over the next twelve months through various means, including open market transactions, block purchases, privately negotiated transactions or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. During the first quarter of 2020, we repurchased 0.76 shares of our common stock at an average price of $25.40 per share. We suspended the program on March 20, 2020 in light of uncertainty resulting from the COVID-19 pandemic and the desire to conserve cash resources. As of June 30, 2020, we had approximately $55.7 available for additional repurchases under the share repurchase program, although we have no current intentions to recommence repurchases under this program.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

Recently Issued Accounting Standards (Not Yet Adopted): In January 2020, the FASB issued ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815).” This ASU clarifies the interactions between the measurement alternative in Topic 321, the equity method of accounting in Topic 323 and the application of guidance for certain forward contracts and purchased options that upon settlement or exercise would be accounted for under the equity method of accounting in Topic 815. This guidance is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. We are currently assessing the effect that this ASU will have on our financial position, results of operations, and disclosures.
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
In August 2018, the FASB issued ASU 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.” This ASU adds, modifies and clarifies several disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This guidance is effective for fiscal years ending after December 15, 2020. We early adopted this guidance effective January 1, 2020. The adoption of this guidance did not have a significant impact on our 2020 interim disclosures and is not expected to have a significant impact on our annual disclosures.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

legal, internal audit, and risk management. Corporate support functions are not currently allocated to the segments. All prior period amounts presented in the tables below have been reclassified based on our current reportable segments.
Our chief operating decision maker forms decisions about how to allocate resources to and evaluates performance of each of our segments based on operating income or loss as determined in our consolidated statements of income and comprehensive income.
Segment Financial Information

	Three Months Ended June 30, 2020
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Intersegment Eliminations	Corporate	Consolidated
Sales to external customers	$79.7	$106.8	$63.7	$64.1	$(3.9)	$—	$310.4
Depreciation and amortization expense	3.4	3.0	3.6	13.1	—	0.5	23.6
Operating income (loss) (1) (2)	8.1	27.8	14.3	(0.2)	—	(16.6)	33.4
Capital expenditures	3.5	5.3	0.5	0.4	—	1.0	10.7

	Three Months Ended June 30, 2019
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Intersegment Eliminations	Corporate	Consolidated
Sales to external customers	$77.7	$115.7	$47.6	$72.6	$(4.0)	$—	$309.6
Depreciation and amortization expense	4.0	2.9	4.6	4.1	—	0.4	16.0
Operating income (loss) (1) (3)	1.9	28.7	—	10.2	(1.4)	(14.1)	25.3
Capital expenditures	4.9	2.6	0.4	0.4	—	0.9	9.2

	Six Months Ended June 30, 2020
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Intersegment Eliminations	Corporate	Consolidated
Sales to external customers	$149.7	$218.4	$125.9	$144.8	$(7.3)	$—	$631.5
Depreciation and amortization expense	7.0	6.0	7.4	26.2	—	0.9	47.5
Operating income (loss) (1) (2)	15.0	54.3	23.0	0.9	—	(36.3)	56.9
Capital expenditures	8.6	7.0	1.5	0.9	—	3.0	21.0

	Six Months Ended June 30, 2019
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Intersegment Eliminations	Corporate	Consolidated
Sales to external customers	$146.4	$233.7	$82.7	$143.1	$(7.0)	$—	$598.9
Depreciation and amortization expense	8.2	5.8	9.1	8.2	—	0.7	32.0
Operating income (loss) (1) (3)	(0.4)	54.3	(10.7)	19.6	(2.5)	(30.4)	29.9
Capital expenditures	5.9	3.8	3.1	0.9	—	1.4	15.1
_______________
(1)Restructuring costs/(credits) for the:
•three months ended June 30, 2020 were $5.6 ($0.9 - D&S East, $0.2 - D&S West, $0.4 - E&C Cryogenics, $2.5 - E&C FinFans, $1.6 - Corporate).
•three months ended June 30, 2019 were $4.4 ($5.4 - D&S East, $0.1 - D&S West, $(1.2) - E&C Cryogenics, $0.1 - E&C FinFans).
•six months ended June 30, 2020 were $10.8 ($1.9 - D&S East, $1.0 - D&S West, $0.8 - E&C Cryogenics, $4.9 - E&C FinFans, and $2.2 - Corporate).
•six months ended June 30, 2019 were $11.8 ($7.8 - D&S East, $0.4 - D&S West, $2.2 - E&C Cryogenics, $1.2 - E&C FinFans, and $0.2 - Corporate).

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

(2)Includes a $2.6 gain on sale of a facility in China for both the three and six months ended June 30, 2020 recorded within our D&S East segment.
(3)Corporate includes transaction-related costs of $1.8 and $2.7 for the three and six months ended June 30, 2019, respectively (includes costs associated with business development and other one-time transactions).
Product Sales Information

	Three Months Ended June 30, 2020
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Intersegment Eliminations	Consolidated
Natural gas processing (including petrochemical) and industrial gas applications	$0.9	$—	$23.5	$42.1	$—	$66.5
Liquefied natural gas (LNG) applications	22.1	14.7	34.7	9.9	(2.8)	78.6
HVAC, power and refining applications	—	—	5.5	12.1	(0.2)	17.4
Bulk industrial gas applications	44.6	36.8	—	—	(0.3)	81.1
Packaged gas industrial applications	11.8	34.4	—	—	(0.6)	45.6
Cryobiological storage	0.3	20.9	—	—	—	21.2
Total	$79.7	$106.8	$63.7	$64.1	$(3.9)	$310.4

	Three Months Ended June 30, 2019
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Intersegment Eliminations	Consolidated
Natural gas processing (including petrochemical) and industrial gas applications	$—	$—	$31.4	$53.6	$—	$85.0
Liquefied natural gas (LNG) applications	16.3	19.9	5.3	10.5	—	52.0
HVAC, power and refining applications	—	—	10.9	8.5	—	19.4
Bulk industrial gas applications	47.9	35.7	—	—	(0.5)	83.1
Packaged gas industrial applications	13.5	35.4	—	—	(1.3)	47.6
Cryobiological storage	—	24.7	—	—	(2.2)	22.5
Total	$77.7	$115.7	$47.6	$72.6	$(4.0)	$309.6

	Six Months Ended June 30, 2020
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Intersegment Eliminations	Consolidated
Natural gas processing (including petrochemical) and industrial gas applications	$0.9	$—	$45.1	$104.1	$(0.3)	$149.8
Liquefied natural gas (LNG) applications	41.8	33.5	68.0	18.5	(3.9)	157.9
HVAC, power and refining applications	—	—	12.8	22.2	(0.3)	34.7
Bulk industrial gas applications	83.6	71.1	—	—	(1.2)	153.5
Packaged gas industrial applications	22.9	73.7	—	—	(1.5)	95.1
Cryobiological storage	0.5	40.1	—	—	(0.1)	40.5
Total	$149.7	$218.4	$125.9	$144.8	$(7.3)	$631.5

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

	Six Months Ended June 30, 2019
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Intersegment Eliminations	Consolidated
Natural gas processing (including petrochemical) and industrial gas applications	$—	$—	$57.3	$105.1	$—	$162.4
Liquefied natural gas (LNG) applications	28.4	42.0	9.5	20.9	—	100.8
HVAC, power and refining applications	—	—	15.9	17.1	—	33.0
Bulk industrial gas applications	88.1	73.5	—	—	(0.8)	160.8
Packaged gas industrial applications	29.9	71.5	—	—	(2.3)	99.1
Cryobiological storage	—	46.7	—	—	(3.9)	42.8
Total	$146.4	$233.7	$82.7	$143.1	$(7.0)	$598.9

Total Assets	June 30, 2020	December 31, 2019
D&S East	$528.0	$528.6
D&S West	422.2	414.9
E&C Cryogenics	437.8	430.3
E&C FinFans	1,002.8	1,028.0
Corporate	61.8	79.6
Total	$2,452.6	$2,481.4

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 3 — Revenue
Disaggregation of Revenue
The following table represents a disaggregation of revenue by timing of revenue along with the reportable segment for each category:

	Three Months Ended June 30, 2020
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Intersegment Eliminations	Consolidated
Point in time	$69.0	$91.3	$—	$20.9	$(1.4)	$179.8
Over time	10.7	15.5	63.7	43.2	(2.5)	130.6
Total	$79.7	$106.8	$63.7	$64.1	$(3.9)	$310.4

	Three Months Ended June 30, 2019
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Intersegment Eliminations	Consolidated
Point in time	$75.0	$105.7	$0.1	$20.0	$(4.0)	$196.8
Over time	2.7	10.0	47.5	52.6	—	112.8
Total	$77.7	$115.7	$47.6	$72.6	$(4.0)	$309.6

	Six Months Ended June 30, 2020
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Intersegment Eliminations	Consolidated
Point in time	$128.1	$193.7	$—	$42.1	$(4.1)	$359.8
Over time	21.6	24.7	125.9	102.7	(3.2)	271.7
Total	$149.7	$218.4	$125.9	$144.8	$(7.3)	$631.5

	Six Months Ended June 30, 2019
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Intersegment Eliminations	Consolidated
Point in time	$138.9	$213.1	$0.3	$38.8	$(7.0)	$384.1
Over time	7.5	20.6	82.4	104.3	—	214.8
Total	$146.4	$233.7	$82.7	$143.1	$(7.0)	$598.9
Refer to Note 2, “Reportable Segments,” for a table of revenue disaggregated by product application along with the reportable segment for each category.
Contract Balances
The following table represents changes in our contract assets and contract liabilities balances:

	June 30, 2020	December 31, 2019	Year-to-date Change ($)	Year-to-date Change (%)
Contract assets
Accounts receivable, net of allowances	$184.4	$202.6	$(18.2)	(9.0)%
Unbilled contract revenue	85.5	86.1	(0.6)	(0.7)%

Contract liabilities
Customer advances and billings in excess of contract revenue	$133.6	$127.8	$5.8	4.5%
Long-term deferred revenue	0.5	0.8	(0.3)	(37.5)%
Revenue recognized for the three months ended June 30, 2020 and 2019, that was included in the contract liabilities balance at the beginning of each year was $34.8 and $29.6, respectively. Revenue recognized for the six months ended June 30, 2020 and 2019, that was included in the contract liabilities balance at the beginning of each year was $51.9 and $66.7, respectively. The amount of revenue recognized during the three and six months ended June 30, 2020 from performance obligations satisfied or partially satisfied in previous periods as a result of changes in the estimates of variable consideration

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

related to long-term contracts, was not significant.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, and excludes unexercised contract options and potential orders. As of June 30, 2020, the estimated revenue expected to be recognized in the future related to remaining performance obligations was $697.3. We expect to recognize revenue on approximately 84% of the remaining performance obligations over the next 12 months and with the remaining over the next few years thereafter.
NOTE 4 — Investments
The following table summarizes the components of investments:

	June 30, 2020	December 31, 2019
Investment in equity securities	$3.1	$6.9
Equity investments	6.2	6.5
Total investments	$9.3	$13.4
Investment in equity securities
During the third quarter of 2019, we made an investment in Stabilis Energy, Inc. (“Stabilis”) by converting $7.0 of a note receivable from Stabilis into an investment in their company stock. As of June 30, 2020, the value of the investment was $3.1. For the three months ended June 30, 2020, the gain on investment in equity securities was $1.0, while for the six months ended June 30, 2020, the loss on investment was $3.8. Gains and losses for this investment in equity securities were recorded in unrealized loss on investment in equity securities in the condensed consolidated statements of income and comprehensive income during the three and six months ended June 30, 2020.
We categorize our financial assets and liabilities that are recorded at fair value into a hierarchy based on whether the inputs to valuation techniques are observable to unobservable. Level 2 inputs represent other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data. The Stabilis investment is measured at fair value in the condensed consolidated balance sheet as of June 30, 2020 using Level 2 inputs.
Equity method accounting investments
Our equity investments accounted for under the equity method of accounting include a 50% ownership interest in a joint venture with Hudson Products de Mexico S.A. de CV which totaled $3.2 at June 30, 2020 and $2.9 at December 31, 2019. This investment is operated and managed by our joint venture partner and as such, we do not have control over the joint venture and therefore is not consolidated. Our equity in earnings from this investment were not material for the periods presented. Additionally, we have a 25% ownership interest in Liberty LNG which we invested in during the third quarter of 2019 which was valued at $2.6 and $3.3 at June 30, 2020 and December 31, 2019, respectively. Earnings for the periods presented were not material.
NOTE 5 — Leases
As of June 30, 2020, operating right-of-use (“ROU”) assets and lease liabilities were both $30.5 ($5.1 of which is classified as current liabilities). The weighted-average remaining term for lease contracts was 6.3 years at June 30, 2020, with maturity dates ranging from August 2020 to February 2029. The weighted-average discount rate was 4.7% at June 30, 2020.
We incurred $3.2 and $2.1 of rental expense under operating leases for the three months ended June 30, 2020 and 2019, respectively, and $6.2 and $4.1 for the six months ended June 30, 2020 and 2019, respectively. Certain operating leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight-line basis over the minimum lease term. Adjustments for straight-line rental expense for the respective periods was not material and as such, the majority of expense recognized was reflected in cash provided by (used in) operating activities for the respective periods. This expense consisted primarily of payments for base rent

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

on building and equipment leases. Payments related to short-term lease costs and taxes and variable service charges on leased properties were immaterial. In addition, we have the right, but no obligation, to renew certain leases for various renewal terms.
The following table summarizes future minimum lease payments for non-cancelable operating leases as of June 30, 2020:

2020	$3.7
2021	6.5
2022	6.1
2023	5.6
2024	5.3
Thereafter (1)	7.9
Total future minimum lease payments	$35.1
_______________
(1)  As of June 30, 2020, future minimum lease payments for non-cancelable operating leases for period subsequent to 2024 relate to seven leased facilities.
NOTE 6 — Inventories
The following table summarizes the components of inventory:

	June 30, 2020	December 31, 2019
Raw materials and supplies	$123.7	$104.0
Work in process	53.8	47.5
Finished goods	71.1	67.9
Total inventories, net	$248.6	$219.4
The allowance for excess and obsolete inventory balance at June 30, 2020 and December 31, 2019 was $9.6 and $10.8, respectively.
NOTE 7 — Goodwill and Intangible Assets
Goodwill
The following table represents the changes in goodwill by segment:

	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Consolidated
Balance at December 31, 2019	$117.0	$152.1	$176.2	$399.6	$844.9
Foreign currency translation adjustments	(1.0)	—	(0.1)	—	(1.1)
Purchase price adjustment	—	—	—	0.4	0.4
Balance at June 30, 2020	$116.0	$152.1	$176.1	$400.0	$844.2

Accumulated goodwill impairment loss at June 30, 2020 and December 31, 2019	$—	$82.5	$40.9	$23.7	$147.1

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill) (1):

		June 30, 2020		December 31, 2019
	Weighted-average Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	13 years	$380.1	$(128.9)	$380.3	$(115.0)
Unpatented technology	10 years	90.4	(17.1)	90.1	(13.0)
Patents and other	2 years	20.9	(19.6)	20.9	(9.8)
Trademarks and trade names	13 years	2.7	(1.5)	2.4	(1.2)
Land use rights	50 years	11.2	(1.4)	12.0	(1.5)
Total finite-lived intangible assets	13 years	505.3	(168.5)	505.7	(140.5)
Indefinite-lived intangible assets:
Trademarks and trade names		163.7	—	163.9	—
Total intangible assets		$669.0	$(168.5)	$669.6	$(140.5)
_______________
(1)Amounts include the impact of foreign currency translation. Fully amortized or impaired amounts are written off.
Amortization expense for intangible assets subject to amortization was $14.0 and $7.3 for the three months ended June 30, 2020 and 2019, respectively, and $28.0 and $14.5 for the six months ended June 30, 2020 and 2019, respectively. We estimate amortization expense to be recognized during the next five years as follows:

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
China Government Grants are presented in our unaudited condensed consolidated balance sheets as follows:

	June 30, 2020	December 31, 2019
Current	$0.5	$0.5
Long-term	6.9	7.2
Total China Government Grants	$7.4	$7.7

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 8 — Debt and Credit Arrangements
Summary of Outstanding Borrowings
The following table represents the components of our borrowings:

	June 30, 2020	December 31, 2019
Senior secured revolving credit facility and term loan:
Term loan due June 2024 (1)	$441.6	$447.2
Senior secured revolving credit facility due June 2024 (2)	95.2	119.0
Unamortized debt issuance costs	(4.9)	(5.5)
Senior secured revolving credit facility and term loan, net of debt issuance costs	531.9	560.7

Convertible notes due November 2024:
Principal amount	$258.8	$258.8
Unamortized discount	(38.8)	(42.8)
Unamortized debt issuance costs	(3.4)	(3.8)
Convertible notes due November 2024, net of unamortized discount and debt issuance costs	216.6	212.2

Foreign facilities	—	4.4

Total debt, net of unamortized discount and debt issuance costs	748.5	777.3
Less: current maturities	12.5	16.3
Long-term debt	$736.0	$761.0
_______________
(1)As of June 30, 2020, there were $441.6 in borrowings outstanding under the term loan bearing an interest rate of 3.5%. The term loan is repayable annually in quarterly installments of 2.5% of the loan amount over the first two years, 5.0% for the third year, 7.5% for the fourth year and 10.0% for the fifth and final year.
(2)The senior secured revolving credit facility due 2024 includes $100.0 sub limit for letters of credit, a $250.0 sub limit for discretionary letters of credit and $50.0 sub limit for swingline loans. As of June 30, 2020, there were $95.2 in borrowings outstanding under the senior secured revolving credit facility due 2024 bearing a weighted-average interest rate of 2.5% and $74.0 in letters of credit and bank guarantees outstanding supported by the senior secured revolving credit facility due 2024. As of June 30, 2020, the senior secured revolving credit facility due 2024 had availability of $380.8.
Senior Secured Revolving Credit Facility and Term Loan
On June 14, 2019, we entered into the Fourth Amended and Restated Credit Agreement, which includes a senior secured revolving credit facility (the “SSRCF”) and a term loan (together, the “2024 Credit Facilities”). The 2024 Credit Facilities mature on June 14, 2024.
•The SSRCF has a borrowing capacity of $550.0.
•The principal amount of the term loan is $450.0.
•The 2024 Credit Facilities bear interest at a base rate margin determined on a leveraged-based scale which ranges from 25 to 150 basis points for alternative base rate loans and 125 to 250 basis points for LIBOR loans.
•Interest and fees are payable on a quarterly basis (or if earlier, at the end of each interest period for LIBOR loans).
Significant financial covenants for the 2024 Credit Facilities include financial maintenance covenants that, as of the last day of any fiscal quarter ending on and after June 30, 2019, (i) require the ratio of the amount of Chart and its subsidiaries’ consolidated total net indebtedness to consolidated EBITDA to be less than specified maximum ratio levels and (ii) require the ratio of the amount of Chart and its subsidiaries’ consolidated EBITDA to consolidated cash interest expense to be greater than a specified minimum ratio level. The 2024 Credit Facilities include a number of other customary covenants including, but not

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

limited to, restrictions on our ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations and pay dividends or distributions. At June 30, 2020, we were in compliance with all covenants.
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
On April 20, 2020, we amended our 2024 Credit Facilities. The amendment, among other things, (i) adjusted the pricing grid in order to accommodate potentially higher leverage ratios, (ii) adjusted factoring related definitions and other related provisions to provide Chart with greater flexibility to enter into such arrangements in the future, (iii) incorporated a “cash hoarding” prevention covenant and (iv) incorporated various amendments to reflect interest rate floor and other changes to the Loan Syndications and Trading Association and Loan Market Association market standards for credit agreements. The terms and conditions under the 2024 Credit Facilities are otherwise substantially the same as those prior to the amendment. We recorded $1.9 in deferred debt issuance costs related to this amendment which are being amortized over the remaining term of the 2024 Credit Facilities.
We recorded $6.1 in deferred debt issuance costs in conjunction with the 2024 Credit Facilities as amended, which is included in long-term debt in the unaudited condensed consolidated balance sheet at June 30, 2020, associated with the term loan, which is being amortized over its five-year term beginning in July 2019.
We paid $11.9 in deferred debt issuance costs related to the SSRCF as amended. Deferred debt issuance costs are presented in other assets in the unaudited condensed consolidated balance sheets and are being amortized over the term of the SSRCF. At June 30, 2020, unamortized debt issuance costs associated with the SSRCF were $9.8.
The following table summarizes interest expense and financing costs amortization related to the 2024 Credit Facilities and our previous senior secured revolving credit facility:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest expense, term loan due June 2024	$4.0	$—	$8.2	$—
Interest expense, senior secured revolving credit facility	0.6	2.6	1.2	5.8
Interest expense, senior secured revolving credit facility and term loan due June 2024	$4.6	$2.6	$9.4	$5.8

Financing costs amortization, senior secured revolving credit facility and term loan due 2024	$0.9	$0.2	$1.7	$0.4
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
A conversion of the 2024 Notes may be settled in cash, shares of our common stock or a combination of cash and shares of our common stock, at our election (subject to, and in accordance with, the settlement provisions of the Indenture). The initial conversion rate for the 2024 Notes is 17.0285 shares of common stock (subject to adjustment as provided for in the Indenture) per $1,000 principal amount of the 2024 Notes, which is equal to an initial conversion price of approximately $58.725 per

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

share, representing a conversion premium of approximately 35% above the closing price of our common stock of $43.50 per share on October 31, 2017. In addition, following certain corporate events that occur prior to the maturity date as described in the Indenture, we will pay a make-whole premium by increasing the conversion rate for a holder who elects to convert its 2024 Notes in connection with such a corporate event in certain circumstances. For purposes of calculating earnings per share, if the average market price of our common stock exceeds the applicable conversion price during the periods reported, shares contingently issuable under the 2024 Notes will have a dilutive effect with respect to our common stock. Since the conversion price of $58.725 exceeded our closing common stock price of $48.49 at the end of the period, the if-converted value did not exceed the principal amount of the 2024 at June 30, 2020. As described below, we entered into convertible note hedge transactions, which are expected to reduce the potential dilution with respect to our common stock upon conversion of the 2024 Notes.
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
We reassess the convertibility of the 2024 Notes and the related balance sheet classification on a quarterly basis. As of June 30, 2020, events for early conversion were not met, and thus the 2024 Notes were not convertible as of and for the fiscal quarter beginning July 1, 2020. There have been no conversions as of the date of this filing.
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
The following table summarizes interest accretion of the 2024 Notes discount, 1.0% contractual interest coupon and financing costs amortization associated with the 2024 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
2024 Notes, interest accretion of convertible notes discount	$2.0	$1.9	$3.9	$3.7
2024 Notes, 1.0% contractual interest coupon	0.7	0.7	1.3	1.3
2024 Notes, total interest expense	$2.7	$2.6	$5.2	$5.0

2024 Notes, financing costs amortization	$0.2	$0.1	$0.4	$0.3

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

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
Foreign Facilities
In various markets where we do business, we have local credit facilities to meet local working capital demands, fund letters of credit and bank guarantees, and support other short-term cash requirements. The facilities generally have variable interest rates and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. We are permitted to borrow up to USD equivalent $21.1 under certain of our foreign facilities. As of June 30, 2020, there were no borrowings outstanding under these facilities compared to USD equivalent $4.4 in borrowings under these facilities as of December 31, 2019 at a weighted average interest rate of 4.8%.
Certain of our foreign facilities allow us to request bank guarantees and letters of credit. None of these facilities allow revolving credit borrowings. We have foreign letters of credit and bank guarantees that totaled USD equivalent $31.6 and $12.6 as of June 30, 2020 and December 31, 2019, respectively.
Letters of Credit
Chart Energy & Chemicals, Inc., a wholly-owned subsidiary of the Company, had $1.0 in deposits in a bank outside of the SSRCF to secure letters of credit. The deposits are treated as restricted cash and restricted cash equivalents in the unaudited condensed consolidated balance sheets $1.0 in other assets at both June 30, 2020 and December 31, 2019.
Fair Value Disclosures
The fair value of the 2024 Notes was approximately 105% and 132% of their par value as of June 30, 2020 and December 31, 2019, respectively. The 2024 Notes are actively quoted instruments and, accordingly, the fair value of the 2024 Notes was determined using Level 1 inputs.
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
The following table represents changes in our consolidated warranty reserve:

Balance at December 31, 2019	$11.7
Issued – warranty expense	3.1
Warranty usage	(3.3)
Balance at June 30, 2020	$11.5

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2020
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
As defined in our significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2019, we allocated the acquisition consideration to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair value of the acquired tangible and identifiable intangible assets were determined based on inputs that are unobservable and significant to the overall fair value measurement. It is also based on estimates and assumptions made by management at the time of the acquisition. As such, this was classified as Level 3 fair value hierarchy measurements and disclosures.
We estimated the fair value of acquired unpatented technology and trademarks and trade names using the relief from royalty method. The fair values of acquired customer backlog and customer relationships were estimated using the multi-period excess earnings method. Under both the relief from royalty and multi-period excess earnings methods, the fair value models incorporated estimates of future cash flows, estimates of allocations of certain assets and cash flows, estimates of future growth rates, and management’s judgment regarding the applicable discount rates to use to discount such estimates of cash flows. The estimated useful lives of identifiable finite-lived intangible assets range from 1 to 14 years.
The excess of the purchase price over the estimated fair values was assigned to goodwill. The estimated goodwill was established due to benefits including the combination of strong engineering and manufacturing cultures which will continue to further develop full service solutions for our worldwide customer base, as well as the benefits derived from the anticipated synergies of AXC integrating with our E&C FinFans segment. Goodwill recorded for the AXC acquisition is expected to be deductible for tax purposes.
The purchase price allocation reported at December 31, 2019 was preliminary and was based on provisional fair values. During the first six months of 2020 and prior to July 1, 2020, we received and analyzed new information about certain property, plant and equipment and subsequently increased associated deferred tax liabilities by $0.4.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the AXC acquisition as of the acquisition date:

	June 30, 2020	Adjustments	As Previously Reported December 31, 2019
Net assets acquired:
Identifiable intangible assets	$256.4	$—	$256.4
Goodwill	287.9	0.4	287.5
Property, plant and equipment	34.2	—	34.2
Other assets	53.1	—	53.1
Liabilities	(31.9)	(0.4)	(31.5)
Net assets acquired	$599.7	$—	$599.7
Information regarding identifiable intangible assets acquired in the AXC acquisition is presented below:

	Weighted-average Estimated Useful Life	Estimated Asset Fair Value
Finite-lived intangible assets:
Customer relationships	14.0 years	$139.1
Unpatented technology	10.0 years	42.1
Backlog (1)	1.0 year	19.2
Other identifiable intangible assets (1)	4.0 years	1.0
Total finite-lived intangible assets acquired	11.0 years	201.4
Indefinite-lived intangible assets:
Trademarks and trade names		55.0
Total identifiable intangible assets acquired		$256.4
_______________
(1) Backlog and other identifiable intangible assets are included in “Patents and other” in Note 7, “Goodwill and Intangible Assets.”
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

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
The following table presents pro forma sales, net income attributable to Chart Industries, Inc., and net income attributable to Chart Industries, Inc. per common share data assuming AXC was acquired at the beginning of the 2019 fiscal year:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Pro forma sales	$382.1	$747.7
Pro forma net income attributable to Chart Industries, Inc.	19.4	25.2

Pro forma net income attributable to Chart Industries, Inc. per common share, basic	$0.54	$0.71
Pro forma net income attributable to Chart Industries, Inc. per common share, diluted	0.51	0.66
NOTE 11 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at March 31, 2020	$(35.2)	$(10.6)	$(45.8)
Other comprehensive income	7.5	—	7.5
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	0.4	0.4
Net current-period other comprehensive income, net of taxes	7.5	0.4	7.9
Balance at June 30, 2020	$(27.7)	$(10.2)	$(37.9)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at March 31, 2019	$(22.4)	$(12.1)	$(34.5)
Other comprehensive income	1.3	—	1.3
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	0.3	0.3
Net current-period other comprehensive income, net of taxes	1.3	0.3	1.6
Balance at June 30, 2019	$(21.1)	$(11.8)	$(32.9)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at December 31, 2019	$(25.0)	$(10.9)	$(35.9)
Other comprehensive loss	(2.7)	—	(2.7)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	0.7	0.7
Net current-period other comprehensive (loss) income, net of taxes	(2.7)	0.7	(2.0)
Balance at June 30, 2020	$(27.7)	$(10.2)	$(37.9)

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at December 31, 2018	$(17.5)	$(12.4)	$(29.9)
Other comprehensive loss	(3.6)	—	(3.6)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	0.6	0.6
Net current-period other comprehensive (loss) income, net of taxes	(3.6)	0.6	(3.0)
Balance at June 30, 2019	$(21.1)	$(11.8)	$(32.9)
NOTE 12 — Earnings Per Share
The following table presents calculations of net earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to Chart Industries, Inc.	$20.1	$14.4	$28.6	$15.3

Net income attributable to Chart Industries, Inc. per common share:
Basic	$0.57	$0.44	$0.81	$0.48
Diluted	$0.57	$0.41	$0.80	$0.45

Weighted average number of common shares outstanding – basic	35.18	32.47	35.48	32.02
Incremental shares issuable upon assumed conversion and exercise of share-based awards	0.13	0.44	0.18	0.48
Incremental shares issuable due to dilutive effect of convertible notes	—	1.25	—	1.23
Incremental shares issuable due to dilutive effect of warrants	—	0.56	—	0.52
Weighted average number of common shares outstanding – diluted	35.31	34.72	35.66	34.25
Diluted earnings per share does not reflect the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Share-based awards	0.65	0.14	0.51	0.14
Convertible note hedge and capped call transactions (1)	—	1.25	—	1.23
Warrants	4.41	—	4.41	—
Total anti-dilutive securities	5.06	1.39	4.92	1.37
 _______________
(1)The convertible note hedge offsets any dilution upon actual conversion of the 2024 Notes up to a common stock price of $71.775 per share. For further information, refer to Note 8, “Debt and Credit Arrangements.”
NOTE 13 — Income Taxes
Income tax expense of $3.9 and $4.9 for the three months ended June 30, 2020 and 2019, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 15.7% and 25.1%, respectively. Income tax expense of $5.6 and $2.9 for the six months ended June 30, 2020 and 2019, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 16.0% and 15.7%, respectively.
The effective income tax rate of 15.7% and 16.0% for the three and six months ended June 30, 2020 differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits associated with stock compensation, partially offset by the effect of income earned by certain of our foreign entities being taxed at higher rates than the U.S. federal statutory rate and

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

losses incurred by certain of our foreign operations for which no benefit was recorded. We expect our 2020 full year effective income tax rate to be approximately 19%.
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
As of June 30, 2020 and December 31, 2019, we had a liability for gross unrecognized tax benefits of $2.6 and $2.4, respectively. This amount includes $1.8 of unrecognized tax benefits as of both June 30, 2020 and December 31, 2019, which, if ultimately recognized, would reduce our annual effective income tax rate. We recognize interest and penalties related to uncertain tax positions in income tax expense. These amounts were not significant for the periods presented.
NOTE 14 — Share-based Compensation
During the six months ended June 30, 2020, we granted 0.11 stock options, 0.09 restricted stock units, and 0.04 performance units. The total fair value of awards granted to employees during the six months ended June 30, 2020 was $11.3. In addition, our non-employee directors received stock awards with a total fair value of $0.3. During the six months ended June 30, 2020, participants in our stock option plans exercised options to purchase 0.12 shares of our common stock, while 0.06 stock options were forfeited.
Stock options generally have a four-year graded vesting period. Restricted stock and restricted stock units generally vest ratably over a three-year period. Performance units generally vest at the end of a three-year performance period based on the attainment of certain pre-determined performance condition targets. During the six months ended June 30, 2020, 0.09 restricted stock and restricted stock units vested while 0.02 restricted stock and restricted stock units were forfeited.
Share-based compensation expense was $2.0 and $1.9 for the three months ended June 30, 2020 and 2019, respectively, and $4.9 and $4.3 for the six months ended June 30, 2020 and 2019, respectively. Share-based compensation expense is included in selling, general, and administrative expenses in the unaudited condensed consolidated statements of income and comprehensive income. As of June 30, 2020, total share-based compensation of $12.8 is expected to be recognized over the weighted-average period of approximately 2.2 years.
NOTE 15 — Commitments and Contingencies
Environmental
We are subject to federal, state, local, and foreign environmental laws and regulations concerning, among other matters, waste water effluents, air emissions, and handling and disposal of hazardous materials, such as cleaning fluids. We are involved with environmental compliance, investigation, monitoring, and remediation activities at certain of our owned and formerly owned manufacturing facilities and at one owned facility that is leased to a third party, and, except for these continuing remediation efforts, believes we are currently in substantial compliance with all known environmental regulations. At June 30, 2020 and December 31, 2019, we had undiscounted accrued environmental reserves of $0.4 and $0.6, respectively. We accrue for certain environmental remediation-related activities for which commitments or remediation plans have been developed and for which costs can be reasonably estimated. These estimates are determined based upon currently available facts and circumstances regarding each facility. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. Future expenditures relating to these environmental remediation efforts are expected to be made over the next seven years as ongoing costs of remediation programs.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

Legal Proceedings
Stainless Steel Cryobiological Tank Legal Proceedings
During the second quarter of 2018, Chart was named in lawsuits (including lawsuits filed in the U.S. District Court for the Northern District of California) filed against Chart and other defendants with respect to the alleged failure of a stainless steel cryobiological storage tank (model MVE 808AF-GB) at the Pacific Fertility Center in San Francisco, California.  We continue to evaluate the merits of such claims in light of the information available to date regarding use, maintenance and operation of the tank that was sold to the Pacific Fertility Center through an independent distributor and which has been out of our control for six years prior to the alleged failure.  Accordingly, an accrual related to any damages that may result from the lawsuits has not been recorded because a potential loss is not currently probable or estimable.
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
NOTE 16 — Restructuring Activities
During the first half of 2020, we implemented certain cost reduction actions across all segments and corporate to appropriately size our workforce with demand as well as eliminate redundant work. Costs were primarily related to headcount reductions. These actions resulted in total restructuring costs of $5.6 and $10.8 for the three and six months ended June 30, 2020, respectively, consisting of mainly employee severance costs. Subsequent to the end of the second quarter of 2020, on July 17, 2020, we announced internally our intention to close our E&C FinFans air cooled heat exchanger leased facility in Tulsa, Oklahoma and consolidate its operations into our Beasley, Texas location at which we own 260 acres of land. This closure is a cost reduction measure within E&C FinFans to structure the business for profitable growth in equipment for midstream and upstream energy applications. Total costs related to this closure are expected to be approximately $9 million associated with severance, relocation and moving expenses, and we expect the project to be completed in approximately nine months. The estimate does not include remaining lease payments. We have the ability and intent to sublease the facility. We are closely monitoring our end markets and order rates and will continue to take appropriate and timely actions as necessary.
Restructuring costs of $4.4 and $11.8 for the three and six months ended June 30, 2019 were related to certain cost reductions or avoidance actions, including facility consolidations and a streamlining of the commercial activities surrounding our Lifecycle business in E&C Cryogenics and E&C FinFans, geographic realignment of our manufacturing capacity in D&S East, as well as departmental restructuring, including headcount reductions.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

The following table is a summary of the severance and other restructuring costs, which included employee-related costs, facility rent and exit costs, relocation, recruiting, travel and other, for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Severance:
Cost of sales	$1.6	$0.5	$3.9	$1.0
Selling, general, and administrative expenses	1.9	(0.1)	4.8	0.9
Total severance costs	3.5	0.4	8.7	1.9
Other restructuring:
Cost of sales	—	3.5	—	8.5
Selling, general, and administrative expenses	2.1	0.5	2.1	1.4
Total other restructuring costs	2.1	4.0	2.1	9.9

Total restructuring costs	$5.6	$4.4	$10.8	$11.8
The following tables summarize our restructuring activities for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Corporate	Consolidated
Balance at March 31, 2020	$0.7	$0.8	$0.5	$—	$0.8	$2.8
Restructuring costs	0.9	0.2	0.4	2.5	1.6	5.6
Cash payments and other	(0.9)	(0.3)	(0.6)	(2.5)	(2.2)	(6.5)
Balance at June 30, 2020	$0.7	$0.7	$0.3	$—	$0.2	$1.9

	Three Months Ended June 30, 2019
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Corporate	Consolidated
Balance at March 31, 2019	$0.8	$0.3	$0.7	$—	$0.1	$1.9
Restructuring costs	5.4	0.1	(1.2)	0.1	—	4.4
Property, plant and equipment impairment	(2.1)	—	1.6	—	—	(0.5)
Cash payments and other	(3.4)	(0.4)	(0.5)	(0.1)	(0.1)	(4.5)
Balance at June 30, 2019	$0.7	$—	$0.6	$—	$—	$1.3

	Six Months Ended June 30, 2020
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Corporate	Consolidated
Balance at December 31, 2019	$0.4	$0.1	$0.2	$—	$0.2	$0.9
Restructuring costs	1.9	1.0	0.8	4.9	2.2	10.8
Cash payments and other	(1.6)	(0.4)	(0.7)	(4.9)	(2.2)	(9.8)
Balance at June 30, 2020	$0.7	$0.7	$0.3	$—	$0.2	$1.9

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – June 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

	Six Months Ended June 30, 2019
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Corporate	Consolidated
Balance at December 31, 2018	$0.8	$—	$—	$—	$0.1	$0.9
Restructuring costs	7.8	0.4	2.2	1.2	0.2	11.8
Property, plant and equipment impairment	(4.0)	—	(1.6)	—	—	(5.6)
Cash payments and other	(3.9)	(0.4)	—	(1.2)	(0.3)	(5.8)
Balance at June 30, 2019	$0.7	$—	$0.6	$—	$—	$1.3

NOTE 17 — Subsequent Event
On July 17, 2020, we announced internally our intention to close our E&C FinFans air cooled heat exchanger leased facility in Tulsa, Oklahoma and consolidate its operations into our Beasley, Texas location. Refer to Note 16, “Restructuring Activities” for further information.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements. Actual results may differ materially from those discussed below. See “Forward-Looking Statements” at the end of this discussion and Item 1A. “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with this discussion.
Overview
We are a leading independent global manufacturer of highly engineered equipment servicing multiple applications in the Energy and Industrial Gas markets. Our unique product portfolio is used in every phase of the liquid gas supply chain, including upfront engineering, service and repair. Being at the forefront of the clean energy transition, Chart is a leading provider of technology, equipment and services related to liquefied natural gas, hydrogen, biogas and CO2 Capture amongst other applications. We are committed to excellence in environmental, social and corporate governance (ESG) issues both for our company as well as our customers. With over 25 global locations from the United States to Asia, Australia, India, Europe and South America, we maintain accountability and transparency to our team members, suppliers, customers and communities.
The financial information presented and discussion of results that follows is presented on a continuing operations basis.
COVID-19 Update
While the recent outbreak and continued uncertainty associated with the coronavirus (COVID-19) did not have a material adverse effect on our reported results for the first six months of 2020, we continue to actively monitor the impact of the COVID-19 outbreak on our results of operations for the remainder of 2020 and beyond. The extent to which our operations will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity, or reemergence, of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.
Medical oxygen-related orders, generally for use with COVID-19 patients, increased 23.9% in the second quarter of 2020 compared to the first quarter. We saw peak medical oxygen demand in the month of April with related orders tapering to more typical levels in late May and June.
In terms of macro drivers, COVID-19 has sparked an emphasis on health and clean energy transformation, in many cases, accelerating efforts and incenting governments to think through investments in renewable energy sources and storage, including hydrogen, carbon capture, biogas/biomethane and LNG. Governments have been responding on a massive scale with stimulus packages, many of which are targeted to kick starting or further progressing the transition to clean energy and to achieve their climate targets.
Second Quarter 2020 Highlights
June 2020 was a record order month for horizontal LNG (“HLNG”) vehicle tanks for over the road trucking (over $25 million in orders), a significant rebound after nearly two months of customer shutdowns due to COVID-19.
Ending backlog as of June 30, 2020 was $697.3 million compared to $752.8 million as of June 30, 2019. Backlog as of June 30, 2019 included $135 million of Venture Global’s Calcasieu Pass big LNG orders. As of the end of the second quarter 2020, there was $72.0 million of Calcasieu Pass backlog remaining. Excluding Calcasieu Pass, backlog increased in the current quarter compared to the prior year quarter. In our Distribution and Storage Western Hemisphere (“D&S West”) segment, second quarter 2020 backlog of $157.3 million is the highest in the history of the business; up 20.9% over the second quarter of 2019 and 4.2% over the first quarter of 2020, which was then a record. Distribution and Storage Eastern Hemisphere (“D&S East”) segment backlog of $218.2 million was down slightly from the first quarter 2020 level of $221.0 million, yet remained at one of the highest levels over the last five years. Also worth noting is that we have not had any material cancellations in our backlog year to date in any segment.
Second quarter 2020 sales of $310.4 million increased 0.3% from the second quarter of 2019 (decreased 7.4% organically), driven by sales of $23.7 million from our Air-X-Changers (“AXC”) business within our Energy & Chemicals FinFans (“E&C FinFans”) segment and higher sales from our systems and brazed aluminum heat exchangers within our Energy & Chemicals Cryogenics (“E&C Cryogenics”) segment as we continued to execute on big LNG orders in the second quarter of 2020. Our aftermarket, repair and service sales for the second quarter of 2020 represents over 13.5% of consolidated sales. This is an increase from both the first quarter of 2020 which was 13% and from the full year of 2019 which was 12.2%. In 2019, no individual quarter included aftermarket, repair and service sales greater than 12.8% of consolidated sales.

Second quarter 2020 gross margin as a percent of sales of 29.8% increased from 26.7% in the second quarter of 2019 and increased from 28.5% in the first quarter of 2019. The increase current quarter over prior year quarter was primarily driven by was mainly driven by Venture Global’s Calcasieu Pass LNG export terminal project and high margin, short-lead time replacement equipment.
Outlook
Our 2020 full year outlook reflects increased clarity in our markets and economy after the disruption earlier in the year from the onset of the COVID-19 pandemic. We continue to structure the business for profitable growth. Since January 1, 2020, we have reduced headcount by 25% (over 1,100 headcount reduction) while investing in the commercial and engineering organizations. Through June, these changes are expected to result in annualized savings of $61.2 million. Subsequent to the end of the second quarter of 2020, on July 17, 2020, we announced internally our intention to close our E&C FinFans air cooled heat exchanger leased facility in Tulsa, Oklahoma and consolidate its operations into our Beasley, Texas location at which we own 260 acres of land. This closure is a cost reduction measure within E&C FinFans to structure the business for profitable growth in equipment for midstream and upstream energy applications. Total costs related to this closure are expected to be approximately $9 million associated with severance, relocation and moving expenses. Annualized cost savings resulting from this facility consolidation is expected to be $12 million, and we expect the project to be completed in approximately nine months. The estimate does not include remaining lease payments. We have the ability and intent to sublease the facility.
Given the cost actions and our profitable volume mix, we expect gross margin as a percent of sales to expand throughout the remainder of 2020. Furthermore, Venture Global’s Calcasieu Pass project remains on schedule, with $100 million of expected revenue in our E&C Cryogenics segment in 2020. Our capital expenditures are flexible, and we will continue to assess the capital expenditures budget as the year progresses. At this time, we anticipate capital expenditures spend will be in the $30 million to $35 million range.

Consolidated Results for the Three Months Ended June 30, 2020 and 2019, and March 31, 2020
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the three months ended June 30, 2020 and 2019 and March 31, 2020 (dollars in millions). Financial data for the three months ended March 31, 2020 has been included to provide additional information regarding our business trends on a sequential quarter basis.
Selected Financial Information

	Three Months Ended			Current Quarter vs. Prior Year Quarter		Current Quarter vs. Prior Sequential Quarter
	June 30, 2020	June 30, 2019	March 31, 2020	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Sales
D&S East	$79.7	$77.7	$70.0	$2.0	2.6%	$9.7	13.9%
D&S West	106.8	115.7	111.6	(8.9)	(7.7)%	(4.8)	(4.3)%
E&C Cryogenics	63.7	47.6	62.2	16.1	33.8%	1.5	2.4%
E&C FinFans	64.1	72.6	80.7	(8.5)	(11.7)%	(16.6)	(20.6)%
Intersegment eliminations	(3.9)	(4.0)	(3.4)	0.1	(2.5)%	(0.5)	14.7%
Consolidated	$310.4	$309.6	$321.1	$0.8	0.3%	$(10.7)	(3.3)%

Gross Profit
D&S East	$15.0	$11.1	$17.1	$3.9	35.1%	$(2.1)	(12.3)%
D&S West	38.8	42.6	38.7	(3.8)	(8.9)%	0.1	0.3%
E&C Cryogenics	21.4	10.3	16.1	11.1	107.8%	5.3	32.9%
E&C FinFans	17.2	20.2	19.5	(3.0)	(14.9)%	(2.3)	(11.8)%
Intersegment eliminations	—	(1.4)	—	1.4	100.0%	—	—%
Consolidated	$92.4	$82.8	$91.4	$9.6	11.6%	$1.0	1.1%

Gross Profit Margin
D&S East	18.8%	14.3%	24.4%
D&S West	36.3%	36.8%	34.7%
E&C Cryogenics	33.6%	21.6%	25.9%
E&C FinFans	26.8%	27.8%	24.2%
Consolidated	29.8%	26.7%	28.5%

SG&A Expenses
D&S East	$6.1	$7.8	$9.4	$(1.7)	(21.8)%	$(3.3)	(35.1)%
D&S West	9.8	12.7	11.0	(2.9)	(22.8)%	(1.2)	(10.9)%
E&C Cryogenics	6.3	8.5	6.5	(2.2)	(25.9)%	(0.2)	(3.1)%
E&C FinFans	6.2	7.1	7.3	(0.9)	(12.7)%	(1.1)	(15.1)%
Corporate	16.6	14.1	19.7	2.5	17.7%	(3.1)	(15.7)%
Consolidated	$45.0	$50.2	$53.9	$(5.2)	(10.4)%	$(8.9)	(16.5)%

SG&A Expenses (% of Sales)
D&S East	7.7%	10.0%	13.4%
D&S West	9.2%	11.0%	9.9%
E&C Cryogenics	9.9%	17.9%	10.5%
E&C FinFans	9.7%	9.8%	9.0%
Consolidated	14.5%	16.2%	16.8%

	Three Months Ended			Current Quarter vs. Prior Year Quarter		Current Quarter vs. Prior Sequential Quarter
	June 30, 2020	June 30, 2019	March 31, 2020	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Operating Income (Loss) (1)
D&S East (2)	$8.1	$1.9	$6.9	$6.2	326.3%	$1.2	17.4%
D&S West	27.8	28.7	26.5	(0.9)	(3.1)%	1.3	4.9%
E&C Cryogenics	14.3	—	8.7	14.3	100.0%	5.6	64.4%
E&C FinFans	(0.2)	10.2	1.1	(10.4)	(102.0)%	(1.3)	(118.2)%
Corporate (3)	(16.6)	(14.1)	(19.7)	(2.5)	17.7%	3.1	(15.7)%
Intersegment eliminations	—	(1.4)	—	1.4	100.0%	—	(100.0)%
Consolidated	$33.4	$25.3	$23.5	$8.1	32.0%	$9.9	42.1%

Operating Margin
D&S East	10.2%	2.4%	9.9%
D&S West	26.0%	24.8%	23.7%
E&C Cryogenics	22.4%	—%	14.0%
E&C FinFans	(0.3)%	14.0%	1.4%
Consolidated	10.8%	8.2%	7.3%
_______________
(1)Restructuring costs/(credits) for the three months ended:
•June 30, 2020 were $5.6 ($0.9 - D&S East, $0.2 - D&S West, $0.4 - E&C Cryogenics, $2.5 - E&C FinFans, and $1.6 - Corporate).
•June 30, 2019 were $4.4 ($5.4 - D&S East, $0.1 - D&S West, $(1.2) - E&C Cryogenics, and $0.1 - E&C FinFans).
•March 31, 2020 were $5.2 ($1.0 - D&S East, $0.8 - D&S West, $0.4 - E&C Cryogenics, $2.4 - E&C FinFans, and $0.6 - Corporate).
(2)Includes a $2.6 gain on sale of a facility in China for the three months ended June 30, 2020.
(3)Includes transaction-related costs of $1.8 for the three months ended June 30, 2019.
Results of Operations for the Three Months Ended June 30, 2020 and 2019, and March 31, 2020
Sales for the second quarter of 2020 compared to the same quarter in 2019 increased $0.8 million, from $309.6 million to $310.4 million, or 0.3% (decreased 7.4% organically), driven by sales of $23.7 million from AXC. AXC sales of $23.7 million are included in our E&C FinFans segment for the three months ended March 31, 2020. Excluding the impact of AXC, sales decreased, which was primarily driven by the softness in demand for midstream and upstream compression equipment within our E&C FinFans segment, partially offset by an increase in big LNG sales within our E&C Cryogenics segment.
Gross profit increased during the second quarter of 2020 compared to the second quarter of 2019 by $9.6 million or 11.6% (increased 6.3% organically), primarily driven by volume in our E&C Cryogenics segment. Gross profit as a percentage of sales increased both on a sequential quarter and quarter over prior year quarter basis on a consolidated basis. Furthermore, in the second quarter of 2020, our E&C FinFans segment’s gross profit as a percentage of E&C FinFans segment sales, excluding AXC’s gross profit of $4.4 million, was 31.7% as compared to 27.8% in the first quarter of 2019, which is an improvement of 3.9 percentage points on a quarter over prior year quarter basis and the result of ongoing cost structure improvements and favorable product mix.
Selling, general and administrative (“SG&A”) expenses decreased by $5.2 million ($6.5 million organically), or 10.4% (12.9% organically), during the second quarter of 2020 compared to the same quarter in 2019 primarily across multiple SG&A categories as a result of cost reduction initiatives. During the first half of 2020, we implemented certain cost reduction actions across all segments and corporate to appropriately size our workforce with demand as well as eliminate redundant work. Costs were primarily related to headcount reductions. These actions resulted in total restructuring costs of $5.6 million, which were recorded in cost of sales ($1.6 million) and SG&A ($4.0 million) and consisted of mainly employee severance costs. These restructuring activities were substantially completed by the end of the first half of 2020. These restructuring actions resulted in costs savings of $10.4 million in the second quarter of 2020 and are expected to result in annualized savings of $61.2 million. As previously mentioned, subsequent to the end of the second quarter 2020, we announced internally our intention to close our E&C FinFans air cooled heat exchanger leased facility in Tulsa, Oklahoma and consolidate its operations into our Beasley, Texas location. Total costs related to this closure are expected to be approximately $9 million associated with severance, relocation and moving expenses. Annualized cost savings resulting from this facility consolidation is expected to be $12 million, and we expect the project to be completed in approximately nine months.
During the first half of 2019, we implemented certain cost reduction or avoidance actions, including facility closures and relocations. These actions were primarily related to the consolidation of certain of our facilities within our E&C Cryogenics and E&C FinFans segments, streamlining commercial activities within our Lifecycle business, geographic realignment of manufacturing capacity in D&S East, as well as departmental restructuring, including headcount reductions. These actions resulted in property, plant and equipment disposals and severance costs of $11.8 million in the first half of 2019, which were recorded in cost of sales ($9.5 million) and SG&A ($2.3 million).
Interest Expense, Net and Financing Costs Amortization
Interest expense, net for the three months ended June 30, 2020 and 2019 was $7.5 million and $5.4 million, respectively. Interest expense for the three months ended June 30, 2020 included $0.7 million of 1.0% cash interest and $2.0 million of non-cash interest accretion expense related to the carrying value of the convertible notes due 2024, and $4.6 million in interest related to borrowings on our senior secured revolving credit facility and term loan. Financing costs amortization was $1.1 million for the three months ended June 30, 2020 as compared to $0.6 million for the three months ended June 30, 2019.
Foreign Currency Loss (Gain)
For the three months ended June 30, 2020 foreign currency loss was $0.9 million as compared to foreign currency gain of $0.2 million for the three months ended June 30, 2019. The variance between periods was primarily driven by fluctuations in the U.S dollar as compared to the euro and Chinese yuan.
Unrealized Gain On Investment In Equity Securities
During the third quarter of 2019, we made an investment in Stabilis Energy, Inc. (“Stabilis”) by converting $7.0 million of a note receivable from Stabilis into an investment in their company stock. For the three months ended June 30, 2020, the unrealized gain on investment in equity securities on investment was $1.0 million from the subsequent mark-to-market.
Income Tax Expense
Income tax expense of $3.9 million and $4.9 million for three months ended June 30, 2020 and 2019 and represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 15.7% and 25.1%, respectively. The effective income tax rate of 15.7% for the three months ended June 30, 2020 differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits associated with stock compensation, partially offset by the effect of income earned by certain of our foreign entities being taxed at higher rates than the U.S. federal statutory rate and losses incurred by certain of our foreign operations for which no benefit was recorded.
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
Net Income
As a result of the foregoing, net income attributable to Chart for the three months ended June 30, 2020 and 2019 was $20.1 million and $14.4 million, respectively.

Consolidated Results for the Six Months Ended June 30, 2020 and 2019
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the six months ended June 30, 2020 and 2019 (dollars in millions):
Selected Financial Information

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2020	June 30, 2019	Variance ($)	Variance (%)
Sales
D&S East	$149.7	$146.4	$3.3	2.3%
D&S West	218.4	233.7	(15.3)	(6.5)%
E&C Cryogenics	125.9	82.7	43.2	52.2%
E&C FinFans	144.8	143.1	1.7	1.2%
Intersegment eliminations	(7.3)	(7.0)	(0.3)	4.3%
Consolidated	$631.5	$598.9	$32.6	5.4%

Gross Profit
D&S East	$32.1	$20.0	$12.1	60.5%
D&S West	77.5	82.6	(5.1)	(6.2)%
E&C Cryogenics	37.5	10.4	27.1	260.6%
E&C FinFans	36.7	39.4	(2.7)	(6.9)%
Intersegment eliminations	—	(2.5)	2.5	(100.0)%
Consolidated	$183.8	$149.9	$33.9	22.6%

Gross Profit Margin
D&S East	21.4%	13.7%
D&S West	35.5%	35.3%
E&C Cryogenics	29.8%	12.6%
E&C FinFans	25.3%	27.5%
Consolidated	29.1%	25.0%

SG&A Expenses
D&S East	$15.5	$17.7	$(2.2)	(12.4)%
D&S West	20.8	26.0	(5.2)	(20.0)%
E&C Cryogenics	12.8	17.5	(4.7)	(26.9)%
E&C FinFans	13.5	13.9	(0.4)	(2.9)%
Corporate	36.3	30.4	5.9	19.4%
Consolidated	$98.9	$105.5	$(6.6)	(6.3)%

SG&A Expenses (% of Sales)
D&S East	10.4%	12.1%
D&S West	9.5%	11.1%
E&C Cryogenics	10.2%	21.2%
E&C FinFans	9.3%	9.7%
Consolidated	15.7%	17.6%

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2020	June 30, 2019	Variance ($)	Variance (%)
Operating Income (Loss) (1)
D&S East (2)	$15.0	$(0.4)	$15.4	100.0%
D&S West	54.3	54.3	—	—%
E&C Cryogenics	23.0	(10.7)	33.7	100.0
E&C FinFans	0.9	19.6	(18.7)	(95.4)%
Corporate (3)	(36.3)	(30.4)	(5.9)	19.4%
Intersegment eliminations	—	(2.5)	2.5	(100.0)%
Consolidated	$56.9	$29.9	$27.0	90.3%

Operating Margin
D&S East	10.0%	(0.3)%
D&S West	24.9%	23.2%
E&C Cryogenics	18.3%	(12.9)%
E&C FinFans	0.6%	13.7%
Consolidated	9.0%	5.0%
_______________
(1)Restructuring costs for the six months ended:
•June 30, 2020 were $10.8 ($1.9 - D&S East, $1.0 - D&S West, $0.8 - E&C Cryogenics, $4.9 - E&C FinFans, and $2.2 - Corporate).
•June 30, 2019 were $11.8 ($7.8 - D&S East, $0.4 - D&S West, $2.2 - E&C Cryogenics, $1.2 - E&C FinFans, and $0.2 - Corporate).
(2)Includes a $2.6 gain on sale of a facility in China for the six months ended June 30, 2020.
(3)Includes transaction-related costs of $2.7 for the six months ended June 30, 2019.
Results of Operations for the Six Months Ended June 30, 2020 and 2019
Sales for the first half of 2020 compared to the same period in 2019 increased $32.6 million, from $598.9 million to $631.5 million, or 5.4% (decreased 4.3% organically), driven by sales of $58.6 million from AXC. AXC sales of $58.6 million are included in our E&C FinFans segment for the six months ended June 30, 2020. Excluding the impact of AXC, sales decreased, which was primarily driven by the softness in demand for midstream and upstream compression equipment within our E&C FinFans segment, partially offset by an increase in big LNG sales within our E&C Cryogenics segment.
Gross profit increased during the first half of 2020 compared to the first half of 2019 by $33.9 million or 22.6% (increased 16.4% organically), primarily driven by volume in our E&C Cryogenics segment. Gross profit as a percentage of sales increased year-to-date June 30, 2020 compared to the same period in 2019 on a consolidated basis and within two of our four operating segments: D&S East and E&C Cryogenics. Furthermore, in the first half of 2020, our E&C FinFans segment’s gross profit as a percentage of E&C FinFans segment sales, excluding AXC’s gross profit of $9.3 million, was 31.8% as compared to 27.5% in the first half of 2019, which is an improvement of 4.3 percentage points as compared to the same prior year period and the result of ongoing cost structure improvements and favorable product mix..
SG&A expenses decreased by $6.6 million ($10.4 million organically), or 6.3% (9.9% organically), during the first half of 2020 compared to the same period in 2019 primarily across multiple SG&A categories as a result of cost reduction initiatives. As previously mentioned, during the first half of 2020, we implemented certain cost reduction actions across all segments and corporate to appropriately size our workforce with demand as well as eliminate redundant work. Costs were primarily related to headcount reductions. These actions resulted in total restructuring costs of $10.8 million, which were recorded in cost of sales ($3.9 million) and SG&A ($6.9 million) and consisted of mainly employee severance costs. These restructuring activities were substantially completed by the end of the first half of 2020 as previously mentioned. As previously mentioned, subsequent to the end of the second quarter 2020, we announced internally our intention to close our E&C FinFans air cooled heat exchanger leased facility in Tulsa, Oklahoma and consolidate its operations into our Beasley, Texas location. Total costs related to this closure are expected to be approximately $9 million associated with severance, relocation and moving expenses. Annualized cost savings resulting from this facility consolidation is expected to be $12 million, and we expect the project to be completed in approximately nine months.

As also previously mentioned, during the first half of 2019, we implemented certain cost reduction or avoidance actions, including facility closures and relocations. These actions were primarily related to the consolidation of certain of our facilities within our E&C Cryogenics and E&C FinFans segments, streamlining commercial activities within our Lifecycle business, geographic realignment of manufacturing capacity in D&S East, as well as departmental restructuring, including headcount reductions. These actions resulted in property, plant and equipment disposals and severance costs of $11.8 million in the first half of 2019, which were recorded in cost of sales ($9.5 million) and SG&A ($2.3 million).
Interest Expense, Net and Financing Costs Amortization
Interest expense, net for the six months ended June 30, 2020 and 2019 was $14.7 million and $10.7 million, respectively. Interest expense for the six months ended June 30, 2020 included $1.3 million of 1.0% cash interest and $3.9 million of non-cash interest accretion expense related to the carrying value of the convertible notes due 2024, and $9.4 million in interest related to borrowings on our senior secured revolving credit facility and term loan. Financing costs amortization was $2.1 million for first half of 2020 as compared to $1.0 million for the first half of 2019.
Foreign Currency Loss (Gain)
For the six months ended June 30, 2020 foreign currency loss was $1.2 million as compared to foreign currency gain of $0.3 million for the six months ended June 30, 2019. The variance between periods was primarily driven by fluctuations in the U.S dollar as compared to the euro and Chinese yuan.
Unrealized Loss On Investment In Equity Securities
As previously mentioned, during the third quarter of 2019, we made an investment in Stabilis by converting $7.0 million of a note receivable from Stabilis into an investment in their company stock. For the six months ended June 30, 2020, the unrealized loss on investment in equity securities on investment was $3.8 million from the subsequent mark-to-market.
Income Tax Expense
Income tax expense of $5.6 million and $2.9 million for six months ended June 30, 2020 and 2019 and represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 16.0% and 15.7%, respectively. The effective income tax rate of 16.0% for the six months ended June 30, 2020 differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits associated with stock compensation, partially offset by the effect of income earned by certain of our foreign entities being taxed at higher rates than the U.S. federal statutory rate and losses incurred by certain of our foreign operations for which no benefit was recorded.
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
Net Income
As a result of the foregoing, net income attributable to Chart for the six months ended June 30, 2020 and 2019 was $28.6 million and $15.3 million, respectively.
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

The following tables include key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the three and six months ended June 30, 2020 and 2019 (dollars in millions):
D&S East
Results for the Three Months Ended June 30, 2020 and 2019

	Three Months Ended		Current Quarter vs. Prior Year Quarter
	June 30, 2020	June 30, 2019	Variance ($)	Variance (%)
Sales	$79.7	$77.7	$2.0	2.6%
Gross Profit	15.0	11.1	3.9	35.1%
Gross Profit Margin	18.8%	14.3%
SG&A Expenses	$6.1	$7.8	$(1.7)	(21.8)%
SG&A Expenses (% of Sales)	7.7%	10.0%
Operating Income	$8.1	$1.9	$6.2	326.3%
Operating Margin	10.2%	2.4%
For the second quarter of 2020, D&S East segment sales increased as compared to the same quarter in 2019. Sales of mobiles and engineered systems and tanks in Asia were favorable, slightly offset by lower sales of standard tanks and trailers in Europe due to COVID-19 related temporary shutdowns.
During the second quarter of 2020, D&S East segment gross profit increased by $3.9 million as compared to the same quarter in 2019, and the related margin percentage increased by 4.5 percentage points. This increase in gross profit was mainly attributable to the closing of our China LNG vehicle tank line facility that drove higher restructuring costs in the second quarter of 2019 that did not reoccur in 2020 and favorable volume in Asia, offset by unfavorable volume in Europe. The increase in the related margin percentage was primarily driven by favorable product mix in Asia and Europe, offset by unfavorable foreign currency exchange rates.
D&S East segment SG&A expenses decreased to $6.1 million for the second quarter of 2020 as compared to $7.8 million for the same quarter in 2019, primarily driven by a $2.6 million gain on sale of a facility in China, partially offset by higher payroll expenses.
Results for the Six Months Ended June 30, 2020 and 2019

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2020	June 30, 2019	Variance ($)	Variance (%)
Sales	$149.7	$146.4	$3.3	2.3%
Gross Profit	32.1	20.0	12.1	60.5%
Gross Profit Margin	21.4%	13.7%
SG&A Expenses	$15.5	$17.7	$(2.2)	(12.4)%
SG&A Expenses (% of Sales)	10.4%	12.1%
Operating Income (Loss)	$15.0	$(0.4)	$15.4	100.0%
Operating Margin	10.0%	(0.3)%
For the first half of 2020, D&S East segment sales increased slightly as compared to the same period in 2019 due to increased sales of engineered systems, trailers and packaged gas tanks in Europe; sales in Asia were flat.
During the first half of 2020, D&S East segment gross profit increased by $12.1 million as compared to the same period in 2019, and the related margin percentage increased by 7.8 percentage points. This increase in gross profit was mainly attributable to higher volume and costs related to the closing of our China brazed aluminum heat exchanger and LNG vehicle tank facilities that drove higher restructuring costs in the first half of 2019. The increase in the related margin percentage was primarily driven by favorable product mix in Europe offset by unfavorable foreign currency exchange rates.

D&S East segment SG&A expenses decreased by $2.2 million during the first half of 2020 as compared to the same period in 2019, primarily driven by a $2.6 million gain on sale of a facility in China as noted above in the quarter to date discussion.
D&S West
Results for the Three Months Ended June 30, 2020 and 2019

	Three Months Ended		Current Quarter vs. Prior Year Quarter
	June 30, 2020	June 30, 2019	Variance ($)	Variance (%)
Sales	$106.8	$115.7	$(8.9)	(7.7)%
Gross Profit	38.8	42.6	(3.8)	(8.9)%
Gross Profit Margin	36.3%	36.8%
SG&A Expenses	$9.8	$12.7	$(2.9)	(22.8)%
SG&A Expenses (% of Sales)	9.2%	11.0%
Operating Income	$27.8	$28.7	$(0.9)	(3.1)%
Operating Margin	26.0%	24.8%
D&S West segment sales decreased during the second quarter of 2020 as compared to the same quarter in 2019 primarily due to the timing of revenue recognition relative to certain of our LNG products where certain of our large customers shut down production temporarily due to the COVID-19 pandemic, partially offset by an increase in our engineered systems.
D&S West segment gross profit decreased during the second quarter of 2020 as compared to the same quarter in 2019 primarily due to lower volume. The related margin decreased slightly driven by lower volumes and unfavorable rates on certain raw materials.
D&S West segment SG&A expenses decreased during the second quarter of 2020 as compared to the same quarter in 2019 primarily driven by general reductions across most SG&A categories. D&S West segment restructuring costs were $0.2 and $0.1 for the three months ended June 30, 2020 and 2019, respectively.
Results for the Six Months Ended June 30, 2020 and 2019

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2020	June 30, 2019	Variance ($)	Variance (%)
Sales	$218.4	$233.7	$(15.3)	(6.5)%
Gross Profit	77.5	82.6	(5.1)	(6.2)%
Gross Profit Margin	35.5%	35.3%
SG&A Expenses	$20.8	$26.0	$(5.2)	(20.0)%
SG&A Expenses (% of Sales)	9.5%	11.1%
Operating Income	$54.3	$54.3	$—	—%
Operating Margin	24.9%	23.2%
D&S West segment sales decreased during the first half of 2020 as compared to the same period in 2019 primarily due to the timing of revenue recognition relative to certain of our LNG products where certain of our large customers shut down production temporarily due to the COVID-19 pandemic, partially offset by an increase in our engineered systems.
D&S West segment gross profit decreased during the first half of 2020 as compared to the same period in 2019 primarily due to lower volume, while the related margin improvement was primarily driven by our parts and repairs services and industrial gas.
Similar to the quarter to date discussion above, D&S West segment SG&A expenses decreased during the first half of 2020 as compared to the same period in 2019 primarily driven by general reductions across most SG&A categories. D&S West segment restructuring costs were $1.0 and $0.4 for the six months ended June 30, 2020 and 2019, respectively.

E&C Cryogenics
Results for the Three Months Ended June 30, 2020 and 2019

	Three Months Ended		Current Quarter vs. Prior Year Quarter
	June 30, 2020	June 30, 2019	Variance ($)	Variance (%)
Sales	$63.7	$47.6	$16.1	33.8%
Gross Profit	21.4	10.3	11.1	107.8%
Gross Profit Margin	33.6%	21.6%
SG&A Expenses	$6.3	$8.5	$(2.2)	(25.9)%
SG&A Expenses (% of Sales)	9.9%	17.9%
Operating Income	$14.3	$—	$14.3	100.0
Operating Margin	22.4%	—%
For the second quarter of 2020, E&C Cryogenics segment sales increased as compared to the same quarter in 2019. The increase in sales is primarily related to revenue contributions from big LNG, including Venture Global’s Calcasieu Pass LNG export terminal project.
For the second quarter of 2020, E&C Cryogenics segment gross profit increased by $11.1 million as compared to the same quarter in 2019. The increase in gross profit and the related margin was mainly driven by volume in Venture Global’s Calcasieu Pass LNG export terminal project and high margin, short-lead time replacement equipment.
E&C Cryogenics segment SG&A expenses decreased during the second quarter of 2020 as compared the same quarter in 2019 primarily driven by general reductions across most SG&A categories. E&C Cryogenics segment restructuring costs/(credits) were $0.4 and $(1.2) for the three months ended June 30, 2020 and 2019, respectively.
Results for the Six Months Ended June 30, 2020 and 2019

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2020	June 30, 2019	Variance ($)	Variance (%)
Sales	$125.9	$82.7	$43.2	52.2%
Gross Profit	37.5	10.4	27.1	260.6%
Gross Profit Margin	29.8%	12.6%
SG&A Expenses	$12.8	$17.5	$(4.7)	(26.9)%
SG&A Expenses (% of Sales)	10.2%	21.2%
Operating Income (Loss)	$23.0	$(10.7)	$33.7	100.0
Operating Margin	18.3%	(12.9)%
For the first half of 2020, E&C Cryogenics segment sales increased as compared to the same period in 2019. The increase in sales is primarily related to revenue contributions from big LNG, including Venture Global’s Calcasieu Pass LNG export terminal project and petrochemical applications.
For the first half of 2020, E&C Cryogenics segment gross profit increased by $27.1 million as compared to the same period in 2019. The increase in gross profit and the related margin was mainly driven by volume in Venture Global’s Calcasieu Pass LNG export terminal project and high margin, short-lead time replacement equipment.
E&C Cryogenics segment SG&A expenses decreased during the first half of 2020 as compared the same period in 2019 primarily driven by general reductions across most SG&A categories, especially employee-related costs in light of restructuring actions taken during the period. E&C Cryogenics segment restructuring costs were $0.8 and $2.2 for the six months ended June 30, 2020 and 2019, respectively.

E&C FinFans
Results for the Three Months Ended June 30, 2020 and 2019

	Three Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2020	June 30, 2019	Variance ($)	Variance (%)
Sales	$64.1	$72.6	$(8.5)	(11.7)%
Gross Profit	17.2	20.2	(3.0)	(14.9)%
Gross Profit Margin	26.8%	27.8%
SG&A Expenses	$6.2	$7.1	$(0.9)	(12.7)%
SG&A Expenses (% of Sales)	9.7%	9.8%
Operating (Loss) Income	$(0.2)	$10.2	$(10.4)	(102.0)%
Operating Margin	(0.3)%	14.0%
For the second quarter of 2020, E&C FinFans segment sales decreased as compared to the same quarter in 2019 primarily due to an industry-wide softness in demand for midstream and upstream compression equipment. Excluding the impact of AXC, sales decreased by $32.2 million, or 44.4%. As of the beginning of 2020, our previous air cooled heat exchanger facility in Tulsa was closed, and its operations were combined with our AXC operations.
For the second quarter of 2020, E&C FinFans segment gross profit decreased by $3.0 (decreased by $7.4 million organically) as compared to the same quarter in 2019 mainly due to restructuring costs. E&C FinFans segment gross profit as a percentage of E&C FinFans segment sales, excluding AXC’s gross profit of $4.4 million, was 31.7% as compared to 27.8% in the first quarter of 2019, which is an improvement of 3.9 percentage points on a quarter over prior year quarter basis primarily due to cost structure changes.
E&C FinFans segment SG&A expenses decreased during the second quarter of 2020 as compared to the same quarter in 2019 primarily driven by the AXC acquisition, which added SG&A expenses of $1.3 million offset by lower employee-related costs.
Results for the Six Months Ended June 30, 2020 and 2019

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2020	June 30, 2019	Variance ($)	Variance (%)
Sales	$144.8	$143.1	$1.7	1.2%
Gross Profit	36.7	39.4	(2.7)	(6.9)%
Gross Profit Margin	25.3%	27.5%
SG&A Expenses	$13.5	$13.9	$(0.4)	(2.9)%
SG&A Expenses (% of Sales)	9.3%	9.7%
Operating Income	$0.9	$19.6	$(18.7)	(95.4)%
Operating Margin	0.6%	13.7%
For the first half of 2020, E&C FinFans segment sales increased as compared to the same period in 2019 primarily due to the AXC acquisition. Excluding the impact of AXC, sales decreased by $56.9 million, or 39.8%, mainly due to an industry-wide softness in demand for midstream and upstream compression equipment. As noted above in the quarter to date discussion, as of the beginning of 2020, our previous air cooled heat exchanger facility in Tulsa was closed, and its operations were combined with our AXC operations.
For the first half of 2020, E&C FinFans segment gross profit decreased by $2.7 million (decreased by $12.0 million organically) as compared to the same period in 2019. E&C FinFans segment gross profit as a percentage of E&C FinFans segment sales, excluding AXC’s gross profit of $9.3 million, was 31.8% as compared to 27.5% in the first half of 2019, which is an improvement of 4.3 percentage points on a quarter over prior year quarter basis primarily due to cost structure changes.
E&C FinFans segment SG&A expenses decreased during the first half of 2020 as compared to the same period in 2019 primarily driven by the AXC acquisition, which added SG&A expenses of $3.8 million offset by lower employee-related costs.

Corporate
Corporate SG&A expenses increased in the second quarter of 2020 as compared to the same quarter in 2019 by $2.5 million primarily due to higher restructuring costs, telecommunications and information technology equipment costs, partially offset by lower travel and entertainment expenses and transaction-related costs. Corporate SG&A expenses increased by $5.9 million during the first half of 2020 as compared to the same period in 2019 primarily due to higher telecommunications and information technology equipment costs, restructuring costs, and employee-related costs, partially offset by lower transaction-related costs.
Liquidity and Capital Resources
Debt Instruments and Related Covenants
Our debt instruments and related covenants are described in Note 8, “Debt and Credit Arrangements” to our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report.
Sources and Use of Cash
Our cash and cash equivalents totaled $122.5 million at June 30, 2020, an increase of $3.5 million from the balance at December 31, 2019. Our foreign subsidiaries held cash of approximately $91.6 million and $75.9 million, at June 30, 2020, and December 31, 2019, respectively, to meet their liquidity needs. No material restrictions exist to accessing cash held by our foreign subsidiaries. We expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. Cash equivalents are primarily invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations, and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization, and in the case of cash equivalents in China, obligations of local banks. We believe that our existing cash and cash equivalents, funds available under our senior secured revolving credit facility due June 2024 (“SSRCF”) or other financing alternatives, and cash provided by operations will be sufficient to meet our normal working capital needs, capital expenditures and prioritize the pay down of debt for the foreseeable future.
Cash provided by operating activities was $80.3 million for the six months ended June 30, 2020, an increase of $80.7 million compared to cash used in operating activities of $0.4 million for the six months ended June 30, 2019 primarily due to an increase in operating cash provided by working capital in the first half of 2020.
Cash used in investing activities was $20.2 million and $19.5 million for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, we paid approximately $21.0 million for capital expenditures as compared to $15.1 million for the six months ended June 30, 2019.
Cash used in financing activities was $53.8 million for the six months ended June 30, 2020 compared to cash provided by financing activities of $50.9 million for the six months ended June 30, 2019. During the six months ended June 30, 2020, we borrowed $93.5 million on credit facilities to fund working capital needs and to fund our share repurchase program and repaid $121.4 million in borrowings on credit facilities. We used $19.3 million to repurchase shares of Chart common stock related to our share purchase program during the six months ended June 30, 2020. We suspended the program on March 20, 2020 in light of uncertainty resulting from the COVID-19 pandemic and the desire to conserve cash resources. During the six months ended June 30, 2019 we raised $295.8 million in cash from the issuance of shares, borrowed $52.0 million on credit facilities mainly to fund working capital needs and repaid $291.3 million in borrowings on credit facilities.
Cash Requirements
We do not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2020. Management anticipates we will be able to satisfy cash requirements for our ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities. Capital expenditures for the remaining six months of 2020 is expected to be in the range of $10 million to $15 million.
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitments from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, that we have not recognized as revenue and excludes unexercised contract options and potential orders. Our backlog as of June 30, 2020 was $697.3 million compared to $752.8 million as of June 30, 2019 which included $135 million of Venture Global’s Calcasieu

Pass big LNG orders.  As of the end of the second quarter of 2020, there was $72.0 million of Calcasieu Pass backlog remaining.  When removing that, backlog increased in the current quarter compared to the prior year quarter.
The tables below represent orders received and backlog by segment for the periods indicated (dollars in millions):

	Three Months Ended
	June 30, 2020	June 30, 2019	March 31, 2020
Orders
D&S East	$67.9	$78.8	$70.4
D&S West	114.6	115.8	117.9
E&C Cryogenics	47.2	49.6	51.2
E&C FinFans	37.6	77.8	69.1
Intersegment eliminations	0.3	—	(4.3)
Consolidated	$267.6	$322.0	$304.3

	As of
	June 30, 2020	June 30, 2019	March 31, 2020
Backlog
D&S East	$218.2	$203.4	$221.0
D&S West	157.3	130.1	150.9
E&C Cryogenics	257.3	301.9	273.2
E&C FinFans	68.3	117.4	94.7
Intersegment eliminations	(3.8)	—	(7.3)
Consolidated	$697.3	$752.8	$732.5
D&S East segment orders for the three months ended June 30, 2020 were $67.9 million compared to $78.8 million for the three months ended June 30, 2019 and $70.4 million for the three months ended March 31, 2020. The decrease in D&S East segment orders during the three months ended June 30, 2020 when compared to the same quarter last year was primarily driven by unfavorable mobile equipment orders in Europe, which had previously been strong for the past eighteen months, partially offset by favorable bulk tanks in Asia. The decrease from the first quarter of 2020 was mainly due to unfavorable engineered systems and tanks mainly sold through our VRV India location; partially offset by increases in bulk tanks and packaged gas in Asia and engineered tanks in Europe. D&S East segment backlog at June 30, 2020 totaled $218.2 million compared to $203.4 million as of June 30, 2019 and $221.0 million as of March 31, 2020.
D&S West segment orders for the three months ended June 30, 2020 were $114.6 million compared to $115.8 million for the three months ended June 30, 2019, and $117.9 million for the three months ended March 31, 2020. Orders for our HLNG vehicle tanks for over the road trucking were a record (greater than $25 million) in the second quarter of 2020 as the clean energy infrastructure build out continues globally. In D&S West, the second quarter backlog of $157.3 million is the highest in the history of the business; up 20.9% over the second quarter of 2019 and 4.2% over the first quarter of 2020, which was then a record.
E&C Cryogenics segment orders for the three months ended June 30, 2020 were $47.2 million compared to $49.6 million for the three months ended June 30, 2019 and $51.2 million for the three months ended March 31, 2020. Orders in the second quarter of 2020 included a $13.3 million small-scale LNG order for a U.S. utility customer. E&C Cryogenics segment backlog totaled $257.3 million as of June 30, 2020, compared to $301.9 million as of June 30, 2019 and $273.2 million as of March 31, 2020. E&C Cryogenics segment backlog included a $135 million order for cold box and brazed aluminum heat exchanger equipment content on Venture Global’s Calcasieu Pass liquefied natural gas (LNG) export terminal project for all periods presented. As mentioned above, there was $72.0 million of Calcasieu Pass backlog remaining as of June 30, 2020. Excluding Calcasieu Pass backlog, E&C Cryogenics segment backlog increased by 2.8% in the current quarter over the prior quarter and 11.0% in the current quarter over the prior year quarter. Included in E&C Cryogenics segment backlog for all periods presented is approximately $40.0 million related to the previously announced Magnolia LNG order where production release is delayed until later in 2021.
E&C FinFans segment orders for the three months ended June 30, 2020 were $37.6 million compared to $77.8 million for the three months ended June 30, 2019 and $69.1 million for the three months ended March 31, 2020. E&C FinFans segment orders included $11.3 million and $39.7 million in orders related to AXC for the three months ended June 30, 2020 and March 31, 2020, respectively. Excluding the impact of AXC, orders decreased primarily due to softness in demand for natural gas compression equipment. As previously mentioned in the segment results section, as of the beginning of 2020, our previous air cooled heat exchanger facility in Tulsa was closed, and its operations were combined with our AXC operations. E&C FinFans segment backlog totaled $68.3 million as of June 30, 2020, compared to $117.4 million as of June 30, 2019 and $94.7 million as of March 31, 2020. E&C FinFans backlog as of June 30, 2020 includes $24.3 million related to AXC.
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
Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, orders, results of operations, projected revenues, margins, capital expenditures, industry and business trends, cost synergies and savings objectives and government initiatives, among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. These include: the other factors discussed in Item 1A. “Risk Factors” and the factors discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019, which should be reviewed carefully; risks relating to the recent outbreak and continued uncertainty associated with the coronavirus (COVID-19); Chart’s ability to successfully integrate recent acquisitions, and achieve the anticipated revenue, earnings, accretion and other benefits from these acquisitions; estimated segment revenues, future revenue, earnings, cash flows and margin targets and run rates. These factors should not be construed as exhaustive and there may also be other risks that we are unable to predict at this time.
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, our operations are exposed to fluctuations in interest rates and foreign currency values that can affect the cost of operating and financing. Accordingly, we address a portion of these risks through a program of risk management.
Interest Rate Risk: Our primary interest rate risk exposure results from the SSRCF’s various floating rate pricing mechanisms. If interest rates were to increase 200 basis points (2 percent) from the weighted-average interest rate of 2.50% at June 30, 2020, and assuming no changes in the $95.2 million of borrowings outstanding under the SSRCF at June 30, 2020, our additional annual expense would be approximately $1.9 million on a pre-tax basis.

Foreign Currency Exchange Rate Risk: We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations in the normal course of business, which can impact our financial position, results of operations, cash flow, and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income as reported in the unaudited condensed consolidated statements of income and comprehensive income. Translation exposure is primarily with the euro, the Czech koruna, the Chinese yuan, the Indian rupee and the Japanese yen. During the second quarter of 2020, the U.S. dollar weakened in relation to the Czech koruna and the euro by 4% and 2%, respectively. The U.S. dollar to the Chinese yuan, Indian rupee and the Japanese yen did not materially change during the second quarter of 2020. Additionally, the euro weakened in relation to the Czech koruna by 2%. At June 30, 2020, a hypothetical 10% weakening of the U.S. dollar would not materially affect our financial statements.
Chart’s primary transaction exchange rate exposures are with the euro, the Japanese yen, the Czech koruna, the Australian dollar, the British pound, the Indian rupee, and the Chinese yuan. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the unaudited condensed consolidated statements of income and comprehensive income as a component of foreign currency (gain) loss. We enter into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. We do not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At June 30, 2020, a hypothetical 10% weakening of the U.S. dollar would not materially affect our outstanding foreign exchange forward contracts.
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
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We perform an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that as of June 30, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
As disclosed in Note 15, “Commitments and Contingencies”, Chart was named in lawsuits (including lawsuits filed in the U.S. District Court for the Northern District of California) filed against Chart and other defendants with respect to the alleged failure of a stainless steel cryobiological storage tank (model MVE 808AF-GB) at the Pacific Fertility Center in San Francisco, California.  We hereby incorporate by reference into this Item 1 the disclosure under the headings “Note 15, Commitments and Contingencies – Stainless Steel Cryobiological Tank Legal Proceedings.”
Although we have not completed our factual investigations into these proceedings, which remain in their early stages, we believe that we have strong factual and legal defenses to the claims and intend to vigorously assert such defenses.
Item 1A. Risk Factors
The COVID-19 pandemic has disrupted our operations and could have a material adverse effect on our business.
Our business could be materially and adversely affected by the outbreak of a widespread health epidemic. The present coronavirus (or COVID-19) pandemic has disrupted, and may again in the future, disrupt our operations and could affect our business, as government authorities impose mandatory closures, work-from-home orders and social distancing protocols or impose other currently unforeseen restrictions that could materially adversely affect our ability to adequately staff and maintain our operations. While our production has been considered “essential” in all locations we operate in, we have experienced, and may experience in the future, temporary facility closures while awaiting appropriate government approvals in certain jurisdictions. The COVID-19 outbreak could also disrupt our supply chain and materially adversely impact our ability to secure supplies for our facilities, which could materially adversely affect our operations. There may also be long-term effects on our customers in and the economies of affected countries. If the economy or markets in which we operate remain weak or deteriorate further, our business, financial condition and results of operations may be materially and adversely impacted.
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A. “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - 30, 2020	9	$32.41	—	$—
May 1 – 31, 2020	379	36.97	—	—
June 1 – 30, 2020	—	—	—	—
Total	388	$36.86	—	$—
_______________
(1)Includes shares of common stock surrendered to us during the second quarter of 2020 by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $14,302. The total number of shares repurchased represents the net shares issued to satisfy tax withholdings. All such repurchased shares were subsequently retired during the three months ended June 30, 2020.
(2)On March 11, 2020, our Board of Directors authorized a share repurchase program for up to $75 million of the Company’s common stock over the next twelve months through various means, including open market transactions, block purchases, privately negotiated transactions or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. On March 20, 2020 we suspended our share repurchase program. We suspended the program on March 20, 2020 in light of uncertainty resulting from the COVID-19 pandemic and the desire to conserve cash resources.
Item 4. Mine Safety Disclosures
Not applicable.

Item 6.Exhibits
The following exhibits are included with this report:
10.1 Amendment No. 1, dated as of April 20, 2020, to the Fourth Amended and Restated Credit Agreement by and among Chart Industries, Inc., Chart Industries Luxembourg S.à r.l., Chart Asia Investment Company Limited, the other foreign borrowers from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 23, 2020 (File No. 001-11442)).
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

Chart Industries, Inc.
(Registrant)

Date:	July 23, 2020	By:	/s/ Jillian C. Evanko
Jillian C. Evanko
Chief Executive Officer, President, Chief Financial Officer and Treasurer
(Principal Executive Officer and Principal Financial Officer)
(Duly Authorized Officer)

		By:	/s/ Scott W. Merkle
Scott W. Merkle
Vice President and Chief Accounting Officer