Form 10-Q
period 2020-09-30
CHART INDUSTRIES INC
filed 2020-10-22
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

As of October 19, 2020, there were 36,060,520 outstanding shares of the Company’s common stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in millions, except per share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$120.7	$119.0
Accounts receivable, less allowances of $8.5 and $8.6, respectively	163.6	191.6
Inventories, net	237.6	210.0
Unbilled contract revenue	97.1	86.1
Prepaid expenses	15.3	17.5
Other current assets	24.8	27.8
Current assets of discontinued operations	69.4	21.6
Total Current Assets	728.5	673.6
Property, plant, and equipment, net	396.0	397.8
Goodwill	817.6	811.4
Identifiable intangible assets, net	488.7	522.4
Investments	9.7	13.4
Other assets	12.4	15.8
Non-current assets of discontinued operations	—	47.0
TOTAL ASSETS	$2,452.9	$2,481.4

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$107.7	$120.8
Customer advances and billings in excess of contract revenue	124.7	127.7
Accrued salaries, wages, and benefits	32.3	40.0
Accrued income taxes	14.5	11.8
Current portion of warranty reserve	10.7	10.2
Short-term debt and current portion of long-term debt	11.3	16.3
Operating lease liabilities, current	5.3	6.3
Other current liabilities	40.5	39.3
Current liabilities of discontinued operations	5.9	5.9
Total Current Liabilities	352.9	378.3
Long-term debt	695.4	761.0
Long-term deferred tax liabilities	56.1	52.1
Accrued pension liabilities	8.1	10.2
Operating lease liabilities, non-current	25.6	27.8
Other long-term liabilities	22.7	19.4
Non-current liabilities of discontinued operations	—	0.2
Total Liabilities	1,160.8	1,249.0

Equity
Common stock, par value $0.01 per share – 150,000,000 shares authorized, 36,047,415 and 35,799,994 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	0.4	0.4
Additional paid-in capital	772.4	762.8
Treasury stock; 760,782 shares at September 30, 2020	(19.3)	—
Retained earnings	550.6	500.3
Accumulated other comprehensive loss	(17.9)	(35.9)
Total Chart Industries, Inc. Shareholders’ Equity	1,286.2	1,227.6
Noncontrolling interests	5.9	4.8
Total Equity	1,292.1	1,232.4
TOTAL LIABILITIES AND EQUITY	$2,452.9	$2,481.4
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales	$273.2	$338.0	$864.7	$894.1
Cost of sales	194.6	245.1	620.5	671.9
Gross profit	78.6	92.9	244.2	222.2
Selling, general, and administrative expenses	41.1	55.7	137.2	157.4
Amortization expense	9.4	13.7	37.3	28.2
Operating expenses	50.5	69.4	174.5	185.6
Operating income	28.1	23.5	69.7	36.6
Interest expense, net	6.5	7.8	21.2	18.5
Unrealized (gain) loss on investment in equity securities	(0.7)	(2.6)	3.2	(2.6)
Financing costs amortization	1.1	1.0	3.2	2.0
Foreign currency (gain) loss	(0.8)	(1.7)	0.8	(1.9)
Income from continuing operations before income taxes	22.0	19.0	41.3	20.6
Income tax expense	6.2	5.2	8.9	5.3
Net income from continuing operations	15.8	13.8	32.4	15.3
Income from discontinued operations, net of tax	6.1	5.0	18.9	19.0
Net income	21.9	18.8	51.3	34.3
Less: Income attributable to noncontrolling interests of continuing operations, net of taxes	0.2	—	1.0	0.3
Net income attributable to Chart Industries, Inc.	$21.7	$18.8	$50.3	$34.0
Net income attributable to Chart Industries, Inc.
Income from continuing operations	$15.6	$13.8	$31.4	$15.0
Income from discontinued operations, net of tax	6.1	5.0	18.9	19.0
Net income attributable to Chart Industries, Inc.	$21.7	$18.8	$50.3	$34.0

Basic earnings per common share attributable to Chart Industries, Inc.:
Income from continuing operations	$0.44	$0.39	$0.89	$0.45
Income from discontinued operations	0.18	0.14	0.53	0.57
Net income attributable to Chart Industries, Inc.	$0.62	$0.53	$1.42	$1.02
Diluted earnings per common share attributable to Chart Industries, Inc.
Income from continuing operations	$0.43	$0.38	$0.88	$0.43
Income from discontinued operations	0.17	0.13	0.53	0.54
Net income attributable to Chart Industries, Inc.	$0.60	$0.51	$1.41	$0.97
Weighted-average number of common shares outstanding:
Basic	35.23	35.76	35.40	33.28
Diluted	35.94	36.73	35.61	35.05

Comprehensive income, net of taxes	$41.9	$2.3	$69.4	$14.8
Less: Comprehensive income attributable to noncontrolling interests, net of taxes	0.2	—	1.1	0.3
Comprehensive income attributable to Chart Industries, Inc., net of taxes	$41.7	$2.3	$68.3	$14.5

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in millions)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$51.3	$34.3
Less: Income from discontinued operations	18.9	19.0
Income from continuing operations	32.4	15.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66.1	55.2
Interest accretion of convertible notes discount	5.9	5.7
Employee share-based compensation expense	6.8	6.2
Financing costs amortization	3.2	2.0
Unrealized foreign currency transaction (gain) loss	(3.1)	2.7
Unrealized loss (gain) on investment in equity securities	3.2	(2.6)
Other non-cash operating activities	(2.0)	1.9
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	26.7	0.3
Inventories	(26.6)	(3.8)
Unbilled contract revenues and other assets	(0.2)	(11.6)
Accounts payable and other liabilities	(15.6)	(21.3)
Customer advances and billings in excess of contract revenue	(2.6)	(14.2)
Net Cash Provided By Operating Activities	94.2	35.8
INVESTING ACTIVITIES
Capital expenditures	(26.9)	(26.0)
Acquisition of businesses, net of cash acquired	—	(603.9)
Proceeds from sale of assets	7.9	—
Investments (1)	—	(3.3)
Government grants	—	0.5
Net Cash Used In Investing Activities	(19.0)	(632.7)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	94.5	202.6
Repayments on revolving credit facilities	(167.1)	(384.2)
Borrowings on term loan	—	450.0
Repayments on term loan	(8.4)	—
Payments for debt issuance costs	(1.0)	(13.6)
Issuance of shares	—	295.8
Payments for equity issuance costs	—	(9.5)
Proceeds from exercise of stock options	4.2	9.4
Common stock repurchases from share-based compensation plans	(1.7)	(2.8)
Common stock repurchases (2)	(19.3)	—
Other financing activities	—	(0.5)
Net Cash (Used In) Provided By Financing Activities	(98.8)	547.2

DISCONTINUED OPERATIONS
Cash Provided by Operating Activities (3)	18.3	19.5
Cash Used in Investing Activities (4)	(0.4)	(0.7)
Cash Provided by Discontinued Operations	17.9	18.8
Effect of exchange rate changes on cash and cash equivalents	7.4	(6.5)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	1.7	(37.4)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period (5)	120.0	119.1
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD (5)	$121.7	$81.7

(1)Non-cash investing activities of $7.0 related to the conversion of a note receivable into an investment in equity securities during the nine months ended September 30, 2019 (See Note 5, “Investments”).
(2)Includes $19.3 in shares repurchased through our share repurchase program.
(3)Includes depreciation expense of $0.8 for both the nine months ended September 30, 2020 and 2019.
(4)Includes capital expenditures of $0.4 and $0.7 for the nine months ended September 30, 2020 and 2019, respectively.
(5)Includes restricted cash and restricted cash equivalents of $1.0 in other assets for each of the periods presented. For further information regarding restricted cash and restricted cash equivalents balances, refer to Note 9, “Debt and Credit Arrangements.”

See accompanying notes to these unaudited condensed consolidated financial statements.

ICHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Dollars in millions)

	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Non-controlling Interests
	Shares Outstanding	Amount		Treasury Stock	Retained Earnings			Total Equity
Balance at December 31, 2019	35.80	$0.4	$762.8	$—	$500.3	$(35.9)	$4.8	$1,232.4
Net income	—	—	—	—	8.5	—	—	8.5
Other comprehensive loss	—	—	—	—	—	(9.9)	—	(9.9)
Share-based compensation expense	—	—	2.9	—	—	—	—	2.9
Common stock issued from share-based compensation plans	0.16	—	2.0	—	—	—	—	2.0
Common stock repurchases (1)	—	—	—	(19.3)	—	—	—	(19.3)
Common stock repurchases from share-based compensation plans	(0.01)	—	(1.7)	—	—	—	—	(1.7)
Balance at March 31, 2020	35.95	0.4	766.0	(19.3)	508.8	(45.8)	4.8	1,214.9
Net income	—	—	—	—	20.1	—	0.9	21.0
Other comprehensive income	—	—	—	—	—	7.9	—	7.9
Share-based compensation expense	—	—	2.0	—	—	—	—	2.0
Common stock issued from share-based compensation plans	0.04	—	0.6	—	—	—	—	0.6
Balance at June 30, 2020	35.99	0.4	768.6	(19.3)	528.9	(37.9)	5.7	1,246.4
Net income	—	—	—	—	21.7	—	0.2	21.9
Other comprehensive income	—	—	—	—	—	20.0	—	20.0
Share-based compensation expense	—	—	2.2	—	—	—	—	2.2
Common stock issued from share-based compensation plans	0.06	—	1.6	—	—	—	—	1.6
Balance as of September 30, 2020	36.05	$0.4	$772.4	$(19.3)	$550.6	$(17.9)	$5.9	$1,292.1
_______________
(1)Includes $19.3 in shares repurchased through our share repurchase program.

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Non-controlling Interests
	Shares Outstanding	Amount		Retained Earnings			Total Equity
Balance as of December 31, 2018	31.36	$0.3	$460.2	$453.9	$(29.9)	$4.5	$889.0
Net income	—	—	—	0.9	—	0.1	1.0
Other comprehensive (loss) income	—	—	—	—	(4.6)	0.1	(4.5)
Share-based compensation expense	—	—	2.4	—	—	—	2.4
Common stock issued from share-based compensation plans	0.41	—	8.3	—	—	—	8.3
Common stock repurchases from share-based compensation plans	(0.04)	—	(2.7)	—	—	—	(2.7)
Balance at March 31, 2019	31.73	0.3	468.2	454.8	(34.5)	4.7	893.5
Net income	—	—	—	14.4	—	0.2	14.6
Other comprehensive income	—	—	—	—	1.6	—	1.6
Common stock issuance, net	4.03	0.1	286.2	—	—	—	286.3
Share-based compensation expense	—	—	1.9	—	—	—	1.9
Common stock issued from share-based compensation plans	0.04	—	0.9	—	—	—	0.9
Common stock repurchases from share-based compensation plans	(0.02)	—	—	—	—	—	—
Dividend distribution to noncontrolling interest	—	—	—	—	—	(0.4)	(0.4)
Other	—	—	—	—	—	0.3	0.3
Balance at June 30, 2019	35.78	0.4	757.2	469.2	(32.9)	4.8	1,198.7
Net income	—	—	—	18.8	—	—	18.8
Other comprehensive loss	—	—	—	—	(16.5)	—	(16.5)
Share-based compensation expense	—	—	2.1	—	—	—	2.1
Common stock issued from share-based compensation plans	0.02	—	0.2	—	—	—	0.2
Other	—	—	—	—	—	(0.2)	(0.2)
Balance as of September 30, 2019	35.80	$0.4	$759.5	$488.0	$(49.4)	$4.6	$1,203.1

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2020
(Dollars and shares in millions, except per share amounts)

NOTE 1 — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its consolidated subsidiaries (herein referred to as the “Company,” “Chart,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
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
Reclassifications: Certain reclassifications have been made to prior year financial information in the unaudited condensed consolidated financial statements in order to conform to the discontinued operations presented as further discussed in Note 2, “Discontinued Operations.”
Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. These estimates may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions. Furthermore, we considered the impact of the COVID-19 pandemic on the use of estimates and assumptions used for financial reporting and determined that there was no adverse material impact to our results of operations for the first nine months of 2020. While our production has been considered “essential” in all locations we operate in, we have experienced, and may again experience in the future, temporary facility closures while awaiting appropriate government approvals in certain jurisdictions. The COVID-19 outbreak could also disrupt our supply chain and materially adversely impact our ability to secure supplies for our facilities, which could materially adversely affect our operations. There may also be long-term effects on our customers in and the economies of affected countries. As a result of these uncertainties, actual results could differ from those estimates and assumptions. If the economy or markets in which we operate remain weak or deteriorate further, our business, financial condition and results of operations may be materially and adversely impacted.
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
Share Repurchase Program: On March 11, 2020, our Board of Directors authorized a share repurchase program for up to $75 million of the Company’s common stock over the next twelve months through various means, including open market transactions, block purchases, privately negotiated transactions or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. During the first quarter of 2020, we repurchased 0.76 shares of our common stock at an average price of $25.40 per share. We suspended the program on March 20, 2020 in light of uncertainty resulting from the COVID-19 pandemic and the desire to conserve cash resources. As of September 30, 2020, we had approximately $55.7 available for additional repurchases under the share repurchase program, although we have no current intentions to recommence repurchases under this program.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

Recently Issued Accounting Standards (Not Yet Adopted): In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entities Own Equity (Subtopic 815-40). This ASU simplifies accounting for convertible instruments by eliminating two of the three models in ASC 470-20 that require separating embedded conversion features from convertible instruments. The guidance is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted. We expect adoption of this standard to impact accounting for our convertible notes due November 2024. We are currently assessing the effect that this ASU will have on our financial position, results of operations, and disclosures.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU simplifies the accounting for modifying contracts (including those in hedging relationships) that refer to LIBOR and other interbank offered rates that are expected to be discontinued due to reference rate reform. This guidance is effective upon issuance and generally can be applied through December 31, 2022. We expect adoption of this standard to impact accounting for our senior secured revolving credit facility due June 2024. We are currently assessing the effect this ASU will have on our financial position, results of operations, and disclosures.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 2 — Discontinued Operations
As previously announced on August 25, 2020, we signed a definitive agreement to divest our cryobiological products business within our Distribution & Storage Western Hemisphere (“D&S West”) segment to Cryoport, Inc. (“Buyer”). On October 1, 2020, we finalized the sale for net cash proceeds of $317.1, inclusive of the base purchase price of $320.0 less estimated closing date adjustments of $2.9 (the “Divestiture”). The strategic decision to divest of our cryobiological products business reflects our strategy and capital allocation approach to focus on our core capabilities and offerings.
Our cryobiological products business asset group, met the criteria to be held for sale. Furthermore, we determined that the assets held for sale qualify for discontinued operations. As such, the financial results of the cryobiological products business are reflected in our unaudited condensed consolidated statements of income and comprehensive income as discontinued operations for all periods presented. Furthermore, current and non-current assets and liabilities of discontinued operations are reflected in the unaudited condensed consolidated balance sheets for both periods presented.
Summarized Financial Information of Discontinued Operations
The following table represents income from discontinued operations, net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales	$19.4	$19.8	$59.5	$62.6
Cost of sales	9.5	11.4	31.4	33.6
Selling, general and administrative expenses	1.4	1.8	4.3	5.6
Operating income (1)	8.5	6.6	23.8	23.4
Other expenses (income), net	0.2	0.3	(0.1)	0.3
Income before income taxes from discontinued operations	8.3	6.3	23.9	23.1
Income tax expense (2)	2.2	1.3	5.0	4.1
Income from discontinued operations, net of tax	$6.1	$5.0	$18.9	$19.0
________________
(1)Includes depreciation expense of $0.2 and $0.3 for the three months ended September 30, 2020 and 2019, respectively. Includes depreciation expense of $0.8 for both the nine months ended September 30, 2020 and 2019.
(2)Income tax expense of $2.2 and $1.3 for the three months ended September 30, 2020 and 2019, respectively, represents taxes on both U.S. and foreign earnings at a combined effective tax rate of 26.5% and 20.6%, respectively. Income tax expense of $5.0 and $4.1 for the nine months ended September 30, 2020 and 2019, respectively, represents taxes on both U.S. and foreign earnings at a combined effective tax rate of 20.9% and 17.7%, respectively.
The effective income tax rate of 26.5% and 20.9% for the three and nine months ended September 30, 2020, respectively, differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits associated with foreign-derived intangible income, which is offset by the effect of income earned by our certain foreign entities being taxed at higher rates than the U.S. federal statutory rate.
The effective income tax rate of 20.6% and 17.7% for the three and nine months ended September 30, 2019, respectively, differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits associated with foreign-derived intangible income, which is offset by the effect of income earned by our certain foreign entities being taxed at higher rates than the U.S. federal statutory rate.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

The following table represents the assets and liabilities from discontinued operations:

	September 30, 2020	December 31, 2019
Accounts receivable, net	$9.7	$11.0
Inventories, net	11.8	9.4
Prepaid expenses	0.2	0.3
Other current assets	1.2	0.9
Property, plant, and equipment, net	6.3	6.8
Goodwill (1)	33.5	33.5
Identifiable intangible assets, net	6.7	6.7
Total assets of discontinued operations	$69.4	$68.6

Current assets of discontinued operations (1)	$69.4	$21.6
Non-current assets of discontinued operations	—	47.0
Total assets of discontinued operations	$69.4	$68.6

Accounts payable	$2.9	$4.2
Customer advances and billings in excess of contract revenue	0.3	0.1
Accrued salaries, wages, and benefits	1.2	1.5
Current portion of warranty reserve	0.2	0.1
Other current liabilities	0.1	—
Other long-term liabilities	1.2	0.2
Total liabilities of discontinued operations	$5.9	$6.1

Current liabilities of discontinued operations (2)	$5.9	$5.9
Non-current liabilities of discontinued operations	—	0.2
Total liabilities of discontinued operations	$5.9	$6.1
_______________
(1)We allocated a portion of the D&S West reporting unit’s goodwill to the cryobiological products business asset group on a relative fair value basis. Refer to Note 8, “Goodwill and Intangible Assets” for further discussion.
(2)The total assets and liabilities of discontinued operations were presented as current in the September 30, 2020 balance sheet since we sold the cryobiological products business asset group and collected proceeds within one year of the date that the cryobiological products business asset group met held for sale criteria.
NOTE 3 — Reportable Segments
As reported in our Annual Report on Form 10-K for the year ended December 31, 2019, the structure of our internal organization is divided into the following reportable segments, which are also our operating segments: Distribution and Storage Eastern Hemisphere (“D&S East”), D&S West, Energy & Chemicals Cryogenics (“E&C Cryogenics”), and Energy & Chemicals FinFans (“E&C FinFans”).
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

Our chief operating decision maker forms decisions about how to allocate resources to and evaluates performance of each of our segments based on operating income or loss as determined in our consolidated statements of income and comprehensive income.
Segment Financial Information

	Three Months Ended September 30, 2020
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Intersegment Eliminations	Corporate	Consolidated
Sales to external customers	$85.1	$91.1	$64.8	$40.5	$(8.3)	$—	$273.2
Depreciation and amortization expense	3.9	2.9	3.7	8.2	—	0.5	19.2
Operating income (loss) (1) (2)	9.9	19.7	15.6	(1.7)	—	(15.4)	28.1
Capital expenditures	3.7	1.6	0.2	0.1	—	0.5	6.1

	Three Months Ended September 30, 2019
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Intersegment Eliminations	Corporate	Consolidated
Sales to external customers	$70.4	$93.3	$48.9	$128.6	$(3.2)	$—	$338.0
Depreciation and amortization expense	3.7	2.6	2.0	15.1	—	0.4	23.8
Operating income (loss) (1) (2) (4)	7.1	17.8	3.6	16.2	(0.2)	(21.0)	23.5
Capital expenditures	3.8	2.2	0.9	1.0	—	3.5	11.4

	Nine Months Ended September 30, 2020
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Intersegment Eliminations	Corporate	Consolidated
Sales to external customers	$234.8	$269.5	$190.7	$185.3	$(15.6)	$—	$864.7
Depreciation and amortization expense	10.9	8.3	11.1	34.4	—	1.4	66.1
Operating income (loss) (1) (2) (3)	24.9	58.7	38.6	(0.8)	—	(51.7)	69.7
Capital expenditures	12.3	8.4	1.7	1.0	—	3.5	26.9

	Nine Months Ended September 30, 2019
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Intersegment Eliminations	Corporate	Consolidated
Sales to external customers	$216.8	$280.0	$131.3	$272.0	$(6.0)	$—	$894.1
Depreciation and amortization expense	11.9	7.8	11.1	23.3	—	1.1	55.2
Operating income (loss) (1) (2) (4)	7.1	52.9	(7.1)	36.0	(0.9)	(51.4)	36.6
Capital expenditures	9.7	5.5	4.0	1.9	—	4.9	26.0
_______________
(1)Includes sales and operating income (loss) for AXC, included in the E&C FinFans segment results since the acquisition date, July 1, 2019 as follows:
•Sales and operating loss were $71.3 and $17.3, for the nine months ended September 30, 2020, respectively.
•Sales and operating income were $60.1 and $2.6, for both the three and nine months ended September 30, 2019, respectively.
(2)Restructuring costs for the:
•three months ended September 30, 2020 were $1.9 ($0.1 - D&S East, $0.2 - D&S West, $1.1 - E&C FinFans, $0.5 - Corporate).
•three months ended September 30, 2019 were $1.5 ($0.3 - D&S East, $0.4 - D&S West, $0.2 - E&C Cryogenics, $0.6 - E&C FinFans).

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

•nine months ended September 30, 2020 were $12.7 ($2.0 - D&S East, $1.2 - D&S West, $0.8 - E&C Cryogenics, $6.0 - E&C FinFans, and $2.7 - Corporate).
•nine months ended September 30, 2019 were $13.3 ($8.1 - D&S East, $0.8 - D&S West, $2.4 - E&C Cryogenics, $1.8 - E&C FinFans, and $0.2 - Corporate).
(3)Includes a $2.6 gain on sale of a facility in China for the nine months ended September 30, 2020 recorded within our D&S East segment.
(4)Corporate includes transaction-related costs of $4.3 and $7.0 for the three and nine months ended September 30, 2019, respectively (includes costs associated with business development and other one-time transactions).
Product Sales Information

	Three Months Ended September 30, 2020
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Intersegment Eliminations	Consolidated
Natural gas processing (including petrochemical) and industrial gas applications	$—	$—	$24.6	$27.1	$—	$51.7
Liquefied natural gas (LNG) applications	24.0	27.2	34.3	6.8	(3.2)	89.1
HVAC, power and refining applications	—	—	5.9	6.6	(0.2)	12.3
Bulk industrial gas applications	45.9	31.7	—	—	(0.9)	76.7
Packaged gas industrial applications	15.2	32.2	—	—	(4.0)	43.4
Total	$85.1	$91.1	$64.8	$40.5	$(8.3)	$273.2

	Three Months Ended September 30, 2019
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Intersegment Eliminations	Consolidated
Natural gas processing (including petrochemical) and industrial gas applications	$1.0	$—	$24.3	$88.6	$(1.5)	$112.4
Liquefied natural gas (LNG) applications	10.2	16.5	17.3	11.0	(0.1)	54.9
HVAC, power and refining applications	—	—	7.3	29.0	(0.6)	35.7
Bulk industrial gas applications	48.2	39.5	—	—	(1.0)	86.7
Packaged gas industrial applications	11.0	37.3	—	—	—	48.3
Total	$70.4	$93.3	$48.9	$128.6	$(3.2)	$338.0

	Nine Months Ended September 30, 2020
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Intersegment Eliminations	Consolidated
Natural gas processing (including petrochemical) and industrial gas applications	$0.9	$—	$69.7	$131.2	$(0.3)	$201.5
Liquefied natural gas (LNG) applications	65.8	60.7	102.3	25.3	(7.1)	247.0
HVAC, power and refining applications	—	—	18.7	28.8	(0.5)	47.0
Bulk industrial gas applications	129.5	102.9	—	—	(2.1)	230.3
Packaged gas industrial applications	38.6	105.9	—	—	(5.6)	138.9
Total	$234.8	$269.5	$190.7	$185.3	$(15.6)	$864.7

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

	Nine Months Ended September 30, 2019
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Intersegment Eliminations	Consolidated
Natural gas processing (including petrochemical) and industrial gas applications	$1.0	$—	$81.4	$193.9	$(1.5)	$274.8
Liquefied natural gas (LNG) applications	38.6	58.2	26.5	32.2	(0.1)	155.4
HVAC, power and refining applications	—	—	23.4	45.9	(0.6)	68.7
Bulk industrial gas applications	136.3	113.0	—	—	(1.8)	247.5
Packaged gas industrial applications	$40.9	$108.8	$—	$—	$(2.0)	$147.7
Total	$216.8	$280.0	$131.3	$272.0	$(6.0)	$894.1

Total Assets	September 30, 2020	December 31, 2019
D&S East	$531.9	$528.6
D&S West	377.7	349.0
E&C Cryogenics	424.4	430.3
E&C FinFans	983.4	1,028.0
Corporate	66.1	76.9
Discontinued Operations	69.4	68.6
Total	$2,452.9	$2,481.4
NOTE 4 — Revenue
Disaggregation of Revenue
The following table represents a disaggregation of revenue by timing of revenue along with the reportable segment for each category:

	Three Months Ended September 30, 2020
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Intersegment Eliminations	Consolidated
Point in time	$77.7	$81.0	$4.2	$17.2	$(6.9)	$173.2
Over time	7.4	10.1	60.6	23.3	(1.4)	100.0
Total	$85.1	$91.1	$64.8	$40.5	$(8.3)	$273.2

	Three Months Ended September 30, 2019
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Intersegment Eliminations	Consolidated
Point in time	$64.1	$79.6	$10.8	$19.5	$(3.2)	$170.8
Over time	6.3	13.7	38.1	109.1	—	167.2
Total	$70.4	$93.3	$48.9	$128.6	$(3.2)	$338.0

	Nine Months Ended September 30, 2020
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Intersegment Eliminations	Consolidated
Point in time	$205.8	$234.7	$4.2	$59.3	$(11.0)	$493.0
Over time	29.0	34.8	186.5	126.0	(4.6)	371.7
Total	$234.8	$269.5	$190.7	$185.3	$(15.6)	$864.7

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

	Nine Months Ended September 30, 2019
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Intersegment Eliminations	Consolidated
Point in time	$203.0	$245.7	$10.8	$58.6	$(6.0)	$512.1
Over time	13.8	34.3	120.5	213.4	—	382.0
Total	$216.8	$280.0	$131.3	$272.0	$(6.0)	$894.1
Refer to Note 3, “Reportable Segments,” for a table of revenue disaggregated by product application along with the reportable segment for each category.
Contract Balances
The following table represents changes in our contract assets and contract liabilities balances:

	September 30, 2020	December 31, 2019	Year-to-date Change ($)	Year-to-date Change (%)
Contract assets
Accounts receivable, net of allowances	$163.6	$191.6	$(28.0)	(14.6)%
Unbilled contract revenue	97.1	86.1	11.0	12.8%

Contract liabilities
Customer advances and billings in excess of contract revenue	$124.7	$127.7	$(3.0)	(2.3)%
Revenue recognized for the three months ended September 30, 2020 and 2019, that was included in the contract liabilities balance at the beginning of each year was $24.3 and $25.8, respectively. Revenue recognized for the nine months ended September 30, 2020 and 2019, that was included in the contract liabilities balance at the beginning of each year was $76.2 and $91.3, respectively. The amount of revenue recognized during the three and nine months ended September 30, 2020 from performance obligations satisfied or partially satisfied in previous periods as a result of changes in the estimates of variable consideration related to long-term contracts, was not significant.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, and excludes unexercised contract options and potential orders. As of September 30, 2020, the estimated revenue expected to be recognized in the future related to remaining performance obligations was $684.9. We expect to recognize revenue on approximately 83.7% of the remaining performance obligations over the next 12 months and with the remaining over the next few years thereafter.
NOTE 5 — Investments
The following table summarizes the components of investments:

	September 30, 2020	December 31, 2019
Investment in equity securities	$3.8	$6.9
Equity investments	5.9	6.5
Total investments	$9.7	$13.4
Investment in equity securities
During the third quarter of 2019, we made an investment in Stabilis Energy, Inc. (“Stabilis”) by converting $7.0 of a note receivable from Stabilis into an investment in their company stock. As of September 30, 2020, the value of the investment was $3.8. For the three months ended September 30, 2020, the gain on investment in equity securities was $0.7, while for the nine months ended September 30, 2020, the loss on investment was $3.1. Gains and losses for this investment in equity securities were recorded in unrealized loss on investment in equity securities in the condensed consolidated statements of income and comprehensive income during the three and nine months ended September 30, 2020.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

We categorize our financial assets and liabilities that are recorded at fair value into a hierarchy based on whether the inputs to valuation techniques are observable to unobservable. Level 2 inputs represent other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data. The Stabilis investment is measured at fair value in the condensed consolidated balance sheet as of September 30, 2020 using Level 2 inputs.
Equity method accounting investments
Our equity investments accounted for under the equity method of accounting include a 50% ownership interest in a joint venture with Hudson Products de Mexico S.A. de CV which totaled $3.3 at September 30, 2020 and $2.9 at December 31, 2019. This investment is operated and managed by our joint venture partner and as such, we do not have control over the joint venture and therefore is not consolidated. Our equity in earnings from this investment were not material for the periods presented. Additionally, we have a 25% ownership interest in Liberty LNG which we invested in during the third quarter of 2019 which was valued at $2.3 and $3.3 at September 30, 2020 and December 31, 2019, respectively. Earnings (losses) for the periods presented were not material.
NOTE 6 — Leases
As of September 30, 2020, operating right-of-use (“ROU”) assets was $31.2 and lease liabilities was $31.0 ($5.3 of which is classified as current liabilities). The weighted-average remaining term for lease contracts was 6.0 years at September 30, 2020, with maturity dates ranging from October 2020 to February 2029. The weighted-average discount rate was 4.7% at September 30, 2020.
We incurred $2.5 and $3.0 of rental expense under operating leases for the three months ended September 30, 2020 and 2019, respectively, and $8.4 and $7.5 for the nine months ended September 30, 2020 and 2019, respectively. Certain operating leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight-line basis over the minimum lease term. Adjustments for straight-line rental expense for the respective periods was not material and as such, the majority of expense recognized was reflected in cash provided by operating activities for the respective periods. This expense consisted primarily of payments for base rent on building and equipment leases. Payments related to short-term lease costs and taxes and variable service charges on leased properties were immaterial. In addition, we have the right, but no obligation, to renew certain leases for various renewal terms.
The following table summarizes future minimum lease payments for non-cancelable operating leases as of September 30, 2020:

2020	$1.5
2021	6.8
2022	6.5
2023	5.9
2024	5.5
Thereafter (1)	8.5
Total future minimum lease payments	$34.7
_______________
(1)     As of September 30, 2020, future minimum lease payments for non-cancelable operating leases for period subsequent to 2024 relate to eight leased facilities.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 7 — Inventories
The following table summarizes the components of inventory:

	September 30, 2020	December 31, 2019
Raw materials and supplies	$115.1	$97.8
Work in process	48.5	47.3
Finished goods	74.0	64.9
Total inventories, net	$237.6	$210.0
The allowance for excess and obsolete inventory balance at September 30, 2020 and December 31, 2019 was $9.7 and $10.6, respectively.
NOTE 8 — Goodwill and Intangible Assets
Goodwill
The following table represents the changes in goodwill by segment:

	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Consolidated
Balance at December 31, 2019	$117.0	$118.6	$176.2	$399.6	$811.4
Foreign currency translation adjustments	4.5	—	—	1.3	5.8
Purchase price adjustment	—	—	—	0.4	0.4
Balance at September 30, 2020	$121.5	$118.6	$176.2	$401.3	$817.6
We allocated a portion of the D&S West reporting unit’s goodwill to the cryobiological products business asset group on a relative fair value basis. Refer to “Note 2, “Discontinued Operations” for further information. We determined the fair value of D&S West reporting unit as of the goodwill reassignment date to assess whether there was an indication of impairment before the reassignment. We performed an interim goodwill impairment Step 1 test, as defined in our in our Annual Report on Form 10-K for the year ended December 31, 2019, on the D&S West reporting unit prior to the goodwill reassignment and determined that its fair value was substantially in excess of its carrying amount as of September 30, 2020.
Furthermore, when a portion of goodwill is allocated to an asset group to be disposed of, we test the goodwill remaining in the portion of the reporting unit to be retained for impairment. We elected to perform an interim goodwill Step 0 Test, as defined in our in our Annual Report on Form 10-K for the year ended December 31, 2019, on the D&S West reporting unit after the goodwill reassignment. As a result of the Step 0 Test, no impairment of the D&S West reporting unit after the goodwill reassignment was indicated.
Amounts included in accumulated goodwill impairment loss at both September 30, 2020 and December 31, 2019 were $129.0 ($64.4 - D&S West, $40.9 - E&C Cryogenics, $23.7 - E&C FinFans).

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill) (1):

		September 30, 2020		December 31, 2019
	Weighted-average Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	13 years	$382.3	$(136.4)	$380.3	$(115.0)
Unpatented technology	10 years	91.8	(19.6)	90.1	(13.0)
Patents and other	15 years	1.7	(0.4)	20.9	(9.8)
Trademarks and trade names	13 years	2.6	(1.4)	2.4	(1.2)
Land use rights	50 years	10.6	(1.3)	11.0	(1.2)
Total finite-lived intangible assets	13 years	489.0	(159.1)	504.7	(140.2)
Indefinite-lived intangible assets:
Trademarks and trade names		158.8	—	157.9	—
Total intangible assets		$647.8	$(159.1)	$662.6	$(140.2)
_______________
(1)Amounts include the impact of foreign currency translation. Fully amortized or impaired amounts are written off.
Amortization expense for intangible assets subject to amortization was $9.4 and $13.7 for the three months ended September 30, 2020 and 2019, respectively, and $37.3 and $28.2 for the nine months ended September 30, 2020 and 2019, respectively. We estimate amortization expense to be recognized during the next five years as follows:

For the Year Ending December 31,
2020	$46.7
2021	36.1
2022	36.0
2023	35.7
2024	34.8
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
China Government Grants are presented in our unaudited condensed consolidated balance sheets as follows:

	September 30, 2020	December 31, 2019
Current	$0.5	$0.5
Long-term	7.3	7.2
Total China Government Grants	$7.8	$7.7

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 9 — Debt and Credit Arrangements
Summary of Outstanding Borrowings
The following table represents the components of our borrowings:

	September 30, 2020	December 31, 2019
Senior secured revolving credit facility and term loan:
Term loan due June 2024 (1)	$438.8	$447.2
Senior secured revolving credit facility due June 2024 (2)	54.4	119.0
Unamortized debt issuance costs	(5.4)	(5.5)
Senior secured revolving credit facility and term loan, net of debt issuance costs	487.8	560.7

Convertible notes due November 2024:
Principal amount	$258.8	$258.8
Unamortized discount	(36.8)	(42.8)
Unamortized debt issuance costs	(3.3)	(3.8)
Convertible notes due November 2024, net of unamortized discount and debt issuance costs	218.7	212.2

Foreign facilities	0.2	4.4

Total debt, net of unamortized discount and debt issuance costs	706.7	777.3
Less: current maturities	11.3	16.3
Long-term debt	$695.4	$761.0
_______________
(1)As of September 30, 2020, there were $438.8 in borrowings outstanding under the term loan bearing an interest rate of 3.1%. The term loan is repayable annually in quarterly installments of 2.5% of the loan amount over the first two years, 5.0% for the third year, 7.5% for the fourth year and 10.0% for the fifth and final year. Subsequent to the end of the third quarter of 2020, on October 2, 2020, $335.7 was paid down on our term loan due 2024 from proceeds of the Divestiture and other available cash on hand.
(2)The senior secured revolving credit facility due 2024 includes $100.0 sub limit for letters of credit, a $250.0 sub limit for discretionary letters of credit and $50.0 sub limit for swingline loans. As of September 30, 2020, there were $54.4 in borrowings outstanding under the senior secured revolving credit facility due 2024 bearing a weighted-average interest rate of 2.1% and $65.5 in letters of credit and bank guarantees outstanding supported by the senior secured revolving credit facility due 2024. As of September 30, 2020, the senior secured revolving credit facility due 2024 had availability of $430.1.
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
Significant financial covenants for the 2024 Credit Facilities include financial maintenance covenants that, as of the last day of any fiscal quarter ending on and after June 30, 2019, (i) require the ratio of the amount of Chart and its subsidiaries’ consolidated total net indebtedness to consolidated EBITDA to be less than specified maximum ratio levels and (ii) require the

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

ratio of the amount of Chart and its subsidiaries’ consolidated EBITDA to consolidated cash interest expense to be greater than a specified minimum ratio level. The 2024 Credit Facilities include a number of other customary covenants including, but not limited to, restrictions on our ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations and pay dividends or distributions. At September 30, 2020, we were in compliance with all covenants.
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
On September 28, 2020 and April 20, 2020, we amended our 2024 Credit Facilities. The amendments, among other things, (i) reduce the LIBO Screen Rate (as defined in the Credit Agreement) floor by half, effectively reducing all interest payable by Chart (ii) provide Chart with further flexibility to complete divestitures at its discretion by changing the “catch-all” permitted divestiture basket from a small annual cap to a more substantial life-of the-facility cap, (iii) adjust the pricing grid in order to accommodate potentially higher leverage ratios, (iv) adjust factoring related definitions and other related provisions to provide Chart with greater flexibility to enter into such arrangements in the future, (v) incorporate a “cash hoarding” prevention covenant and (vi) incorporate various amendments to reflect interest rate floor and other changes to the Loan Syndications and Trading Association and Loan Market Association market standards for credit agreements. The terms and conditions under the 2024 Credit Facilities are otherwise substantially the same as those prior to the amendments. We recorded $1.9 in deferred debt issuance costs related to these amendments which are being amortized over the remaining term of the 2024 Credit Facilities.
We recorded $6.1 in deferred debt issuance costs in conjunction with the 2024 Credit Facilities as amended, which is included in long-term debt in the unaudited condensed consolidated balance sheet at September 30, 2020, associated with the term loan, which is being amortized over its five-year term beginning in July 2019.
We paid $11.9 in deferred debt issuance costs related to the SSRCF as amended. Deferred debt issuance costs are presented in other assets in the unaudited condensed consolidated balance sheets and are being amortized over the term of the SSRCF. At September 30, 2020, unamortized debt issuance costs associated with the SSRCF were $8.4.
The following table summarizes interest expense and financing costs amortization related to the 2024 Credit Facilities and our previous senior secured revolving credit facility:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest expense, term loan due June 2024	$3.4	$4.6	$11.6	$4.6
Interest expense, senior secured revolving credit facility	0.4	1.0	1.6	6.8
Interest expense, senior secured revolving credit facility and term loan due June 2024	$3.8	$5.6	$13.2	$11.4

Financing costs amortization, senior secured revolving credit facility and term loan due 2024	$0.9	$0.8	$2.6	$1.2
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

Company’s future senior subordinated debt and are subordinated in right of payment to our existing and future senior indebtedness, including indebtedness under our existing credit agreement.
A conversion of the 2024 Notes may be settled in cash, shares of our common stock or a combination of cash and shares of our common stock, at our election (subject to, and in accordance with, the settlement provisions of the Indenture). The initial conversion rate for the 2024 Notes is 17.0285 shares of common stock (subject to adjustment as provided for in the Indenture) per $1,000 principal amount of the 2024 Notes, which is equal to an initial conversion price of approximately $58.725 per share, representing a conversion premium of approximately 35% above the closing price of our common stock of $43.50 per share on October 31, 2017. In addition, following certain corporate events that occur prior to the maturity date as described in the Indenture, we will pay a make-whole premium by increasing the conversion rate for a holder who elects to convert its 2024 Notes in connection with such a corporate event in certain circumstances. For purposes of calculating earnings per share, if the average market price of our common stock exceeds the applicable conversion price during the periods reported, shares contingently issuable under the 2024 Notes will have a dilutive effect with respect to our common stock. Since our closing common stock price of $70.27 at the end of the period exceeded the conversion price of $58.725, the if-converted value exceeded the principal amount of the 2024 Notes by approximately $50.9 at September 30, 2020. As described below, we entered into convertible note hedge transactions, which are expected to reduce the potential dilution with respect to our common stock upon conversion of the 2024 Notes.
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
We reassess the convertibility of the 2024 Notes and the related balance sheet classification on a quarterly basis. As of September 30, 2020, events for early conversion were not met, and thus the 2024 Notes were not convertible as of and for the fiscal quarter beginning October 1, 2020. There have been no conversions as of the date of this filing.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

The following table summarizes interest accretion of the 2024 Notes discount, 1.0% contractual interest coupon and financing costs amortization associated with the 2024 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
2024 Notes, interest accretion of convertible notes discount	$2.0	$2.0	$5.9	$5.7
2024 Notes, 1.0% contractual interest coupon	0.6	0.6	1.9	1.9
2024 Notes, total interest expense	$2.6	$2.6	$7.8	$7.6

2024 Notes, financing costs amortization	$0.2	$0.2	$0.6	$0.5
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
Foreign Facilities
In various markets where we do business, we have local credit facilities to meet local working capital demands, fund letters of credit and bank guarantees, and support other short-term cash requirements. The facilities generally have variable interest rates and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. We are permitted to borrow up to USD equivalent $80.9 under certain of our foreign facilities. As of September 30, 2020, there were USD equivalent $0.2 in borrowings outstanding under these facilities compared to USD equivalent $4.4 in borrowings under these facilities as of December 31, 2019 at a weighted average interest rate of 4.8%.
Certain of our foreign facilities allow us to request bank guarantees and letters of credit. None of these facilities allow revolving credit borrowings. We have foreign letters of credit and bank guarantees that totaled USD equivalent $44.0 and $12.6 as of September 30, 2020 and December 31, 2019, respectively.
Letters of Credit
Chart Energy & Chemicals, Inc., a wholly-owned subsidiary of the Company, had $1.0 in deposits in a bank outside of the SSRCF to secure letters of credit. The deposits are treated as restricted cash and restricted cash equivalents in the unaudited condensed consolidated balance sheets $1.0 in other assets at both September 30, 2020 and December 31, 2019.
Fair Value Disclosures
The fair value of the 2024 Notes was approximately 139% and 132% of their par value as of September 30, 2020 and December 31, 2019, respectively. The 2024 Notes are actively quoted instruments and, accordingly, the fair value of the 2024 Notes was determined using Level 1 inputs.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 10 — Product Warranties
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
The following table represents changes in our consolidated warranty reserve:

Balance at December 31, 2019	$11.5
Issued – warranty expense	5.1
Warranty usage	(4.7)
Balance at September 30, 2020	$11.9
NOTE 11 — Business Combinations
Air-X-Changers Acquisition
On July 1, 2019, we completed the acquisition of Air-X-Changers (“AXC”) pursuant to the previously disclosed Asset Purchase Agreement dated as of May 8, 2019. The purchase price for AXC was $599.7, including post-closing purchase price adjustments with respect to working capital. We paid $592.0 of the purchase price at closing and the final working capital adjustment of $7.7 was paid during the third quarter of 2019. We financed the purchase price for the AXC acquisition with proceeds from borrowings under the 2024 Credit Facilities and a public offering of Chart’s common stock in 2019.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the AXC acquisition as of the acquisition date:

	As Reported June 30, 2020	Adjustments	As Previously Reported December 31, 2019
Net assets acquired:
Identifiable intangible assets	$256.4	$—	$256.4
Goodwill	287.9	0.4	287.5
Property, plant and equipment	34.2	—	34.2
Other assets	53.1	—	53.1
Liabilities	(31.9)	(0.4)	(31.5)
Net assets acquired	$599.7	$—	$599.7
Information regarding identifiable intangible assets acquired in the AXC acquisition is presented below:

	Weighted-average Estimated Useful Life	Estimated Asset Fair Value
Finite-lived intangible assets:
Customer relationships	14.0 years	$139.1
Unpatented technology	10.0 years	42.1
Backlog (1)	1.0 year	19.2
Other identifiable intangible assets (1)	4.0 years	1.0
Total finite-lived intangible assets acquired	11.0 years	201.4
Indefinite-lived intangible assets:
Trademarks and trade names		55.0
Total identifiable intangible assets acquired		$256.4
_______________
(1)    Backlog and other identifiable intangible assets are included in “Patents and other” in Note 8, “Goodwill and Intangible Assets.”
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2020
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
The following table presents pro forma sales, net income attributable to Chart Industries, Inc., and net income attributable to Chart Industries, Inc. per common share data assuming AXC was acquired at the beginning of the 2019 fiscal year:

Nine Months Ended September 30, 2019
Pro forma sales	$1,042.9
Pro forma net income attributable to Chart Industries, Inc.	25.8

Pro forma net income attributable to Chart Industries, Inc. per common share, basic	$0.78
Pro forma net income attributable to Chart Industries, Inc. per common share, diluted	0.74
NOTE 12 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at June 30, 2020	$(27.7)	$(10.2)	$(37.9)
Other comprehensive income	19.8	—	19.8
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	0.2	0.2
Net current-period other comprehensive income, net of taxes	19.8	0.2	20.0
Balance at September 30, 2020	$(7.9)	$(10.0)	$(17.9)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at June 30, 2019	$(21.1)	$(11.8)	$(32.9)
Other comprehensive loss	(16.8)	—	(16.8)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	0.3	0.3
Net current-period other comprehensive (loss) income, net of taxes	(16.8)	0.3	(16.5)
Balance at September 30, 2019	$(37.9)	$(11.5)	$(49.4)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at December 31, 2019	$(25.0)	$(10.9)	$(35.9)
Other comprehensive income	17.1	—	17.1
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	0.9	0.9
Net current-period other comprehensive income, net of taxes	17.1	0.9	18.0
Balance at September 30, 2020	$(7.9)	$(10.0)	$(17.9)

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at December 31, 2018	$(17.5)	$(12.4)	$(29.9)
Other comprehensive loss	(20.4)	—	(20.4)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	0.9	0.9
Net current-period other comprehensive (loss) income, net of taxes	(20.4)	0.9	(19.5)
Balance at September 30, 2019	$(37.9)	$(11.5)	$(49.4)

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 13 — Earnings Per Share
The following table presents calculations of net earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to Chart Industries, Inc.
Income from continuing operations	$15.6	$13.8	$31.4	$15.0
Income from discontinued operations, net of tax	6.1	5.0	18.9	19.0
Net income attributable to Chart Industries, Inc.	$21.7	$18.8	$50.3	$34.0

Earnings per common share – basic:
Income from continuing operations	$0.44	$0.39	$0.89	$0.45
Income from discontinued operations	0.18	0.14	0.53	0.57
Net income attributable to Chart Industries, Inc.	$0.62	$0.53	$1.42	$1.02

Earnings per common share – diluted:
Income from continuing operations	$0.43	$0.38	$0.88	$0.43
Income from discontinued operations	0.17	0.13	0.53	0.54
Net income attributable to Chart Industries, Inc.	$0.60	$0.51	$1.41	$0.97

Weighted average number of common shares outstanding – basic	35.23	35.76	35.40	33.28
Incremental shares issuable upon assumed conversion and exercise of share-based awards	0.28	0.38	0.21	0.44
Incremental shares issuable due to dilutive effect of convertible notes	0.43	0.59	—	1.04
Incremental shares issuable due to dilutive effect of warrants	—	—	—	0.29
Weighted average number of common shares outstanding – diluted	35.94	36.73	35.61	35.05
Diluted earnings per share does not reflect the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Share-based awards	0.25	0.19	0.46	0.14
Convertible note hedge and capped call transactions (1)	0.43	0.59	—	1.04
Warrants	4.40	4.40	4.40	—
Total anti-dilutive securities	5.08	5.18	4.86	1.18
 _______________
(1)The convertible note hedge offsets any dilution upon actual conversion of the 2024 Notes up to a common stock price of $71.775 per share. For further information, refer to Note 9, “Debt and Credit Arrangements.”
NOTE 14 — Income Taxes
Income tax expense of $6.2 and $5.2 for the three months ended September 30, 2020 and 2019, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 28.2% and 27.4%, respectively. Income tax expense of $8.9 and $5.3 for the nine months ended September 30, 2020 and 2019, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 21.5% and 25.7%, respectively.
The effective income tax rate of 28.2% and 21.5% for the three and nine months ended September 30, 2020 differed from the U.S. federal statutory rate of 21% primarily due to the effect of income earned by our certain foreign entities being taxed at

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

higher rates than the U.S. federal statutory rate, losses incurred by some of our foreign operations for which no benefit was recorded, and the establishment of an APB 23 deferred tax liability associated with our discontinued operations which is partially offset by excess tax benefits associated with share-based compensation.
The effective income tax rate of 27.4% and 25.7% for the three and nine months ended September 30, 2019 differed from the U.S. federal statutory rate of 21% primarily due to income earned by certain of our foreign entities being taxed at higher rates than the U.S. federal statutory rate and losses incurred by certain of our Chinese operations for which no benefit was recorded partially offset by excess tax benefits associated with share-based compensation.
As of September 30, 2020 and December 31, 2019, we had a liability for gross unrecognized tax benefits of $2.6 and $2.4, respectively. This amount includes $1.9 and $1.8 of unrecognized tax benefits as of September 30, 2020 and December 31, 2019, respectively, which, if ultimately recognized, would reduce our annual effective income tax rate. We recognized interest and penalties of $0.5 related to uncertain tax positions in income tax expense as of September 30, 2020.
NOTE 15 — Share-based Compensation
During the nine months ended September 30, 2020, we granted 0.11 stock options, 0.10 restricted stock units, and 0.04 performance units. The total fair value of awards granted to employees during the nine months ended September 30, 2020 was $11.6. In addition, our non-employee directors received stock awards with a total fair value of $0.5. During the nine months ended September 30, 2020, participants in our stock option plans exercised options to purchase 0.17 shares of our common stock, while 0.07 stock options were forfeited.
Stock options generally have a four-year graded vesting period. Restricted stock and restricted stock units generally vest ratably over a three-year period. Performance units generally vest at the end of a three-year performance period based on the attainment of certain pre-determined performance condition targets. During the nine months ended September 30, 2020, 0.10 restricted stock and restricted stock units vested while 0.02 restricted stock and restricted stock units were forfeited.
Share-based compensation expense was $2.2 and $2.1 for the three months ended September 30, 2020 and 2019, respectively and $6.8 and $6.2 for the nine months ended September 30, 2020 and 2019, respectively. Share-based compensation expense is included in selling, general, and administrative expenses in the unaudited condensed consolidated statements of income and comprehensive income. As of September 30, 2020, total share-based compensation of $10.7 is expected to be recognized over the weighted-average period of approximately 2.0 years.
NOTE 16 — Commitments and Contingencies
Environmental
We are subject to federal, state, local, and foreign environmental laws and regulations concerning, among other matters, waste water effluents, air emissions, and handling and disposal of hazardous materials, such as cleaning fluids. We are involved with environmental compliance, investigation, monitoring, and remediation activities at certain of our owned and formerly owned manufacturing facilities and at one owned facility that is leased to a third party, and, except for these continuing remediation efforts, believes we are currently in substantial compliance with all known environmental regulations. At September 30, 2020 and December 31, 2019, we had undiscounted accrued environmental reserves of $0.3 and $0.6, respectively.
Legal Proceedings
Stainless Steel Cryobiological Tank Legal Proceedings
During the second quarter of 2018, Chart was named in lawsuits (including lawsuits filed in the U.S. District Court for the Northern District of California) filed against Chart and other defendants with respect to the alleged failure of a stainless steel cryobiological storage tank (model MVE 808AF-GB) at the Pacific Fertility Center in San Francisco, California.  We continue to evaluate the merits of such claims in light of the information available to date regarding use, maintenance and operation of the tank that was sold to the Pacific Fertility Center through an independent distributor and which has been out of our control for six years prior to the alleged failure.  Accordingly, an accrual related to any damages that may result from the lawsuits has not been recorded because a potential loss is not currently probable or estimable. In connection with the Divestiture, Chart retained certain potential liabilities and claims, including the claims asserted in connection with the litigation.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2020
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
NOTE 17 — Restructuring Activities
During the first nine months of 2020, we implemented certain cost reduction actions across all segments and corporate to appropriately size our workforce with demand as well as eliminate redundant work. Costs were primarily related to headcount reductions. These actions resulted in total restructuring costs of $1.9 and $12.7 for the three and nine months ended September 30, 2020, respectively, consisting of mainly employee severance costs. On July 17, 2020, we announced internally our intention to close our E&C FinFans air cooled heat exchanger leased facility in Tulsa, Oklahoma and consolidate its operations into our Beasley, Texas location at which we own 260 acres of land. This closure is a cost reduction measure within E&C FinFans to structure the business for profitable growth in equipment for midstream and upstream energy applications. Total costs related to this closure are expected to be approximately $9.0, of which $1.5 has been spent year to date, associated with severance, relocation and moving expenses. We expect this project to be completed by June 30, 2021. We are closely monitoring our end markets and order rates and will continue to take appropriate and timely actions as necessary.
Restructuring costs of $1.5 and $13.3 for the three and nine months ended September 30, 2019 were related to certain cost reductions or avoidance actions, including facility consolidations and a streamlining of the commercial activities surrounding our Lifecycle business in E&C Cryogenics and E&C FinFans, geographic realignment of our manufacturing capacity in D&S East, as well as departmental restructuring, including headcount reductions.
The following table is a summary of the severance and other restructuring costs, which included employee-related costs, facility rent and exit costs, relocation, recruiting, travel and other, for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Severance:
Cost of sales	$0.6	$0.8	$4.5	$1.8
Selling, general, and administrative expenses	0.7	0.1	5.5	1.0
Total severance costs	1.3	0.9	10.0	2.8
Other restructuring:
Cost of sales	0.6	0.2	0.6	8.7
Selling, general, and administrative expenses	—	0.4	2.1	1.8
Total other restructuring costs	0.6	0.6	2.7	10.5

Total restructuring costs	$1.9	$1.5	$12.7	$13.3

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

The following tables summarize our restructuring activities for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Corporate	Consolidated
Balance at June 30, 2020	$0.7	$0.7	$0.3	$—	$0.2	$1.9
Restructuring costs	0.1	0.2	—	1.1	0.5	1.9
Cash payments and other	(0.1)	(0.5)	(0.3)	(0.9)	(0.4)	(2.2)
Balance at September 30, 2020	$0.7	$0.4	$—	$0.2	$0.3	$1.6

	Three Months Ended September 30, 2019
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Corporate	Consolidated
Balance at June 30, 2019	$0.7	$—	$0.6	$—	$—	$1.3
Restructuring costs	0.3	0.4	0.2	0.6	—	1.5
Cash payments and other	(0.4)	(0.3)	(0.5)	(0.6)	—	(1.8)
Balance at September 30, 2019	$0.6	$0.1	$0.3	$—	$—	$1.0

	Nine Months Ended September 30, 2020
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Corporate	Consolidated
Balance at December 31, 2019	$0.4	$0.1	$0.2	$—	$0.2	$0.9
Restructuring costs	2.0	1.2	0.8	6.0	2.7	12.7
Cash payments and other	(1.7)	(0.9)	(1.0)	(5.8)	(2.6)	(12.0)
Balance at September 30, 2020	$0.7	$0.4	$—	$0.2	$0.3	$1.6

	Nine Months Ended September 30, 2019
	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Corporate	Consolidated
Balance as of December 31, 2018	$0.8	$—	$—	$—	$0.1	$0.9
Restructuring costs	8.1	0.8	2.4	1.8	0.2	13.3
Property, plant and equipment impairment	(4.0)	—	(1.6)	—	—	(5.6)
Cash payments and other	(4.3)	(0.7)	(0.5)	(1.8)	(0.3)	(7.6)
Balance at September 30, 2019	$0.6	$0.1	$0.3	$—	$—	$1.0
NOTE 18 — Subsequent Events
Subsequent to the end of the third quarter of 2020, on October 1, 2020, we closed on the sale of the assets of the cryobiological products business within our D&S West segment to Cryoport, Inc. for net cash proceeds of $317.1, inclusive of the base purchase price of $320.0 less estimated closing date adjustments of $2.9. The strategic decision to divest of our cryobiological products business reflects our strategy and capital allocation approach to focus on our core capabilities and offerings. On October 2, 2020, we used proceeds from the Divestiture and other available cash on hand to pay down $335.7 of our term loan due 2024. Refer to Note 2, “Discontinued Operations” for further information regarding the Divestiture.
On October 13, 2020, we completed the acquisition of the Theodore, Alabama cryogenic trailer and hydrogen trailer (transport) assets of Worthington Industries, Inc. (NYSE: WOR) for $10 million in cash (“Alabama Trailers”). Alabama Trailers designs, manufactures and sells cryogenic trailers and hydrogen trailers used in industrial gas and energy applications. This acquisition will produce strong synergies by combining Chart’s deep knowledge of cryogenics and liquid hydrogen storage and handling with Alabama Trailers’ expertise and experience in the packaging and assembly of liquid hydrogen trailers.
On October 14, 2020, McPhy (Euronext Paris: MCPHY – ISIN; FR0011742329), specialized in zero-carbon hydrogen production and distribution equipment, completed a capital increase for the amount of 180 million euros. Chart subscribed to

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2020
(Dollars and shares in millions, except per share amounts) – Continued

1,276,595 shares for 30 million euros (equivalent to $35.3), and we now hold 4.6% of the capital of McPhy post-offering. In conjunction with our strategic investment, Chart and McPhy also executed a commercial Memorandum of Understanding (“MOU”). The MOU between McPhy and Chart is intended to set the pace of commercial collaboration to stimulate new hydrogen demand for the parties’ respective equipment and solutions globally.

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
COVID-19 Update
While the recent outbreak and continued uncertainty associated with the coronavirus (COVID-19) did not have a material adverse effect on our reported results for the first nine months of 2020, we continue to actively monitor the impact of the COVID-19 outbreak on our results of operations for the remainder of 2020 and beyond. The extent to which our operations will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity, or reemergence, of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.
Medical oxygen-related orders, generally for use with COVID-19 patients, increased 7.6% in the third quarter of 2020 compared to the second quarter making the third quarter the highest medical oxygen-related order quarter of 2020. We had expected to see a reduction to more typical pre-COVID-19 order levels for these applications, but a heightened need for oxygen equipment in India was the primary driver of the increase in this demand.
In terms of macro drivers, COVID-19 has sparked an emphasis on health and clean energy transformation, in many cases, accelerating efforts and incenting governments to think through investments in renewable energy sources and storage, including hydrogen, carbon capture, biogas/biomethane and LNG. We continue to expand our footprint in these varied clean energy spaces as highlighted by our recent increased investments in hydrogen-related businesses. Governments have been responding on a massive scale with stimulus packages, many of which are targeted to kick starting or further progressing the transition to clean energy and to achieve their climate targets.
Third Quarter 2020 Highlights
As previously announced on August 25, 2020, we signed a definitive agreement to divest our cryobiological products business within our Distribution & Storage Western Hemisphere (“D&S West”) segment to Cryoport, Inc. (“Buyer”). On October 1, 2020, we finalized the sale for net cash proceeds of $317.1 million, inclusive of the base purchase price of $320.0 million less estimated closing date adjustments of $2.9 million (the “Divestiture”). The strategic decision to divest of our cryobiological products business reflects our strategy and capital allocation approach to focus on our core capabilities and offerings.
Our cryobiological products business asset group, met the criteria to be held for sale. Furthermore, we determined that the assets held for sale qualify for discontinued operations. The financial information presented and discussion of results that follows is presented on a continuing operations basis.
We continue to see strengthening demand across the business with the exception of our Energy & Chemicals FinFans (“E&C FinFans”) segment where third quarter 2020 orders were down $28.9 million when compared to the third quarter of 2019. Ending backlog as of September 30, 2020 was $684.9 million compared to $745.2 million as of September 30, 2019. Backlog as of September 30, 2019 included $135 million of Venture Global’s Calcasieu Pass big LNG orders (“Calcasieu Pass”). As of the end of the third quarter 2020, there was $46.4 million of Calcasieu Pass backlog remaining. Excluding Calcasieu Pass, consolidated backlog increased by $28.3 million or 4.6% in the current quarter compared to the prior year quarter. Our D&S West segment backlog at September 30, 2020 totaled $179.7 million and is the highest in the history of the business; up 54.0% over the third quarter of 2019 and 23.3% over the second quarter of 2020, which was then a record. Furthermore, Distribution and Storage Eastern Hemisphere (“D&S East”) segment backlog at September 30, 2020 totaled

$229.0 million and is a record high compared to $203.8 million as of September 30, 2019 and $218.2 million as of June 30, 2020.
Third quarter 2020 gross margin as a percent of sales of 28.8% increased from 27.5% in the third quarter of 2019 and was flat to the 28.8% gross margin as a percent of sales reported in the second quarter of 2020. The increase current quarter over prior year quarter was primarily driven by Venture Global’s Calcasieu Pass LNG export terminal project.
Selling, general and administrative (“SG&A”) expenses as a percentage of sales in the third quarter of 2020 decreased as compared to the third quarter of 2019 in three of our four segments as cost savings from recent restructuring efforts took effect.
Outlook
Our 2020 full year outlook reflects increased clarity in our markets and economy after the disruption earlier in the year from the onset of the COVID-19 pandemic. We continue to structure the business for profitable growth. Since January 1, 2020, we have reduced headcount by 25% (over 1,100 headcount reduction) while investing in the commercial and engineering organizations. On July 17, 2020, we announced internally our intention to close our E&C FinFans segment’s air cooled heat exchanger leased facility in Tulsa, Oklahoma and consolidate its operations into our Beasley, Texas location at which we own 260 acres of land. This closure is a cost reduction measure within E&C FinFans to structure the business for profitable growth in equipment for midstream and upstream energy applications. Total costs related to this closure are expected to be approximately $9 million, of which $1.5 million has been spent year to date, associated with severance, relocation and moving expenses. We expect this project to be completed by June 30, 2021. Through September, these changes, along with other cost measures implemented in 2020, are expected to result in annualized savings of approximately $75 million.
Given the cost actions and our profitable volume mix, we expect gross margin as a percent of sales to continue to expand throughout the last three months of 2020. Furthermore, Venture Global’s Calcasieu Pass project remains on schedule, with $100 million of expected revenue in our Energy & Chemicals Cryogenics (“E&C Cryogenics”) segment in 2020. Our capital expenditures are flexible, and we will continue to assess the capital expenditures budget as the year progresses. We continue to anticipate capital expenditures spend will be in the $30 million to $35 million range.

Consolidated Results for the Three Months Ended September 30, 2020 and 2019, and June 30, 2020
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the three months ended September 30, 2020 and 2019 and June 30, 2020 (dollars in millions). Financial data for the three months ended June 30, 2020 has been included to provide additional information regarding our business trends on a sequential quarter basis.
Selected Financial Information

	Three Months Ended			Current Quarter vs. Prior Year Quarter		Current Quarter vs. Prior Sequential Quarter
	September 30, 2020	September 30, 2019	June 30, 2020	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Sales
D&S East	$85.1	$70.4	$79.7	$14.7	20.9%	$5.4	6.8%
D&S West	91.1	93.3	86.0	(2.2)	(2.4)%	5.1	5.9%
E&C Cryogenics	64.8	48.9	63.7	15.9	32.5%	1.1	1.7%
E&C FinFans	40.5	128.6	64.1	(88.1)	(68.5)%	(23.6)	(36.8)%
Intersegment eliminations	(8.3)	(3.2)	(3.9)	(5.1)	159.4%	(4.4)	112.8%
Consolidated	$273.2	$338.0	$289.6	$(64.8)	(19.2)%	$(16.4)	(5.7)%

Gross Profit
D&S East	$19.6	$16.3	$15.0	$3.3	20.2%	$4.6	30.7%
D&S West	28.5	29.2	29.7	(0.7)	(2.4)%	(1.2)	(4.0)%
E&C Cryogenics	21.3	7.9	21.4	13.4	169.6%	(0.1)	(0.5)%
E&C FinFans	9.2	39.8	17.2	(30.6)	(76.9)%	(8.0)	(46.5)%
Intersegment eliminations	—	(0.3)	—	0.3	100.0%	—	—%
Consolidated	$78.6	$92.9	$83.3	$(14.3)	(15.4)%	$(4.7)	(5.6)%

Gross Profit Margin
D&S East	23.0%	23.2%	18.8%
D&S West	31.3%	31.3%	34.5%
E&C Cryogenics	32.9%	16.2%	33.6%
E&C FinFans	22.7%	30.9%	26.8%
Consolidated	28.8%	27.5%	28.8%

SG&A Expenses
D&S East	$8.8	$8.8	$6.1	$—	—%	$2.7	44.3%
D&S West	7.7	10.2	8.3	(2.5)	(24.5)%	(0.6)	(7.2)%
E&C Cryogenics	4.8	5.1	6.3	(0.3)	(5.9)%	(1.5)	(23.8)%
E&C FinFans	4.4	10.7	6.2	(6.3)	(58.9)%	(1.8)	(29.0)%
Corporate	15.4	20.9	16.6	(5.5)	(26.3)%	(1.2)	(7.2)%
Consolidated	$41.1	$55.7	$43.5	$(14.6)	(26.2)%	$(2.4)	(5.5)%

SG&A Expenses (% of Sales)
D&S East	10.3%	12.5%	7.7%
D&S West	8.5%	10.9%	9.7%
E&C Cryogenics	7.4%	10.4%	9.9%
E&C FinFans	10.9%	8.3%	9.7%
Consolidated	15.0%	16.5%	15.0%

	Three Months Ended			Current Quarter vs. Prior Year Quarter		Current Quarter vs. Prior Sequential Quarter
	September 30, 2020	September 30, 2019	June 30, 2020	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Operating Income (Loss) (1)
D&S East (2) (3)	$9.9	$7.1	$8.1	$2.8	39.4%	$1.8	22.2%
D&S West	19.7	17.8	20.1	1.9	10.7%	(0.4)	(2.0)%
E&C Cryogenics	15.6	3.6	14.3	12.0	333.3%	1.3	9.1%
E&C FinFans (3)	(1.7)	16.2	(0.2)	(17.9)	(110.5)%	(1.5)	750.0%
Corporate (3) (4)	(15.4)	(21.0)	(16.6)	5.6	(26.7)%	1.2	(7.2)%
Intersegment eliminations	—	(0.2)	—	0.2	100.0%	—	(100.0)%
Consolidated	$28.1	$23.5	$25.7	$4.6	19.6%	$2.4	9.3%

Operating Margin
D&S East	11.6%	10.1%	10.2%
D&S West	21.6%	19.1%	23.4%
E&C Cryogenics	24.1%	7.4%	22.4%
E&C FinFans	(4.2)%	12.6%	(0.3)%
Consolidated	10.3%	7.0%	8.9%
_______________
(1)Restructuring costs for the three months ended:
•September 30, 2020 were $1.9 ($0.1 - D&S East, $0.2 - D&S West, $1.1 - E&C FinFans, and $0.5 - Corporate).
•September 30, 2019 were $1.5 ($0.3 - D&S East, $0.4 - D&S West, $0.2 - E&C Cryogenics, and $0.6 - E&C FinFans).
•June 30, 2020 were $5.6 ($0.9 - D&S East, $0.2 - D&S West, $0.4 - E&C Cryogenics, $2.5 - E&C FinFans, and $1.6 - Corporate).
(2)Includes a $2.6 gain on sale of a facility in China for the second quarter of 2020.
(3)Includes transaction-related costs of $1.4 related to integration activities for previous acquisitions ($0.2 D&S East, $0.7 - E&C FinFans, and $0.5 - Corporate).
(4)Includes transaction-related costs of $4.3 for the three months ended September 30, 2019.
Results of Operations for the Three Months Ended September 30, 2020 and 2019, and June 30, 2020
Sales for the third quarter of 2020 compared to the same quarter in 2019 decreased $64.8 million, from $338.0 million to $273.2 million, or 19.2%. The decrease in sales was primarily driven by the continued softness in demand for midstream and upstream compression equipment within our E&C FinFans segment, partially offset by an increase in big LNG sales within our E&C Cryogenics segment and increased sales of mobile equipment and engineered tanks and systems within our D&S East segment.
Gross profit decreased during the third quarter of 2020 compared to the third quarter of 2019 by $14.3 million or 15.4%. This decrease was primarily driven by lower volumes in our E&C FinFans segment, offset by volume increases in our E&C Cryogenics segment. Gross profit as a percentage of sales increased quarter over prior year quarter and decreased from the prior quarter on a consolidated basis.
SG&A expenses decreased by $14.6 million or 26.2% during the third quarter of 2020 compared to the same quarter in 2019 across multiple SG&A categories primarily as a result of cost reduction initiatives. During the first half of 2020, we implemented certain cost reduction actions across all segments and corporate to appropriately size our workforce with demand as well as eliminate redundant work. Costs were primarily related to headcount reductions. These actions resulted in total restructuring costs of $1.9 million, which were recorded in cost of sales ($1.2 million) and SG&A ($0.7 million) and consisted of mainly employee severance costs for the three months ended September 30, 2020. These restructuring actions resulted in cost savings of $1.6 million in the third quarter of 2020. As previously mentioned, subsequent to the end of the second quarter 2020, we announced internally our intention to close our E&C FinFans air cooled heat exchanger leased facility in Tulsa, Oklahoma and consolidate its operations into our Beasley, Texas location. Total costs related to this closure are expected to be approximately $9 million associated with severance, relocation and moving expenses. Annualized cost savings resulting from this facility consolidation are expected to be $12 million, and we expect the project to be completed by June 30, 2021. Through September, these changes, along with other cost measures implemented in 2020, are expected to result in annualized savings of approximately $75 million.

During the third quarter of 2019, we implemented certain cost reduction or avoidance actions, including facility closures and relocations in both our E&C FinFans and D&S West segments. These actions resulted in restructuring costs of $1.5 million, primarily for severance in the third quarter of 2019, which were recorded in cost of sales ($1.0 million) and SG&A ($0.5 million).
Interest Expense, Net and Financing Costs Amortization
Interest expense, net for the three months ended September 30, 2020 and 2019 was $6.5 million and $7.8 million, respectively. The decrease in interest expense, net, is primarily due to lower borrowings outstanding on our senior secured revolving credit facility during the third quarter of 2020 as compared to the third quarter of 2019. Interest expense for the three months ended September 30, 2020 included $0.6 million of 1.0% cash interest and $2.0 million of non-cash interest accretion expense related to the carrying value of the convertible notes due 2024, and $3.8 million in interest related to borrowings on our senior secured revolving credit facility and term loan. Financing costs amortization was $1.1 million for the three months ended September 30, 2020 as compared to $1.0 million for the three months ended September 30, 2019.
Foreign Currency Gain
For the three months ended September 30, 2020 foreign currency gain was $0.8 million as compared to foreign currency gain of $1.7 million for the three months ended September 30, 2019. The variance between periods was primarily driven by fluctuations in the U.S dollar as compared to the euro and Chinese yuan.
Unrealized Gain On Investment In Equity Securities
During the third quarter of 2019, we made an investment in Stabilis Energy, Inc. (“Stabilis”) by converting $7.0 million of a note receivable from Stabilis into an investment in their company stock. For the three months ended September 30, 2020 and 2019 we recognized an unrealized gain on investment in equity securities on investment of $0.7 million and $2.6 million, respectively, from the subsequent mark-to-market.
Income Tax Expense
Income tax expense of $6.2 million and $5.2 million for the three months ended September 30, 2020 and 2019 and represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 28.2% and 27.4%, respectively. The effective income tax rate of 28.2% for the three months ended September 30, 2020 differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits associated with share-based compensation, which is offset by the effect of income earned by our certain foreign entities being taxed at higher rates than the U.S. federal statutory rate, losses incurred by some of our foreign operations for which no benefit was recorded, and the establishment of an APB 23 deferred tax liability associated with our discontinued operations.
The effective income tax rate of 27.4% for the three months ended September 30, 2019 differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits associated with share-based compensation partially offset by the effect of income earned by certain of our foreign entities being taxed at higher rates than the U.S. federal statutory rate and losses incurred by certain of our Chinese operations for which no benefit was recorded.
Net Income from Continuing Operations
As a result of the foregoing, net income attributable to Chart for the three months ended September 30, 2020 and 2019 was $15.6 million and $13.8 million, respectively.
Discontinued Operations
The results from our cryobiological related products business formerly reported in our D&S West segment are reflected in our consolidated financial statements as discontinued operations for all periods presented. For further information, refer to Note 2, “Discontinued Operations” of our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report.

Consolidated Results for the Nine Months Ended September 30, 2020 and 2019
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the nine months ended September 30, 2020 and 2019 (dollars in millions):
Selected Financial Information

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2020	September 30, 2019	Variance ($)	Variance (%)
Sales
D&S East	$234.8	$216.8	$18.0	8.3%
D&S West	269.5	280.0	(10.5)	(3.8)%
E&C Cryogenics	190.7	131.3	59.4	45.2%
E&C FinFans	185.3	272.0	(86.7)	(31.9)%
Intersegment eliminations	(15.6)	(6.0)	(9.6)	160.0%
Consolidated	$864.7	$894.1	$(29.4)	(3.3)%

Gross Profit
D&S East	$51.7	$36.7	$15.0	40.9%
D&S West	87.8	88.8	(1.0)	(1.1)%
E&C Cryogenics	58.8	18.3	40.5	221.3%
E&C FinFans	45.9	79.4	(33.5)	(42.2)%
Intersegment eliminations	—	(1.0)	1.0	(100.0)%
Consolidated	$244.2	$222.2	$22.0	9.9%

Gross Profit Margin
D&S East	22.0%	16.9%
D&S West	32.6%	31.7%
E&C Cryogenics	30.8%	13.9%
E&C FinFans	24.8%	29.2%
Consolidated	28.2%	24.9%

SG&A Expenses
D&S East	$24.4	$26.5	$(2.1)	(7.9)%
D&S West	25.6	32.4	(6.8)	(21.0)%
E&C Cryogenics	17.6	22.6	(5.0)	(22.1)%
E&C FinFans	17.9	24.6	(6.7)	(27.2)%
Corporate	51.7	51.3	0.4	0.8%
Consolidated	$137.2	$157.4	$(20.2)	(12.8)%

SG&A Expenses (% of Sales)
D&S East	10.4%	12.2%
D&S West	9.5%	11.6%
E&C Cryogenics	9.2%	17.2%
E&C FinFans	9.7%	9.0%
Consolidated	15.9%	17.6%

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2020	September 30, 2019	Variance ($)	Variance (%)
Operating Income (Loss) (1)
D&S East (2)	$24.9	$7.1	$17.8	250.7%
D&S West	58.7	52.9	5.8	11.0%
E&C Cryogenics	38.6	(7.1)	45.7	100.0
E&C FinFans	(0.8)	36.0	(36.8)	(102.2)%
Corporate (3) (4)	(51.7)	(51.4)	(0.3)	0.6%
Intersegment eliminations	—	(0.9)	0.9	(100.0)%
Consolidated	$69.7	$36.6	$33.1	90.4%

Operating Margin
D&S East	10.6%	3.3%
D&S West	21.8%	18.9%
E&C Cryogenics	20.2%	(5.4)%
E&C FinFans	(0.4)%	13.2%
Consolidated	8.1%	4.1%
_______________
(1)Restructuring costs for the nine months ended:
•September 30, 2020 were $12.7 ($2.0 - D&S East, $1.2 - D&S West, $0.8 - E&C Cryogenics, $6.0 - E&C FinFans, and $2.7 - Corporate).
•September 30, 2019 were $13.3 ($8.1 - D&S East, $0.8 - D&S West, $2.4 - E&C Cryogenics, $1.8 - E&C FinFans, and $0.2 - Corporate).
(2)Includes a $2.6 gain on sale of a facility in China for the nine months ended September 30, 2020.
(3)Includes transaction-related costs of $7.0 for the nine months ended September 30, 2019.
(4)Includes transaction-related costs of $2.6 related to integration activities for previous acquisitions ($0.2 - D&S East, $0.7 - E&C FinFans, and $1.7 - Corporate) for the nine months ended September 30, 2019.
Results of Operations for the Nine Months Ended September 30, 2020 and 2019
Sales for the first nine months of 2020 compared to the same period in 2019 decreased $29.4 million, from $894.1 million to $864.7 million, or 3.3% (decreased 4.9% organically). AXC sales of $71.3 million and $60.1 million are included in our E&C FinFans segment for the nine months ended September 30, 2020 and 2019, respectively. Excluding the impact of AXC, sales decreased, which was primarily driven by the softness in demand for midstream and upstream compression equipment within our E&C FinFans segment, partially offset by an increase in big LNG sales within our E&C Cryogenics segment.
Gross profit increased during the first nine months of 2020 compared to the same period of 2019 by $22.0 million or 9.9% (increased 15.5% organically), primarily driven by volume in our E&C Cryogenics segment. Gross profit as a percentage of sales increased year-to-date September 30, 2020 compared to the same period in 2019 on a consolidated basis and within three of our four operating segments: D&S East, D&S West and E&C Cryogenics. Furthermore, in the first nine months of 2020, our E&C FinFans segment’s gross profit as a percentage of E&C FinFans segment sales, excluding AXC’s gross profit of $8.0 million, was 33.2% as compared to 29.1% in the first nine months of 2019, which is an improvement of 4.1 percentage points as compared to the same prior year period and the result of ongoing cost structure improvements and favorable product mix.
SG&A expenses decreased by $20.2 million ($19.9 million organically), or 12.8% (13.1% organically), during the first nine months of 2020 compared to the same period in 2019 across multiple SG&A categories primarily as a result of cost reduction initiatives. As previously mentioned, during the nine months of 2020, we implemented certain cost reduction actions across all segments and corporate to appropriately size our workforce with demand as well as eliminate redundant work. Costs were primarily related to headcount reductions. These actions resulted in total restructuring costs of $12.7 million, which were recorded in cost of sales ($5.1 million) and SG&A ($7.6 million) and consisted of mainly employee severance costs. These restructuring activities were substantially completed by the end of the first half of 2020 as previously mentioned. As previously mentioned, subsequent to the end of the second quarter 2020, we announced internally our intention to close our E&C FinFans air cooled heat exchanger leased facility in Tulsa, Oklahoma and consolidate its operations into our Beasley, Texas location. Total costs related to this closure are expected to be approximately $9 million associated with severance, relocation, asset disposals and moving expenses. As previously mentioned, annualized cost savings resulting from this facility consolidation are expected to be $12 million, and we expect the project to be completed by June 30, 2021.
As also previously mentioned, during the nine months of 2019, we implemented certain cost reduction or avoidance actions, including facility closures and relocations. These actions were primarily related to facility consolidations in E&C Cryogenics, D&S West and E&C FinFans and a streamlining of the commercial activities surrounding our aftermarket services business in E&C Cryogenics, geographic realignment of our manufacturing capacity and a facility closure in D&S East, as well as departmental restructuring, including headcount reductions in each of these segments. These actions resulted in property, plant and equipment disposals and severance costs of $13.3 million in the nine months of 2019, which were recorded in cost of sales ($10.5 million) and SG&A ($2.8 million).
Interest Expense, Net and Financing Costs Amortization
Interest expense, net for the nine months ended September 30, 2020 and 2019 was $21.2 million and $18.5 million, respectively. The increase in interest expense, net is mainly due to the nine months ended September 30, 2020 having a full nine months of term loan interest included whereas the prior comparable period only included three months of term loan interest. This was partially offset by a decrease in our interest expense on our senior secured revolving credit facility during the nine months ended September 30, 2020. Interest expense for the nine months ended September 30, 2020 included $1.9 million of 1.0% cash interest and $5.9 million of non-cash interest accretion expense related to the carrying value of the convertible notes due 2024, and $13.2 million in interest related to borrowings on our senior secured revolving credit facility and term loan. Financing costs amortization was $3.2 million for first nine months of 2020 as compared to $2.0 million for the first nine months of 2019.
Foreign Currency Loss (Gain)
For the nine months ended September 30, 2020 foreign currency loss was $0.8 million as compared to foreign currency gain of $1.9 million for the nine months ended September 30, 2019. The variance between periods was primarily driven by fluctuations in the U.S dollar as compared to the euro and Chinese yuan.
Unrealized Loss (Gain) On Investment In Equity Securities
As previously mentioned, during the third quarter of 2019, we made an investment in Stabilis by converting $7.0 million of a note receivable from Stabilis into an investment in their company stock. For the nine months ended September 30, 2020, we recognized an unrealized loss on investment in equity securities of $3.1 million as compared to an unrealized gain of $2.6 million for the nine months ended September 30, 2019, from the subsequent mark-to-market.
Income Tax Expense
Income tax expense of $8.9 million and $5.3 million for the nine months ended September 30, 2020 and 2019 and represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 21.5% and 25.7%, respectively. The effective income tax rate of 21.5% for the nine months ended September 30, 2020 differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits associated with share-based compensation, partially offset by the effect of income earned by certain of our foreign entities being taxed at higher rates than the U.S. federal statutory rate and losses incurred by certain of our foreign operations for which no benefit was recorded.
The effective income tax rate of 25.7% for the nine months ended September 30, 2019 differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits associated with share-based compensation partially offset by the effect of income earned by certain of our foreign entities being taxed at higher rates than the U.S. federal statutory rate and losses incurred by certain of our Chinese operations for which no benefit was recorded.
Net Income from Continuing Operations
As a result of the foregoing, net income attributable to Chart for the nine months ended September 30, 2020 and 2019 was $31.4 million and $15.0 million, respectively.
Discontinued Operations
The results from our cryobiological related products business formerly reported in our D&S West segment are reflected in our consolidated financial statements as discontinued operations for all periods presented. For further information, refer to Note 2, “Discontinued Operations” of our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report.

Segment Results
Our reportable and operational segments include: D&S East, D&S West, E&C Cryogenics, and E&C FinFans. Corporate includes operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, and risk management. Corporate support functions are not currently allocated to the segments. For further information, refer to Note 3, “Reportable Segments” note of our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report.
As a result of the Divestiture on October 1, 2020, we are currently evaluating a change in our organizational structure and how we manage our business, including our segment structure.
The following tables include key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the three and nine months ended September 30, 2020 and 2019 (dollars in millions):
D&S East
Results for the Three Months Ended September 30, 2020 and 2019

	Three Months Ended		Current Quarter vs. Prior Year Quarter
	September 30, 2020	September 30, 2019	Variance ($)	Variance (%)
Sales	$85.1	$70.4	$14.7	20.9%
Gross Profit	19.6	16.3	3.3	20.2%
Gross Profit Margin	23.0%	23.2%
SG&A Expenses	$8.8	$8.8	$—	—%
SG&A Expenses (% of Sales)	10.3%	12.5%
Operating Income	$9.9	$7.1	$2.8	39.4%
Operating Margin	11.6%	10.1%
For the third quarter of 2020, D&S East segment sales increased as compared to the same quarter in 2019. Sales of mobile equipment, engineered systems and tanks and HLNG vehicle tanks were favorable during the period. In particular, sales of mobile equipment improved by approximately $7.4 million in Asia as order activity increased in late 2019 and continued in 2020.
During the third quarter of 2020, D&S East segment gross profit increased by $3.3 million as compared to the same quarter in 2019, and the related margin percentage decreased by 20 basis points. This increase in gross profit was mainly attributable to favorable volume, particularly in Asia, while the decrease in the related margin percentage was primarily driven by regional mix.
D&S East segment SG&A expenses were flat to the same quarter in 2019. D&S East segment SG&A expenses as a percentage of D&S East segment sales improved to 10.3% for the third quarter of 2020 from 12.5% for the third quarter of 2019 mainly as a result of increased sales during the third quarter of 2020.
Results for the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2020	September 30, 2019	Variance ($)	Variance (%)
Sales	$234.8	$216.8	$18.0	8.3%
Gross Profit	51.7	36.7	15.0	40.9%
Gross Profit Margin	22.0%	16.9%
SG&A Expenses	$24.4	$26.5	$(2.1)	(7.9)%
SG&A Expenses (% of Sales)	10.4%	12.2%
Operating Income	$24.9	$7.1	$17.8	250.7%
Operating Margin	10.6%	3.3%

For the first nine months of 2020, D&S East segment sales increased as compared to the same period in 2019 due to increased sales of mobile equipment and engineered tanks and systems in Asia and Europe.
During the first nine months of 2020, D&S East segment gross profit increased by $15.0 million as compared to the same period in 2019, and the related margin percentage increased by 510 basis points. This increase in gross profit was mainly attributable to higher volume, and costs related to the closing of our China brazed aluminum heat exchanger and LNG vehicle tank facilities that drove higher restructuring costs in the first nine months of 2019. The increase in the related margin percentage was primarily driven by restructuring costs in the first nine months of 2019 and favorable product mix as the D&S East segment gained better leverage on increased volume.
D&S East segment SG&A expenses decreased by $2.1 million during the first nine months of 2020 as compared to the same period in 2019, primarily driven by a $2.6 million gain on sale of a facility in China during the first nine months of 2020.
D&S West
Results for the Three Months Ended September 30, 2020 and 2019

	Three Months Ended		Current Quarter vs. Prior Year Quarter
	September 30, 2020	September 30, 2019	Variance ($)	Variance (%)
Sales	$91.1	$93.3	$(2.2)	(2.4)%
Gross Profit	28.5	29.2	(0.7)	(2.4)%
Gross Profit Margin	31.3%	31.3%
SG&A Expenses	$7.7	$10.2	$(2.5)	(24.5)%
SG&A Expenses (% of Sales)	8.5%	10.9%
Operating Income	$19.7	$17.8	$1.9	10.7%
Operating Margin	21.6%	19.1%
D&S West segment sales decreased during the third quarter of 2020 as compared to the same quarter in 2019. This decrease was primarily driven by a decrease in engineered systems and Microbulk systems sales partially offset by an increase in sales within LNG applications.
D&S West segment gross profit decreased during the third quarter of 2020 as compared to the same quarter in 2019 primarily due to lower volume. The related margin decreased driven by product mix.
D&S West segment SG&A expenses decreased during the third quarter of 2020 as compared to the same quarter in 2019 primarily driven by lower employee-related expenses and travel and entertainment expenses.
Results for the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2020	September 30, 2019	Variance ($)	Variance (%)
Sales	$269.5	$280.0	$(10.5)	(3.8)%
Gross Profit	87.8	88.8	(1.0)	(1.1)%
Gross Profit Margin	32.6%	31.7%
SG&A Expenses	$25.6	$32.4	$(6.8)	(21.0)%
SG&A Expenses (% of Sales)	9.5%	11.6%
Operating Income	$58.7	$52.9	$5.8	11.0%
Operating Margin	21.8%	18.9%
D&S West segment sales decreased during the first nine months of 2020 as compared to the same period in 2019 primarily due to a decrease in HLNG vehicle tanks, packaged gas industrial applications and vaporizers. This decrease was partially driven by business disruptions where certain of our large customers shut down production temporarily due to the COVID-19 pandemic earlier in the year.

D&S West segment gross profit decreased during the first nine months of 2020 as compared to the same period in 2019 primarily due to lower volume, while the related margin improvement was primarily driven by improved cost efficiency in industrial gas and HLNG vehicle tanks and warranty and freight across divisions.
D&S West segment SG&A expenses decreased during the first nine months of 2020 as compared to the same period in 2019 primarily driven by general reductions across most SG&A categories.
E&C Cryogenics
Results for the Three Months Ended September 30, 2020 and 2019

	Three Months Ended		Current Quarter vs. Prior Year Quarter
	September 30, 2020	September 30, 2019	Variance ($)	Variance (%)
Sales	$64.8	$48.9	$15.9	32.5%
Gross Profit	21.3	7.9	13.4	169.6%
Gross Profit Margin	32.9%	16.2%
SG&A Expenses	$4.8	$5.1	$(0.3)	(5.9)%
SG&A Expenses (% of Sales)	7.4%	10.4%
Operating Income	$15.6	$3.6	$12.0	333.3%
Operating Margin	24.1%	7.4%
For the third quarter of 2020, E&C Cryogenics segment sales increased as compared to the same quarter in 2019. The increase in sales is primarily related to revenue contributions from the continued execution of our backlog on Venture Global’s Calcasieu Pass LNG export terminal project.
During the third quarter of 2020, E&C Cryogenics segment gross profit increased by $13.4 million as compared to the same quarter in 2019. The increase in gross profit and the related increase in margin was mainly driven by volume in Venture Global’s Calcasieu Pass LNG export terminal project and high margin, short-lead time replacement equipment.
E&C Cryogenics segment SG&A expenses decreased during the third quarter of 2020 as compared to the same quarter in 2019 primarily driven by cost reduction efforts across most categories.
Results for the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2020	September 30, 2019	Variance ($)	Variance (%)
Sales	$190.7	$131.3	$59.4	45.2%
Gross Profit	58.8	18.3	40.5	221.3%
Gross Profit Margin	30.8%	13.9%
SG&A Expenses	$17.6	$22.6	$(5.0)	(22.1)%
SG&A Expenses (% of Sales)	9.2%	17.2%
Operating Income (Loss)	$38.6	$(7.1)	$45.7	100.0%
Operating Margin	20.2%	(5.4)%
For the first nine months of 2020, E&C Cryogenics segment sales increased as compared to the same period in 2019. The increase in sales is primarily related to revenue contributions from the continued execution of our backlog on big LNG, including Venture Global’s Calcasieu Pass LNG export terminal project and other petrochemical applications.
For the first nine months of 2020, E&C Cryogenics segment gross profit increased by $40.5 million as compared to the same period in 2019. The increase in gross profit and the related margin was mainly driven by volume in Venture Global’s Calcasieu Pass LNG export terminal project and high margin, short-lead time replacement equipment.
E&C Cryogenics segment SG&A expenses decreased during the first nine months of 2020 as compared to the same period in 2019 primarily driven by general reductions across most SG&A categories, especially employee-related costs in light of restructuring actions taken during the period. E&C Cryogenics segment restructuring costs were $0.8 million and $2.4 million for the nine months ended September 30, 2020 and 2019, respectively.

E&C FinFans
Results for the Three Months Ended September 30, 2020 and 2019

	Three Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2020	September 30, 2019	Variance ($)	Variance (%)
Sales	$40.5	$128.6	$(88.1)	(68.5)%
Gross Profit	9.2	39.8	(30.6)	(76.9)%
Gross Profit Margin	22.7%	30.9%
SG&A Expenses	$4.4	$10.7	$(6.3)	(58.9)%
SG&A Expenses (% of Sales)	10.9%	8.3%
Operating (Loss) Income	$(1.7)	$16.2	$(17.9)	(110.5)%
Operating Margin	(4.2)%	12.6%
For the third quarter of 2020, E&C FinFans segment sales decreased as compared to the same quarter in 2019 primarily due to an industry-wide softness in demand for midstream and upstream compression equipment. As of the beginning of 2020, our previous air cooled heat exchanger facility in Tulsa was closed, and its operations were combined with our AXC operations.
During the third quarter of 2020, E&C FinFans segment gross profit decreased by $30.6 million as compared to the same quarter in 2019 mainly driven by lower volume and restructuring costs and other one-time costs of $1.6 million. E&C FinFans segment gross profit as a percentage of E&C FinFans segment sales was 22.7% as compared to 30.9% in the third quarter of 2019, which is a decline of 820 basis points on a quarter over prior year quarter basis primarily due to one-time costs incurred and lower volume.
E&C FinFans segment SG&A expenses decreased during the third quarter of 2020 as compared to the same quarter in 2019 primarily driven by cost reduction efforts across most categories due to market conditions in 2020.
Results for the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2020	September 30, 2019	Variance ($)	Variance (%)
Sales	$185.3	$272.0	$(86.7)	(31.9)%
Gross Profit	45.9	79.4	(33.5)	(42.2)%
Gross Profit Margin	24.8%	29.2%
SG&A Expenses	$17.9	$24.6	$(6.7)	(27.2)%
SG&A Expenses (% of Sales)	9.7%	9.0%
Operating (Loss) Income	$(0.8)	$36.0	$(36.8)	(102.2)%
Operating Margin	(0.4)%	13.2%
For the first nine months of 2020, E&C FinFans segment sales decreased as compared to the same period in 2019. Excluding the impact of AXC, sales decreased by $97.9 million, or 46.2%, mainly due to an industry-wide softness in demand for midstream and upstream compression equipment. As noted above in the quarter to date discussion, as of the beginning of 2020, our previous air cooled heat exchanger facility in Tulsa was closed, and its operations were combined with our AXC operations.

For the first nine months of 2020, E&C FinFans segment gross profit decreased by $33.5 million (decreased by $23.8 million organically) as compared to the same period in 2019. E&C FinFans segment gross profit as a percentage of E&C FinFans segment sales, excluding AXC’s gross profit of $8.0 million, was 33.2% as compared to 29.1% in the first nine months of 2019, which is a decline of 410 basis points on a quarter over prior year quarter basis primarily due to lower volume and higher restructuring costs as further explained below.
Restructuring costs for the E&C FinFans segment were $6.0 million ($4.1 million - Cost of sales, $1.9 million - SG&A) for the nine months ended September 30, 2020 as compared to $1.8 million ($1.6 million - Cost of sales, $0.2 million - SG&A) for the nine months ended September 30, 2019. Restructuring costs for the first nine months of 2020 mainly consisted of severance costs associated with the announced closure of our E&C FinFans air cooled heat exchanger leased facility in Tulsa, Oklahoma and consolidation of its operations into our Beasley, Texas location at which we own 260 acres of land. This closure is a cost reduction measure within E&C FinFans to structure the business for profitable growth in equipment for midstream and upstream energy applications.
E&C FinFans segment SG&A expenses decreased during the first nine months of 2020 as compared to the same period in 2019 primarily driven by cost reduction efforts across most categories due to market conditions in 2020, partially offset by higher restructuring costs.
Corporate
Corporate SG&A expenses decreased in the third quarter of 2020 as compared to the same quarter in 2019 by $5.5 million primarily due to lower transaction-related costs and employee-related costs. Corporate SG&A expenses increased by $0.4 million during the first nine months of 2020 as compared to the same period in 2019 primarily due to higher telecommunications and information technology equipment costs, restructuring costs partially offset by lower transaction-related costs.
Liquidity and Capital Resources
Debt Instruments and Related Covenants
Our debt instruments and related covenants are described in Note 9, “Debt and Credit Arrangements” to our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report.
Sources and Use of Cash
Our cash and cash equivalents totaled $120.7 million at September 30, 2020, an increase of $1.7 million from the balance at December 31, 2019. Our foreign subsidiaries held cash of approximately $107.5 million and $64.2 million, at September 30, 2020, and December 31, 2019, respectively, to meet their liquidity needs. No material restrictions exist to accessing cash held by our foreign subsidiaries. We expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. Cash equivalents are primarily invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations, and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization, and in the case of cash equivalents in China, obligations of local banks. We believe that our existing cash and cash equivalents, funds available under our senior secured revolving credit facility due June 2024 (“SSRCF”) or other financing alternatives, and cash provided by operations will be sufficient to meet our normal working capital needs, capital expenditures and prioritize the pay down of debt for the foreseeable future.
Cash provided by operating activities was $94.2 million for the nine months ended September 30, 2020, an increase of $58.4 million compared to cash provided by operating activities of $35.8 million for the nine months ended September 30, 2019 primarily due to higher net income and an increase in operating cash provided by working capital in the first nine months of 2020.
Cash used in investing activities was $19.0 million and $632.7 million for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, we paid approximately $26.9 million for capital expenditures as compared to $26.0 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, we used approximately $600 million for the acquisition of AXC with proceeds from a common stock offering and borrowings under our SSRCF and term loan due June 2024.
Cash used in financing activities was $98.8 million for the nine months ended September 30, 2020 compared to cash provided by financing activities of $547.2 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we borrowed $94.5 million on credit facilities and repaid $167.1 million in borrowings on credit facilities. We used $19.3 million to repurchase shares of Chart common stock related to our share purchase program during the nine months ended September 30, 2020. We suspended the program on March 20, 2020 in light of uncertainty resulting from the COVID-19 pandemic and the desire to conserve cash resources. During the nine months ended September 30, 2019, we borrowed $202.6 million on our SSRCF to fund working capital needs and to fund a portion of the AXC acquisition and repaid $384.2 million in SSRCF borrowings. We also borrowed $450.0 million under a term loan on July 1, 2019 and received proceeds of $295.8 million from the issuance of shares in connection with the closing of the AXC acquisition.
Sources and Use of Cash (Subsequent Events)
Subsequent to the end of the third quarter of 2020, on October 1, 2020, we closed on the sale of the assets of the cryobiological products business within our D&S West segment to Cryoport, Inc. for net cash proceeds of $317.1 million, inclusive of the base purchase price of $320.0 million less estimated closing date adjustments of $2.9 million. On October 2, 2020, we used proceeds from the Divestiture and other available cash on hand to pay down $335.7 million of our term loan due 2024. Refer to Note 2, “Discontinued Operations” for further information regarding the Divestiture.
On October 13, 2020, we completed the acquisition of the Theodore, Alabama cryogenic trailer and hydrogen trailer (transport) assets of Worthington Industries, Inc. (NYSE: WOR) for $10 million in cash (“Alabama Trailers”). Alabama Trailers designs, manufactures and sells cryogenic trailers and hydrogen trailers used in industrial gas and energy applications. This acquisition will produce strong synergies by combining Chart’s deep knowledge of cryogenics and liquid hydrogen storage and handling with Alabama Trailers’ expertise and experience in the packaging and assembly of liquid hydrogen trailers.
On October 14, 2020, McPhy (Euronext Paris: MCPHY – ISIN; FR0011742329), specialized in zero-carbon hydrogen production and distribution equipment, completed a capital increase for the amount of 180 million euros. Chart subscribed to 1,276,595 shares for 30 million euros (equivalent to $35.3 million), and we now hold 4.6% of the capital of McPhy post-offering. In conjunction with our strategic investment, Chart and McPhy also executed a commercial Memorandum of Understanding (“MOU”). The MOU between McPhy and Chart is intended to set the pace of commercial collaboration to stimulate new hydrogen demand for the parties’ respective equipment and solutions globally.
Cash Requirements
We do not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2020. Management anticipates we will be able to satisfy cash requirements for our ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities. Capital expenditures for the remaining three months of 2020 is expected to be in the range of $5 million to $10 million.
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitments from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, that we have not recognized as revenue and excludes unexercised contract options and potential orders. Our backlog as of September 30, 2020 was $684.9 million, inclusive of $46.4 million of backlog remaining on Calcasieu Pass, compared to $745.2 million, inclusive of $135 million of Calcasieu Pass orders as of September 30, 2019. Excluding Calcasieu Pass, backlog increased by $28.3 million or 4.6% in the current quarter compared to the prior year quarter.
The tables below represent orders received and backlog by segment for the periods indicated (dollars in millions):

	Three Months Ended
	September 30, 2020	September 30, 2019	June 30, 2020
Orders
D&S East	$87.1	$76.5	$67.9
D&S West	126.0	91.3	91.7
E&C Cryogenics	34.5	35.1	47.2
E&C FinFans	34.1	63.0	37.6
Intersegment eliminations	(19.0)	—	0.3
Consolidated	$262.7	$265.9	$244.7

	As of
	September 30, 2020	September 30, 2019	June 30, 2020
Backlog
D&S East	$229.0	$203.8	$218.2
D&S West	179.7	116.7	145.8
E&C Cryogenics	228.8	288.3	257.3
E&C FinFans	62.0	136.4	68.3
Intersegment eliminations	(14.6)	—	(3.8)
Consolidated	$684.9	$745.2	$685.8
D&S East segment orders for the three months ended September 30, 2020 were $87.1 million compared to $76.5 million for the three months ended September 30, 2019 and $67.9 million for the three months ended June 30, 2020. The increase in D&S East segment orders during the three months ended September 30, 2020 when compared to the same quarter last year was primarily driven by solid order intake for mobile equipment in China and India, favorable HLNG in Italy, and favorable parts and service in Europe; partially offset by unfavorable orders for mobile equipment in Europe. The increase from the second quarter of 2020 was mainly due to strong order volume for mobile equipment in China and India, favorable HLNG in Italy, and favorable parts and services in Europe. Orders in VRV India were negatively impacted in the prior quarter due to COVID-19 shut downs, but increased this quarter as restrictions eased and demand for medical oxygen increased in the region. D&S East segment backlog at September 30, 2020 totaled $229.0 million and is a record high compared to $203.8 million as of September 30, 2019 and $218.2 million as of June 30, 2020.
D&S West segment orders for the three months ended September 30, 2020 were $126.0 million compared to $91.3 million for the three months ended September 30, 2019, and $91.7 million for the three months ended June 30, 2020. The increase in D&S West segment orders during the three months ended September 30, 2020 when compared to the same quarter last year was primarily driven by our leasing business, HLNG vehicle tanks and engineered systems. The increase from the second quarter of 2020 was mainly due to leasing business and engineered systems. D&S West segment backlog at September 30, 2020 totaled $179.7 million and is the highest in the history of the business; up 54.0% over the third quarter of 2019 and 23.3% over the second quarter of 2020, which was then a record.
E&C Cryogenics segment orders for the three months ended September 30, 2020 were $34.5 million compared to $35.1 million for the three months ended September 30, 2019 and $47.2 million for the three months ended June 30, 2020. Orders in the third quarter of 2020 were stable as the replacement business continues to be robust. The decrease from the second quarter of 2020 was mainly due to a small scale LNG order of $13.3 million that was recorded in the second quarter and normal fluctuations of timing of larger liquefaction project orders. E&C Cryogenics segment backlog totaled $228.8 million as of September 30, 2020, compared to $288.3 million as of September 30, 2019 and $257.3 million as of June 30, 2020. Excluding Calcasieu Pass backlog, E&C Cryogenics segment backlog decreased by 1.6% in the current quarter over the prior quarter, but increased 19.0% in the current quarter over the prior year quarter. Included in E&C Cryogenics segment backlog for all periods presented is approximately $40.0 million related to the previously announced Magnolia LNG order where production release is delayed until later in 2021.
E&C FinFans segment orders for the three months ended September 30, 2020 were $34.1 million compared to $63.0 million for the three months ended September 30, 2019 and $37.6 million for the three months ended June 30, 2020. The decrease in E&C FinFans segment orders during the three months ended September 30, 2020 when compared to the same quarter last year was primarily due to softness in demand for natural gas compression equipment. E&C FinFans segment backlog totaled $62.0 million as of September 30, 2020, compared to $136.4 million as of September 30, 2019 and $68.3 million as of June 30, 2020.
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
Forward-Looking Statements
We are making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements include statements concerning the Company’s business plans, including statements regarding completed acquisitions and divestitures, cost synergies and efficiency savings, objectives, future orders, revenues, margins, earnings or performance, liquidity and cash flow, capital expenditures, business trends, governmental initiatives, including executive orders and other information that is not historical in nature.  Forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “outlook,” “guidance,” “continue,” “target,” or the negative of such terms or comparable terminology.
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
Interest Rate Risk: Our primary interest rate risk exposure results from the SSRCF’s various floating rate pricing mechanisms. If interest rates were to increase 200 basis points (2 percent) from the weighted-average interest rate of 2.1% at September 30, 2020, and assuming no changes in the $54.4 million of borrowings outstanding under the SSRCF at September 30, 2020, our additional annual expense would be approximately $1.1 million on a pre-tax basis.
Foreign Currency Exchange Rate Risk: We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations in the normal course of business, which can impact our financial position, results of operations, cash flow, and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income as reported in the unaudited condensed consolidated statements of income and comprehensive income. Translation exposure is primarily with the euro, the Czech koruna, the Chinese yuan, and the Indian rupee. During the third quarter of 2020, the U.S. dollar weakened in relation to the Chinese yuan and the euro by 4%, the Czech koruna by 3%, and the Indian rupee. Additionally, the euro strengthened in relation to the Czech koruna by 2%. At September 30, 2020, a hypothetical 10% weakening of the U.S. dollar would not materially affect our financial statements.
Chart’s primary transaction exchange rate exposures are with the euro, the Japanese yen, the Czech koruna, the Australian dollar, the British pound, the Indian rupee, and the Chinese yuan. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the unaudited condensed consolidated statements of income and comprehensive income as a component of foreign currency (gain) loss. We enter into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. We do not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At September 30, 2020, a hypothetical 10% weakening of the U.S. dollar would not materially affect our outstanding foreign exchange forward contracts.
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
We also entered into separate, privately-negotiated warrant transactions with the Option Counterparties to acquire up to 4.41 million shares of our common stock. The warrant transactions will have a dilutive effect with respect to our common stock to the extent that the price per share of our common stock exceeds the strike price of the warrants unless we elect, subject to certain conditions, to settle the warrants in cash. The strike price of the warrant transactions related to the 2024 Notes was initially $71.775 per share. Further information is located in Note 9, “Debt and Credit Arrangements” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We perform an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that as of September 30, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
As disclosed in Note 16, “Commitments and Contingencies”, Chart was named in lawsuits (including lawsuits filed in the U.S. District Court for the Northern District of California) filed against Chart and other defendants with respect to the alleged failure of a stainless steel cryobiological storage tank (model MVE 808AF-GB) at the Pacific Fertility Center in San Francisco, California.  We hereby incorporate by reference into this Item 1 the disclosure under the headings “Note 16, Commitments and Contingencies – Stainless Steel Cryobiological Tank Legal Proceedings.”
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
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A. “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and our Quarterly Reports for the quarters ended June 30, 2020 and March 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - 31, 2020	269	$48.32	—	$—
August 1 – 31, 2020	60	71.10	—	—
September 1 – 30, 2020	711	71.27	—	—
Total	1,040	65.32	—	$—
_______________
(1)Includes shares of common stock surrendered to us during the third quarter of 2020 by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $67,933. The total number of shares repurchased represents the net shares issued to satisfy tax withholdings. All such repurchased shares were subsequently retired during the three months ended September 30, 2020.
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

Item 6.Exhibits
The following exhibits are included with this report:
2.1    Purchase Agreement by and between Chart Industries, Inc. and Cryoport, Inc. dated as of August 24, 2020, (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2020 (File No. 001-11442)).
10.1    Amendment No. 2, dated as of September 28, 2020, to the Fourth Amended and Restated Credit Agreement by and among Chart Industries, Inc., Chart Industries Luxembourg S.à r.l., Chart Asia Investment Company Limited, the other foreign borrowers from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2020 (File No. 001-11442)).
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

Chart Industries, Inc.
(Registrant)

Date:	October 22, 2020	By:	/s/ Jillian C. Evanko
Jillian C. Evanko
Chief Executive Officer, President, Chief Financial Officer and Treasurer
(Principal Executive Officer and Principal Financial Officer)
(Duly Authorized Officer)

		By:	/s/ Scott W. Merkle
Scott W. Merkle
Vice President and Chief Accounting Officer