Form 10-Q
period 2021-03-31
CHART INDUSTRIES INC
filed 2021-04-22
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of April 19, 2021, there were 36,348,534 outstanding shares of the Company’s common stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in millions, except per share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$114.9	$125.1
Accounts receivable, less allowances of $7.9 and $8.4, respectively	186.4	200.8
Inventories, net	279.9	248.4
Unbilled contract revenue	74.6	79.4
Prepaid expenses	26.4	20.0
Other current assets	31.6	29.3
Total Current Assets	713.8	703.0
Property, plant, and equipment, net	409.3	414.5
Goodwill	911.3	865.9
Identifiable intangible assets, net	481.4	493.1
Investments	119.9	78.9
Other assets	16.6	15.1
TOTAL ASSETS	$2,652.3	$2,570.5

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$151.8	$140.1
Customer advances and billings in excess of contract revenue	106.3	118.9
Accrued salaries, wages, and benefits	27.3	39.7
Accrued income taxes	46.0	46.5
Current portion of warranty reserve	10.3	11.0
Current convertible notes	255.2	220.9
Operating lease liabilities, current	5.1	5.1
Other current liabilities	58.3	52.6
Total Current Liabilities	660.3	634.8
Long-term debt	303.1	221.6
Long-term deferred tax liabilities	49.9	60.2
Accrued pension liabilities	9.1	9.6
Operating lease liabilities, non-current	22.7	23.6
Other long-term liabilities	41.2	41.4
Total Liabilities	1,086.3	991.2

Equity
Common stock, par value $0.01 per share – 150,000,000 shares authorized, 36,347,850 and 36,185,829 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	0.4	0.4
Additional paid-in capital	750.0	780.8
Treasury stock; 760,782 shares at March 31, 2021	(19.3)	(19.3)
Retained earnings	844.7	808.4
Accumulated other comprehensive (loss) income	(16.8)	2.4
Total Chart Industries, Inc. Shareholders’ Equity	1,559.0	1,572.7
Noncontrolling interests	7.0	6.6
Total Equity	1,566.0	1,579.3
TOTAL LIABILITIES AND EQUITY	$2,652.3	$2,570.5
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Sales	$288.5	$301.9
Cost of sales	204.6	219.6
Gross profit	83.9	82.3
Selling, general, and administrative expenses	46.2	52.5
Amortization expense	8.8	14.0
Operating expenses	55.0	66.5
Operating income	28.9	15.8
Interest expense, net	2.0	7.2
Unrealized (gain) loss on investments in equity securities	(3.3)	4.8
Financing costs amortization	1.2	1.0
Foreign currency (gain) loss and other	(0.2)	0.3
Income from continuing operations before income taxes	29.2	2.5
Income tax expense	3.1	0.4
Net income from continuing operations	26.1	2.1
Income from discontinued operations, net of tax	—	6.4
Net income	26.1	8.5
Less: Income attributable to noncontrolling interests of continuing operations, net of taxes	0.5	—
Net income attributable to Chart Industries, Inc.	$25.6	$8.5
Net income attributable to Chart Industries, Inc.
Income from continuing operations	$25.6	$2.1
Income from discontinued operations, net of tax	—	6.4
Net income attributable to Chart Industries, Inc.	$25.6	$8.5

Basic earnings per common share attributable to Chart Industries, Inc.:
Income from continuing operations	$0.72	$0.06
Income from discontinued operations	—	0.18
Net income attributable to Chart Industries, Inc.	$0.72	$0.24
Diluted earnings per common share attributable to Chart Industries, Inc.
Income from continuing operations	$0.63	$0.06
Income from discontinued operations	—	0.18
Net income attributable to Chart Industries, Inc.	$0.63	$0.24
Weighted-average number of common shares outstanding:
Basic	35.55	35.77
Diluted	40.62	36.01

Comprehensive income (loss), net of taxes	$6.9	$(1.4)
Less: Comprehensive income attributable to noncontrolling interests, net of taxes	0.5	—
Comprehensive income (loss) attributable to Chart Industries, Inc., net of taxes	$6.4	$(1.4)

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in millions)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net income	$26.1	$8.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19.5	23.9
Interest accretion of convertible notes discount	—	1.9
Employee share-based compensation expense	3.4	2.9
Financing costs amortization	1.2	1.0
Unrealized foreign currency transaction gain	(4.6)	—
Unrealized (gain) loss on investments in equity securities	(3.3)	4.8
Other non-cash operating activities	1.9	3.2
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	13.6	7.5
Inventories	(36.3)	(16.1)
Unbilled contract revenues and other assets	(6.8)	8.4
Accounts payable and other liabilities	4.1	(17.0)
Customer advances and billings in excess of contract revenue	(10.5)	(3.5)
Net Cash Provided By Operating Activities	8.3	25.5
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(55.0)	—
Investments	(40.0)	—
Capital expenditures	(11.5)	(10.3)
Government grants	0.2	0.1
Net Cash Used In Investing Activities	(106.3)	(10.2)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	187.7	64.5
Repayments on revolving credit facilities	(102.5)	(84.7)
Repayments on term loan	—	(2.8)
Proceeds from exercise of stock options	5.6	2.0
Common stock repurchases from share-based compensation plans	(3.0)	(1.7)
Common stock repurchases	—	(19.3)
Net Cash Provided By (Used In) Financing Activities	87.8	(42.0)
Effect of exchange rate changes on cash and cash equivalents	—	(3.0)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents (1)	(10.2)	(29.7)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	126.1	120.0
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD (2)	$115.9	$90.3

(1)Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents represents cash flows of consolidated operations for all periods presented. For cash flows of discontinued operations, refer to Note 2, “Discontinued Operations.”
(2)Includes restricted cash and restricted cash equivalents of $1.0 in other assets for each of the periods presented. For further information regarding restricted cash and restricted cash equivalents balances, refer to Note 9, “Debt and Credit Arrangements.”

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Dollars in millions)

	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests
	Shares Outstanding	Amount		Treasury Stock	Retained Earnings			Total Equity
Balance at December 31, 2020	36.19	$0.4	$780.8	$(19.3)	$808.4	$2.4	$6.6	$1,579.3
Net income	—	—	—	—	25.6	—	0.5	26.1
Cumulative effect of change in accounting principle (1)	—	—	(36.9)	—	10.7	—	—	(26.2)
Other comprehensive loss	—	—	—	—	—	(19.2)	—	(19.2)
Share-based compensation expense	—	—	3.4	—	—	—	—	3.4
Common stock issued from share-based compensation plans	0.18	—	5.6	—	—	—	—	5.6
Common stock repurchases from share-based compensation plans	(0.02)	—	(3.0)	—	—	—	—	(3.0)
Dividend distribution to noncontrolling interest	—	—	—	—	—	—	—	—
Other	—	—	0.1	—	—	—	(0.1)	—
Balance at March 31, 2021	36.35	$0.4	$750.0	$(19.3)	$844.7	$(16.8)	$7.0	$1,566.0

	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Non-controlling Interests
	Shares Outstanding	Amount		Treasury Stock	Retained Earnings			Total Equity
Balance as of December 31, 2019	35.80	$0.4	$762.8	$—	$500.3	$(35.9)	$4.8	$1,232.4
Net income	—	—	—	—	8.5	—	—	8.5
Other comprehensive loss	—	—	—	—	—	(9.9)	—	(9.9)
Share-based compensation expense	—	—	2.9	—	—	—	—	2.9
Common stock issued from share-based compensation plans	0.16	—	2.0	—	—	—	—	2.0
Common stock repurchases (2)	—	—	—	(19.3)	—	—	—	(19.3)
Common stock repurchases from share-based compensation plans	(0.01)	—	(1.7)	—	—	—	—	(1.7)
Balance at March 31, 2020	35.95	$0.4	$766.0	$(19.3)	$508.8	$(45.8)	$4.8	$1,214.9
_______________
(1)Refer to Note 1, “ Basis of Preparation” for discussion regarding the cumulative effect of change in accounting principle.
(2)Includes $19.3 in shares repurchased through our share repurchase program. On March 11, 2021, the share repurchase program expired with no further repurchases. Refer to Note 1, “Basis of Preparation” for further information.

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2021
(Dollars and shares in millions, except per share amounts)

NOTE 1 — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its consolidated subsidiaries (herein referred to as the “Company,” “Chart,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
Nature of Operations: We are a leading independent global manufacturer of highly engineered equipment servicing multiple applications in the Clean Energy and Industrial Gas markets. Our unique product portfolio is used in every phase of the liquid gas supply chain, including upfront engineering, service and repair. Being at the forefront of the clean energy transition, Chart is a leading provider of technology, equipment and services related to liquefied natural gas, hydrogen, biogas and CO2 Capture amongst other applications. We are committed to excellence in environmental, social and corporate governance (ESG) issues both for our company as well as our customers. With over 25 global locations from the United States to Asia, Australia, India, Europe and South America, we maintain accountability and transparency to our team members, suppliers, customers and communities.
Principles of Consolidation: The unaudited condensed consolidated financial statements include the accounts of Chart Industries, Inc. and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.
Reclassifications: As discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, on October 1, 2020, we closed on the sale of our cryobiological products business to Cryoport, Inc. (CYRX) (refer to Note 2, “Discontinued Operations” for further information). Furthermore, we reorganized our reporting structure such that the composition of our reportable segments changed effective October 1, 2020 (refer to Note 3, “Reportable Segments” for further information). As such, certain reclassifications have been made to the statement of income and comprehensive income for the three months ended March 31, 2020 and certain notes to the unaudited condensed consolidated financial statements in order to conform to the 2021 presentation.
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
Share Repurchase Program: As discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, on March 11, 2020, our Board of Directors authorized a share repurchase program for up to $75 million of the Company’s common stock over the next twelve months through various means, including open market transactions, block purchases, privately negotiated transactions or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. During the first quarter of 2020, we repurchased 0.76 shares of our common stock at an average price of $25.40 per share for a total purchase price of $19.3. We suspended the program on March 20, 2020 (the “Suspension Date”) in light of uncertainty resulting from the Covid-19 pandemic and the desire to conserve cash resources. On March 11, 2021, the share repurchase program expired with no further repurchases since the Suspension Date.
Recently Issued Accounting Standards (Not Yet Adopted): In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” and in January 2021, the FASB subsequently issued ASU 2021-01,

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2021
(Dollars and shares in millions, except per share amounts) – Continued

“Reference Rate Reform (Topic 848): Scope.” ASU 2020-04 and the subsequent modifications are identified as Accounting Standards Codification (“ASC”) 848 (“ASC 848”). ASC 848 simplifies the accounting for modifying contracts (including those in hedging relationships) that refer to LIBOR and other interbank offered rates that are expected to be discontinued due to reference rate reform. The amendments in ASC 848 are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments in ASC 848 must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. We expect application of the amendments to impact accounting for our senior secured revolving credit facility due June 2024. We are currently assessing the effect ASC 848 will have on our financial position, results of operations, and disclosures.
Recently Adopted Accounting Standards: In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entities Own Equity (Subtopic 815-40).” This ASU simplifies accounting for convertible instruments by eliminating two of the three models in ASC 470-20 that require separating embedded conversion features from convertible instruments. The guidance is effective for fiscal years beginning after December 15, 2021. We adopted this guidance effective January 1, 2021 under the modified retrospective adoption approach. The cumulative effect of the change was recognized as an adjustment to the opening balance of retained earnings at the date of adoption. The comparative information has not been restated and continues to be presented according to accounting standards in effect for those periods.
As a result of the adoption of ASU 2020-06, our convertible notes due November 2024 are no longer bifurcated into separate liability and equity components in our March 31, 2021 condensed consolidated balance sheet. Rather, the $258.8 principal amount of our convertible notes due November 2024 was classified as a liability only in our March 31, 2021 condensed consolidated balance sheet. Upon adoption of ASU 2020-06, we recorded an adjustment to the convertible notes liability component, equity component (additional paid-in-capital) and retained earnings. This adjustment was calculated based on the carrying amount of the convertible notes as if it had always been treated as a liability only. Furthermore, we recorded an adjustment to the debt issuance costs contra liability and equity (additional paid-in-capital) components under the same premise, i.e. as if debt issuance costs had always been treated as a contra liability only. Lastly, we derecognized deferred income taxes associated with the convertible notes debt discount and adjusted deferred incomes taxes relative to unamortized debt issuance costs associated with our convertible notes due November 2024.
Interest expense related to the accretion of our convertible notes due November 2024 is no longer recognized. Interest accretion of convertible notes discount and net income from continuing operations attributable to Chart Industries, Inc. for the three months ended March 31, 2021 would have been $2.0 and $24.0, respectively, without the adoption of ASU 2020-06. As such, net income from continuing operations attributable to Chart Industries, Inc. per common share (both basic and diluted) for the three months ended March 31, 2021 is $0.04 higher due to the effect of adoption of ASU 2020-06. As further described in Note 9, “Debt and Credit Arrangements,” on December 31, 2020, we amended the Indenture governing our convertible notes due November 2024 to eliminate share settlement thus leaving us with two settlement options: (1) cash settlement or (2) cash for par and any combination of cash and shares for the excess settlement amount above the $258.8 principal amount of our convertible notes due November 2024. ASU 2020-06 requires usage of the if-converted method to compute diluted earnings per share for our convertible notes due November 2024, however, based on the terms of the amended Indenture and the cessation of interest accretion expense recognition from the transition at adoption, the if-converted method was modified such that interest expense is no longer added to the numerator, and the denominator only includes incremental shares that would be issued upon conversion.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2021
(Dollars and shares in millions, except per share amounts) – Continued

Impacts on Financial Statements
The following table summarizes the cumulative effect of the changes to our condensed consolidated balance sheet as of December 31, 2020 from the adoption of ASU 2020-06:

	Balance at December 31, 2020	Adjustments due to ASU 2020-06 adoption	Balance at January 1, 2021
Liabilities
Accrued income taxes	$46.5	$(0.2)	$46.3
Current convertible notes (1)	220.9	34.0	254.9
Long-term deferred tax liabilities	60.2	(7.6)	52.6

Equity
Additional paid-in-capital	$780.8	$(36.9)	$743.9
Retained earnings	808.4	10.7	819.1
_______________
(1)Current convertible notes is presented net of unamortized discount and debt issuance costs of $34.8 and $3.1, respectively at December 31, 2020. Current convertible notes is presented net of unamortized debt issuance costs of $3.9 at January 1, 2021.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2021
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 2 — Discontinued Operations
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, on October 1, 2020, we closed on the sale of our cryobiological products business to Cryoport, Inc. (NASDAQ: CYRX) (the “Cryobiological Divestiture”). Our cryobiological products business asset group met the criteria to be held for sale. Furthermore, we determined that the assets held for sale qualified for discontinued operations. As such, the financial results of the cryobiological products business are reflected in our unaudited condensed consolidated statements of income and comprehensive income as discontinued operations for all prior periods presented.
Summarized Financial Information of Discontinued Operations
The following table represents income from discontinued operations, net of tax:

Three Months Ended March 31, 2020
Sales	$19.2
Cost of sales	10.1
Selling, general and administrative expenses	1.4
Operating income (1)	7.7
Income before income taxes from discontinued operations	7.7
Income tax expense	1.3
Income from discontinued operations, net of tax	$6.4
________________
(1)Includes depreciation expense of $0.3 for the three months ended March 31, 2020.
The following table represents a summary of cash flows related to discontinued operations:

Three Months Ended March 31, 2020
Net cash provided by (used in):
Operating activities	$7.2
Investing activities	(0.1)
Net cash provided by discontinued operations	$7.1
NOTE 3 — Reportable Segments
As reported in our Annual Report on Form 10-K for the year ended December 31, 2020, the structure of our internal organization is divided into the following four reportable segments, which are also our operating segments: Cryo Tank Solutions, Heat Transfer Systems, Specialty Products and Repair, Service & Leasing.
Our Cryo Tank Solutions segment, which has principal operations in the United States, Europe and Asia, supplies bulk, microbulk and mobile equipment used in the storage, distribution, vaporization, and application of industrial gases. Our Heat Transfer Systems segment, which has principal operations in the United States, Europe and India, supplies mission critical engineered equipment and systems used in the separation, liquefaction, and purification of hydrocarbon and industrial gases that span gas-to-liquid applications. Our Specialty Products segment with locations globally supplies products used in our specialty market applications including hydrogen, HLNG vehicle tanks, food and beverage, space exploration, lasers, cannabis and water treatment, amongst others. Our Repair, Service & Leasing segment, which includes repair and service centers globally, provides installation, service, repair, maintenance, and refurbishment of cryogenic products as well as global equipment leasing solutions.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2021
(Dollars and shares in millions, except per share amounts) – Continued

We evaluate performance and allocate resources based on operating income as determined in our condensed consolidated statements of income and comprehensive income.
Segment Financial Information

	Three Months Ended March 31, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales to external customers	$103.9	$69.2	$77.3	$41.4	$(3.3)	$—	$288.5
Depreciation and amortization expense	3.9	9.5	3.1	2.6	—	0.4	19.5
Operating income (loss) (1) (2)	15.6	3.9	17.9	8.3	—	(16.8)	28.9

	Three Months Ended March 31, 2020
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales to external customers	$98.0	$112.9	$52.9	$40.7	$(2.6)	$—	$301.9
Depreciation and amortization expense	4.4	14.1	1.4	3.3	—	0.4	23.6
Operating income (loss) (1)	11.6	5.5	13.8	4.6	—	(19.7)	15.8
_______________
(1)Restructuring costs for the:
•three months ended March 31, 2021 were $0.7 ($0.3 - Cryo Tank Solutions, $0.4 - Heat Transfer Systems).
•three months ended March 31, 2020 were $5.2 ($1.8 - Cryo Tank Solutions, $2.8 - Heat Transfer Systems, $0.6 - Corporate ).
(2)Includes acquisition-related contingent consideration adjustments of $0.8 in our Specialty Products segment for the three months ended March 31, 2021.
Sales by Geography

	Three Months Ended March 31, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$41.1	$46.3	$26.1	$29.0	$(1.7)	$140.8
Europe, Middle East, Africa and India	37.7	7.8	45.6	10.5	(1.0)	100.6
Asia-Pacific	24.2	14.8	5.6	1.8	(0.6)	45.8
Rest of the World	0.9	0.3	—	0.1	—	1.3
Total	$103.9	$69.2	$77.3	$41.4	$(3.3)	$288.5

	Three Months Ended March 31, 2020
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$40.6	$82.2	$24.9	$32.1	$(1.3)	$178.5
Europe, Middle East, Africa and India	34.3	9.5	25.6	6.7	(0.7)	75.4
Asia-Pacific	20.1	20.9	2.2	1.7	(0.5)	44.4
Rest of the World	3.0	0.3	0.2	0.2	(0.1)	3.6
Total	$98.0	$112.9	$52.9	$40.7	$(2.6)	$301.9

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2021
(Dollars and shares in millions, except per share amounts) – Continued

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

	March 31, 2021	December 31, 2020
Cryo Tank Solutions	$392.0	$399.2
Heat Transfer Systems	230.1	247.2
Specialty Products	216.3	178.3
Repair, Service & Leasing	145.7	142.6
Total assets of reportable segments	984.1	967.3
Goodwill (1)	911.3	865.9
Identifiable intangible assets, net (1)	481.4	493.1
Corporate	275.5	244.2
Total	$2,652.3	$2,570.5
_______________
(1)See Note 8, “Goodwill and Intangible Assets,” for further information related to goodwill and identifiable intangible assets, net.
NOTE 4 — Revenue
Disaggregation of Revenue
The following tables represent a disaggregation of revenue by timing of revenue along with the reportable segment for each category:

	Three Months Ended March 31, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$98.7	$5.6	$61.9	$26.7	$(2.9)	$190.0
Over time	5.2	63.6	15.4	14.7	(0.4)	98.5
Total	$103.9	$69.2	$77.3	$41.4	$(3.3)	$288.5

	Three Months Ended March 31, 2020
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$89.8	$7.1	$38.8	$28.0	$(1.5)	$162.2
Over time	8.2	105.8	14.1	12.7	(1.1)	139.7
Total	$98.0	$112.9	$52.9	$40.7	$(2.6)	$301.9
Refer to Note 3, “Reportable Segments,” for a table of revenue by reportable segment disaggregated by geography.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2021
(Dollars and shares in millions, except per share amounts) – Continued

Contract Balances
The following table represents changes in our contract assets and contract liabilities balances:

	March 31, 2021	December 31, 2020	Year-to-date Change ($)	Year-to-date Change (%)
Contract assets
Accounts receivable, net of allowances	$186.4	$200.8	$(14.4)	(7.2)%
Unbilled contract revenue	74.6	79.4	(4.8)	(6.0)%

Contract liabilities
Customer advances and billings in excess of contract revenue	$106.3	$118.9	$(12.6)	(10.6)%
Long-term deferred revenue	0.2	1.9	(1.7)	(89.5)%
Revenue recognized for the three months ended March 31, 2021 and 2020, that was included in the contract liabilities balance at the beginning of each year was $52.5 and $17.1, respectively. The amount of revenue recognized during the three months ended March 31, 2021 from performance obligations satisfied or partially satisfied in previous periods as a result of changes in the estimates of variable consideration related to long-term contracts, was not significant.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, and excludes unexercised contract options and potential orders. As of March 31, 2021, the estimated revenue expected to be recognized in the future related to remaining performance obligations was $934.1. We expect to recognize revenue on approximately 76% of the remaining performance obligations over the next 12 months and with the remaining over the next few years thereafter.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2021
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 5 — Investments
Investments in equity securities
We measure certain of our investments in equity securities at fair value on a recurring basis. Furthermore, we categorize these investments in equity securities according to the fair value hierarchy as defined in Note 2, “Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2020. Mark-to-market fair value adjustments in these investments in equity securities are classified as unrealized (gain) loss on investments in equity securities in our condensed consolidated statements of income and comprehensive income.
For certain other investments in equity securities that are not measured at fair value on a recurring basis, we measure such investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
The following table summarizes the components of our investments in equity securities:

	Investments in Equity Securities, Level 1 (1)	Investments in Equity Securities, Level 2 (2)	Subtotal	Investments in Equity Securities, All Others (3) (4) (5)	Investments in Equity Securities, Total
Balance at December 31, 2020	$53.8	$4.1	$57.9	$15.7	$73.6
New investments	—	—	—	40.0	40.0
(Decrease) increase in fair value of investments in equity securities	(2.6)	5.9	3.3	—	3.3
Foreign currency translation adjustments	(2.4)	—	(2.4)	0.1	(2.3)
Balance at March 31, 2021	$48.8	$10.0	$58.8	$55.8	$114.6
_______________
(1)Represents our investment in McPhy (Euronext Paris: MCPHY - ISIN; FR001742329), which was 41.6 million euros ($48.8) and 39.8 million euros ($53.8) at March 31, 2021 and December 31, 2020, respectively. For the three months ended March 31, 2021, we recognized an unrealized loss of $2.6. For additional information see Note 6, “Investments” in our Annual Report on Form 10-K for the year ended December 31, 2020.
(2)Represents our investment in Stabilis Energy, Inc. (“Stabilis”), which was $10.0 and $4.1 at March 31, 2021 and December 31, 2020, respectively. For the three months ended March 31, 2021, we recognized an unrealized gain of $5.9. For additional information see Note 6, “Investments” in our Annual Report on Form 10-K for the year ended December 31, 2020.
(3)Represents our investment in HTEC Hydrogen Technology & Energy Corporation (“HTEC”), which was CAD 20.0 million at both March 31, 2021 and December 31, 2020 (equivalent to $15.8 and $15.7 at March 31, 2021 and December 31, 2020, respectively). For additional information see Note 6, “Investments” in our Annual Report on Form 10-K for the year ended December 31, 2020.
(4)During the first quarter of 2021, we completed an investment in Svante Inc. (“Svante”) in the amount of $15.0 for under 10% of its capital stock on a fully diluted basis. This investment was measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. As of March 31, 2021, the value of the investment was $15.0. Svante offers companies in emissions-intensive industries a commercially viable way to capture large-scale CO2 emissions from existing infrastructure, either for safe storage or to be recycled for further industrial use in a closed loop.
(5)During the first quarter of 2021, we completed an investment in Transform Materials LLC (“Transform Materials”) in the amount of $25.0 for approximately 5% of its equity. This investment was measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. As of March 31, 2021, the value of the investment was $25.0. Transform Materials is a sustainable chemical technology company that uses microwave plasma to convert natural gas into acetylene and hydrogen. Its highly selective, cost-effective, net-carbon-negative process converts the methane in natural gas into high-value products suitable for direct use or downstream reactions.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2021
(Dollars and shares in millions, except per share amounts) – Continued

Equity method accounting investments
Our equity investments accounted for under the equity method of accounting include a 50% ownership interest in a joint venture with Hudson Products de Mexico S.A. de CV which totaled $2.8 at both March 31, 2021 and December 31, 2020. This investment is operated and managed by our joint venture partner and as such, we do not have control over the joint venture and therefore it is not consolidated. Additionally, we have a 25% ownership interest in Liberty LNG, which was valued at $2.2 and $2.1 at March 31, 2021 and December 31, 2020, respectively. Our equity in earnings from these equity method accounting investments were not material for the periods presented.
NOTE 6 — Leases
As of March 31, 2021 and December 31, 2020, operating right-of-use (“ROU”) assets and lease liabilities were $28.0 and $27.7 ($5.1 of which was current) and $29.0 and $28.7 ($5.1 of which was current), respectively. The weighted-average remaining term for lease contracts was 5.6 years at March 31, 2021, with maturity dates ranging from April 2021 to February 2029. The weighted-average discount rate was 2.3% at March 31, 2021. ROU assets are classified as property, plant and equipment, net in the condensed consolidated balance sheets.
We incurred $3.0 and $2.9 of rental expense under operating leases for the three months ended March 31, 2021 and 2020, respectively. Certain operating leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight-line basis over the minimum lease term. Adjustments for straight-line rental expense for the respective periods was not material and as such, the majority of expense recognized was reflected in cash provided by operating activities for the respective periods. This expense consisted primarily of payments for base rent on building and equipment leases. Payments related to short-term lease costs and taxes and variable service charges on leased properties were immaterial. In addition, we have the right, but no obligation, to renew certain leases for various renewal terms.
The following table summarizes future minimum lease payments for non-cancelable operating leases as of March 31, 2021:

2021	$5.4
2022	6.2
2023	5.6
2024	5.1
2025	4.3
Thereafter (1)	3.5
Total future minimum lease payments	$30.1
_______________
(1)     As of March 31, 2021, future minimum lease payments for non-cancelable operating leases for period subsequent to 2024 relate to seven leased facilities.
NOTE 7 — Inventories
The following table summarizes the components of inventory:

	March 31, 2021	December 31, 2020
Raw materials and supplies	$140.6	$124.7
Work in process	57.8	57.8
Finished goods	81.5	65.9
Total inventories, net	$279.9	$248.4
The allowance for excess and obsolete inventory balance at both March 31, 2021 and December 31, 2020 was $9.7.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2021
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 8 — Goodwill and Intangible Assets
Goodwill
The following table represents the changes in goodwill by segment:

	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Consolidated
Balance at December 31, 2020	$93.2	$435.2	$172.4	$165.1	$865.9
Goodwill acquired during the period (1)	—	—	52.1	—	52.1
Foreign currency translation adjustments	(4.8)	(2.6)	—	—	(7.4)
Purchase price adjustment (1)	—	—	0.7	—	0.7
Balance at March 31, 2021	$88.4	$432.6	$225.2	$165.1	$911.3
_______________
(1)During the first quarter of 2021, we recorded a purchase price adjustment that increased goodwill by $0.7 in Specialty Products related to the Cryogenic Gas Technologies, Inc. acquisition. For further information regarding goodwill acquired and the purchase price adjustment during the period refer to Note 11, “Business Combinations.”
Amounts included in accumulated goodwill impairment loss at both March 31, 2021 and December 31, 2020 were $129.0 ($23.5 - Cryo Tank Solutions, $49.3 - Heat Transfer Systems, $35.8 - Specialty Products, $20.4 - Repair, Service & Leasing).
Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill) (1):

		March 31, 2021		December 31, 2020
	Weighted-average Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	13 years	$300.2	$(65.0)	$302.5	$(59.9)
Unpatented technology	12 years	110.8	(24.2)	110.4	(22.3)
Patents and other	6 years	5.6	(0.4)	8.4	(1.8)
Trademarks and trade names	11 years	3.3	(1.6)	3.6	(1.4)
Land use rights	50 years	11.0	(1.4)	11.1	(1.4)
Total finite-lived intangible assets	13 years	430.9	(92.6)	436.0	(86.8)
Indefinite-lived intangible assets:
Trademarks and trade names		143.1	—	143.9	—
Total intangible assets		$574.0	$(92.6)	$579.9	$(86.8)
_______________
(1)Amounts include the impact of foreign currency translation. Fully amortized or impaired amounts are written off.
Amortization expense for intangible assets subject to amortization was $8.8 and $14.0 for the three months ended March 31, 2021 and 2020, respectively. We estimate amortization expense to be recognized during the next five years as follows:

For the Year Ending December 31,
2021	$35.7
2022	34.6
2023	34.4
2024	34.1
2025	33.2

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2021
(Dollars and shares in millions, except per share amounts) – Continued

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
China Government Grants are presented in our unaudited condensed consolidated balance sheets as follows:

	March 31, 2021	December 31, 2020
Current	$0.5	$0.5
Long-term	7.1	7.3
Total China Government Grants	$7.6	$7.8
NOTE 9 — Debt and Credit Arrangements
Summary of Outstanding Borrowings
The following table represents the components of our borrowings:

	March 31, 2021	December 31, 2020
Senior secured revolving credit facility and term loan:
Term loan due June 2024 (1)	$103.1	$103.1
Senior secured revolving credit facility due June 2024 (2) (3)	204.7	123.5
Unamortized debt issuance costs	(4.7)	(5.0)
Senior secured revolving credit facility and term loan, net of debt issuance costs	303.1	221.6

Convertible notes due November 2024:
Principal amount	258.8	258.8
Unamortized discount (4)	—	(34.8)
Unamortized debt issuance costs	(3.6)	(3.1)
Convertible notes due November 2024, net of unamortized discount and debt issuance costs	255.2	220.9

Foreign facilities	—	—

Total debt, net of unamortized discount and debt issuance costs	558.3	442.5
Less: current maturities	255.2	220.9
Long-term debt	$303.1	$221.6
_______________
(1)As of March 31, 2021, there were $103.1 in borrowings outstanding under the term loan due June 2024, which is due at maturity, bearing an interest rate of 2.0% (2.5% as of December 31, 2020).
(2)The senior secured revolving credit facility due 2024 includes $100.0 sub limit for letters of credit, a $250.0 sub limit for discretionary letters of credit and $50.0 sub limit for swingline loans. As of March 31, 2021, there were $204.7 in borrowings outstanding under the senior secured revolving credit facility due 2024 bearing a weighted-average interest rate of 1.8% (2.1% as of December 31, 2020) and $53.1 in letters of credit and bank guarantees outstanding supported by the senior secured revolving credit facility due 2024. As of March 31, 2021, the senior secured revolving credit facility due 2024 had availability of $292.2.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2021
(Dollars and shares in millions, except per share amounts) – Continued

(3)A portion of borrowings outstanding under our senior secured revolving credit facility due 2024 are denominated in euros (“EUR Revolver Borrowings”). As of both March 31, 2021 and December 31, 2020, EUR Revolver Borrowings outstanding were EUR 71.5 million (equivalent to $83.8 and $87.7 at March 31, 2021 and December 31, 2020, respectively). During the three months ended March 31, 2021, we recognized an unrealized foreign currency gain of $3.9 relative to the translation of the EUR Revolver Borrowings outstanding during the reporting period. This unrealized foreign currency gain is classified as foreign currency (gain) loss and other in the condensed consolidated statement of income for the three months ended March 31, 2021.
(4)We derecognized the debt discount associated with the convertible notes due November 2024 upon adoption of ASU 2020-06 on January 1, 2021.
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
Significant financial covenants for the 2024 Credit Facilities include financial maintenance covenants that, as of the last day of any fiscal quarter ending on and after June 30, 2019, (i) require the ratio of the amount of Chart and its subsidiaries’ consolidated total net indebtedness to consolidated EBITDA to be less than specified maximum ratio levels and (ii) require the ratio of the amount of Chart and its subsidiaries’ consolidated EBITDA to consolidated cash interest expense to be greater than a specified minimum ratio level. The 2024 Credit Facilities include a number of other customary covenants including, but not limited to, restrictions on our ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations and pay dividends or distributions. At March 31, 2021, we were in compliance with all covenants.
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
We recorded $6.1 in deferred debt issuance costs in conjunction with the 2024 Credit Facilities, which is included in long-term debt in the unaudited condensed consolidated balance sheet at March 31, 2021, associated with the term loan, which is being amortized over its five-year term beginning in July 2019.
We paid $11.9 in deferred debt issuance costs related to the SSRCF. Deferred debt issuance costs are presented in other assets in the unaudited condensed consolidated balance sheets and are being amortized over the term of the SSRCF. At March 31, 2021, unamortized debt issuance costs associated with the SSRCF were $7.3.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2021
(Dollars and shares in millions, except per share amounts) – Continued

The following table summarizes interest expense and financing costs amortization related to the 2024 Credit Facilities:

	Three Months Ended March 31,
	2021	2020
Interest expense, term loan due June 2024	$0.6	$4.2
Interest expense, senior secured revolving credit facility due June 2024	0.7	0.6
Interest expense, senior secured revolving credit facility and term loan due June 2024	$1.3	$4.8

Financing costs amortization, senior secured revolving credit facility and term loan due 2024	$1.0	$0.8
2024 Convertible Notes
On November 6, 2017, we issued 1.00% Convertible Senior Subordinated Notes due November 2024 (the “2024 Notes”) in the aggregate principal amount of $258.8, pursuant to an Indenture, dated as of such date (the “Indenture”). On December 31, 2020, we entered into the First Supplemental Indenture (the “Supplemental Indenture”) to the Indenture, between Chart and Wells Fargo Bank, National Association, as trustee, governing the 2024 Notes. Pursuant to the Supplemental Indenture, Chart irrevocably elected (i) to eliminate Chart’s option to elect Physical Settlement (as defined in the Indenture) on any conversion of 2024 Notes that occurs on or after the date of the Supplemental Indenture and (ii) that, with respect to any Combination Settlement (as defined in the Indenture) for a conversion of 2024 Notes, the Specified Dollar Amount (as defined in the Indenture) that will be settled in cash per $1,000 principal amount of the Notes shall be no lower than $1,000. The 2024 Notes bear interest at an annual rate of 1.00%, payable on May 15 and November 15 of each year, beginning on May 15, 2018, and will mature on November 15, 2024 unless earlier converted or repurchased.
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
Prior to December 31, 2020, a conversion of the 2024 Notes could have been settled in cash, shares of our common stock or a combination of cash and shares of our common stock, at our election (subject to, and in accordance with, the settlement provisions of the Indenture). After December 31, 2020, a conversion of the 2024 Notes may be settled in either (1) cash or (2) cash for the principal amount of the 2024 Notes and any combination of cash and shares for the excess settlement amount above the principal amount of the 2024 Notes, at our election (subject to, and in accordance with, the settlement provisions of the Indenture and Supplemental Indenture). The initial conversion rate for the 2024 Notes is 17.0285 shares of common stock (subject to adjustment as provided for in the Indenture) per $1,000 principal amount of the 2024 Notes, which is equal to an initial conversion price of approximately $58.725 per share, representing a conversion premium of approximately 35% above the closing price of our common stock of $43.50 per share on October 31, 2017. In addition, following certain corporate events that occur prior to the maturity date as described in the Indenture, we will pay a make-whole premium by increasing the conversion rate for a holder who elects to convert its 2024 Notes in connection with such a corporate event in certain circumstances. For purposes of calculating earnings per share, if the average market price of our common stock exceeds the applicable conversion price during the periods reported, shares contingently issuable under the 2024 Notes will have a dilutive effect with respect to our common stock. Since our closing common stock price of $142.35 at the end of the period exceeded the conversion price of $58.725, the if-converted value exceeded the principal amount of the 2024 Notes by approximately $368.5 at March 31, 2021. As described below, we entered into convertible note hedge transactions, which are expected to reduce the potential dilution with respect to our common stock upon conversion of the 2024 Notes.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2021
(Dollars and shares in millions, except per share amounts) – Continued

trading day; or (3) upon the occurrence of specified corporate events described in the Indenture. On or after August 15, 2024 until the close of business on the second scheduled trading day immediately preceding November 15, 2024, holders may convert their 2024 Notes at the option of the holder regardless of the foregoing circumstances.
As of April 1, 2021, the 2024 Notes continue to be convertible at the option of the shareholders. This conversion right, which will remain available until June 30, 2021, was triggered since the closing price of our common stock was greater than or equal to $76.3425 (130% of the conversion price of the 2024 Notes) for at least 20 trading days during the last 30 trading days ending on March 31, 2021. Since the holders of the 2024 Notes could potentially convert their 2024 Notes at their option during the three month period subsequent to March 31, 2021, the $258.8 principal amount of the 2024 Notes was classified as a current liability in the consolidated balance sheet at March 31, 2021. As of December 31, 2020, the 2024 Notes were convertible at the option of the holders, and the liability component of the 2024 Notes was classified as a current liability. We will reassess the convertibility of the 2024 Notes and the related balance sheet classification on a quarterly basis. There have been no conversions as of the date of this filing.
Prior to the adoption of ASU 2020-06, we allocated the gross proceeds of the 2024 Notes between the liability and equity components of the 2024 Notes. The initial liability component of $200.1, which was recorded as long-term debt, represented the fair value of similar debt instruments that have no conversion rights. The initial equity component of $58.7, which was recorded as additional paid-in capital, represented the debt discount and was calculated as the difference between the fair value of the liability component and gross proceeds of the 2024 Notes. The liability component was recognized at the present value of its associated cash flows using a 4.8% straight-debt rate and was being accreted to interest expense over the term of the 2024 Notes.
After the adoption of ASU 2020-06, our convertible notes due November 2024 are no longer bifurcated into separate liability and equity components in our March 31, 2021 condensed consolidated balance sheet. Rather, the $258.8 principal amount of our convertible notes due November 2024 was classified as a liability only in our March 31, 2021 condensed consolidated balance sheet. Upon adoption of ASU 2020-06 and transition, we recorded an adjustment to the convertible notes liability component, equity component (additional paid-in-capital) and retained earnings. This adjustment was calculated based on the carrying amount of the convertible notes as if it had always been treated as a liability only. Refer to Note 1, “Basis of Preparation” for further discussion.
Prior to the adoption of ASU 2020-06, we recorded $5.3 in deferred debt issuance costs associated with the 2024 Notes, which was being amortized over the term of the 2024 Notes using the effective interest method. We also recorded $1.5 in equity issuance costs, which was recorded as a reduction to additional paid-in capital. After the adoption of ASU 2020-06, we recorded an adjustment to the debt issuance costs contra liability and equity (additional paid-in-capital) components under the same premise, i.e. as if debt issuance costs had always been treated as a contra liability only. We amortize the adjusted unamortized debt issuance costs balance over the term of the 2024 Notes using the effective interest method. Refer to Note 1, “Basis of Preparation” for further discussion. Furthermore, interest expense related to the accretion of our convertible notes due November 2024 is no longer recognized.
The following table summarizes interest accretion of the 2024 Notes discount, 1.0% contractual interest coupon and financing costs amortization associated with the 2024 Notes:

	Three Months Ended March 31,
	2021	2020
2024 Notes, interest accretion of convertible notes discount	$—	$1.9
2024 Notes, 1.0% contractual interest coupon	0.6	0.6
2024 Notes, total interest expense	$0.6	$2.5

2024 Notes, financing costs amortization	$0.2	$0.2
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2021
(Dollars and shares in millions, except per share amounts) – Continued

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
Foreign Facilities
In various markets where we do business, we have local credit facilities to meet local working capital demands, fund letters of credit and bank guarantees, and support other short-term cash requirements. The facilities generally have variable interest rates and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. We are permitted to borrow up to USD equivalent $80.9 under certain of our foreign facilities. As of March 31, 2021 and December 31, 2020 there were none outstanding in USD equivalent in borrowings outstanding under these facilities. The weighted-average interest rate on foreign facilities was of 1.3% as of March 31, 2021.
Certain of our foreign facilities allow us to request bank guarantees and letters of credit. None of these facilities allow revolving credit borrowings. We have foreign letters of credit and bank guarantees that totaled USD equivalent $51.6 and $47.7 as of March 31, 2021 and December 31, 2020, respectively.
Letters of Credit
Chart Energy & Chemicals, Inc., a wholly-owned subsidiary of the Company, had $1.0 in deposits in a bank outside of the SSRCF to secure letters of credit. The deposits are treated as restricted cash and restricted cash equivalents in the unaudited condensed consolidated balance sheets $1.0 in other assets at both March 31, 2021 and December 31, 2020.
Fair Value Disclosures
The fair value of the 2024 Notes was approximately 242% and 210% of their par value as of March 31, 2021 and December 31, 2020, respectively. The 2024 Notes are actively quoted instruments and, accordingly, the fair value of the 2024 Notes was determined using Level 1 inputs.
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
The following table represents changes in our consolidated warranty reserve:

Balance at December 31, 2020	$11.9
Issued – warranty expense	(0.9)
Warranty usage	0.3
Balance at March 31, 2021	$11.3
NOTE 11 — Business Combinations
Cryo Technologies Acquisition
On February 16, 2021, we acquired 100% of the equity interests of Cryogenic Gas Technologies, Inc. (“Cryo Technologies”) for approximately $55.0 in cash (subject to certain customary adjustments), net of $0.6 cash acquired. Cryo Technologies is a global leader in custom engineered process systems to separate, purify, refrigerate, liquefy and distribute high value industrial gases such as hydrogen, helium, argon and hydrocarbons with design capabilities for cold boxes for hydrogen

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2021
(Dollars and shares in millions, except per share amounts) – Continued

and helium use. The distribution systems Cryo Technologies supplies are located within the helium and hydrogen liquefaction facilities and are inclusive of trailer loading systems, which facilitates the first step in product distribution. The preliminary estimated fair value of the net assets acquired and goodwill at the date of acquisition was $2.9 and $52.1, respectively. Net assets includes $1.8 in intangible assets, which consists of unpatented technology and customer relationships. The acquisition consideration allocation is preliminary and shall be further revised as we finalize third-party valuations and other analyses to include identifiable intangible assets during the remainder of the measurement period, which shall not exceed twelve months from the closing of the acquisition.
Sustainable Energy Solutions, Inc. Acquisition
On December 23, 2020, we completed the acquisition of Sustainable Energy Solutions, Inc. (“SES”). SES’s Cryogenic Carbon Capture™ (CCC) technology eliminates most emissions from fossil fuels while enabling better use of intermittent renewables through grid-scale energy storage. The stock purchase was completed for a closing purchase price of $20.0 in cash at closing, subject to a post-closing working capital adjustment, plus a potential earn-out not to exceed $25.0. The preliminary estimated fair value of the net assets acquired and goodwill at the date of acquisition was $13.4 and $24.0, respectively. Net assets includes $17.3 in intangible assets, which consists of unpatented technology, trade names and non-compete contracts.
BlueInGreen, LLC Acquisition
On November 3, 2020, we completed the acquisition of BlueInGreen, LLC (“BIG”), a leading dissolved-gas expert providing custom-engineered solutions for water treatment and industrial process applications that delivers tangible economic, social and environmental value. The stock purchase was completed for a purchase price of $20.0 in cash at closing (subject to customary adjustments), plus a potential earn-out not to exceed $6.0. The preliminary estimated fair value of the net assets acquired and goodwill at the date of acquisition was $8.8 and $14.8, respectively. The purchase price allocation reported at December 31, 2020 was preliminary and was based on provisional fair values. During the first three months of 2021, we received and analyzed new information about certain intangible assets and subsequently decreased their estimated fair value by $0.7. Net assets includes $6.2 in intangible assets, which consists of non-compete contracts, unpatented technology, trademarks and trade names, certifications and licenses and customer relationships.

Alabama Trailers Acquisition
On October 13, 2020, we completed the acquisition of the Theodore, Alabama cryogenic trailer and hydrogen trailer (transport) assets of Worthington Industries, Inc. (NYSE: WOR) for $10.0 in cash (“Alabama Trailers”). Worthington Industries, Inc. made the decision to exit the hydrogen trailer business and sold the business to Chart at a discount. As a result of the acquisition, we recorded a bargain purchase gain of $5.0. Alabama Trailers designs, manufactures and sells cryogenic trailers and hydrogen trailers used in industrial gas and energy applications.
The purchase price allocations of Cryo Technologies, SES, BIG and Alabama Trailers are preliminary and are based on provisional fair values and subject to revision as we finalize third-party valuations and other analyses. Final determination of the fair values may result in further adjustments to the value of net assets acquired.
Contingent Consideration
The fair value of contingent consideration was $16.9 for SES and $3.2 for BIG at the date of acquisitions and was valued according to a discounted cash flow approach, which included assumptions regarding the probability of achieving certain targets and a discount rate applied to the potential payments. Potential payments are measured between the period commencing April 1, 2021 and ending on December 31, 2028 based on the attainment of certain earnings targets. The potential payments related to both SES and BIG contingent consideration on a combined basis is between $0.0 and $31.0.
Valuations are performed using Level 3 inputs as defined in Note 2, “Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2020 and are evaluated on a quarterly basis based on forecasted sales and earnings targets. Contingent consideration liabilities are classified as other current liabilities and other long-term liabilities in the condensed consolidated balance sheets. Changes in fair value of contingent consideration, including accretion, are recorded as selling, general and administrative expenses in the condensed consolidated statements of income and comprehensive income.
The following table represents the changes to our contingent consideration liabilities:

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2021
(Dollars and shares in millions, except per share amounts) – Continued

	SES	BIG	Total
Balance at December 31, 2020	$16.9	$3.2	$20.1
Increase in fair value of contingent consideration liabilities	0.7	0.1	0.8
Balance at March 31, 2021	$17.6	$3.3	$20.9
NOTE 12 — Accumulated Other Comprehensive (Loss) Income
The components of accumulated other comprehensive (loss) income are as follows:

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income (loss)
Balance at December 31, 2020	$13.8	$(11.4)	$2.4
Other comprehensive loss	(19.6)	—	(19.6)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	0.4	0.4
Net current-period other comprehensive (loss) income, net of taxes	(19.6)	0.4	(19.2)
Balance at March 31, 2021	$(5.8)	$(11.0)	$(16.8)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at December 31, 2019	$(25.0)	$(10.9)	$(35.9)
Other comprehensive loss	(10.2)	—	(10.2)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	0.3	0.3
Net current-period other comprehensive (loss) income, net of taxes	(10.2)	0.3	(9.9)
Balance at March 31, 2020	$(35.2)	$(10.6)	$(45.8)

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2021
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 13 — Earnings Per Share
The following table represents calculations of net earnings per share of common stock:

	Three Months Ended March 31,
	2021	2020
Net income attributable to Chart Industries, Inc.
Income from continuing operations	$25.6	$2.1
Income from discontinued operations, net of tax	—	6.4
Net income attributable to Chart Industries, Inc.	$25.6	$8.5

Earnings per common share – basic:
Income from continuing operations	$0.72	$0.06
Income from discontinued operations	—	0.18
Net income attributable to Chart Industries, Inc.	$0.72	$0.24

Earnings per common share – diluted:
Income from continuing operations	$0.63	$0.06
Income from discontinued operations	—	0.18
Net income attributable to Chart Industries, Inc.	$0.63	$0.24

Weighted average number of common shares outstanding – basic	35.55	35.77
Incremental shares issuable upon assumed conversion and exercise of share-based awards	0.33	0.24
Incremental shares issuable due to dilutive effect of convertible notes	2.57	—
Incremental shares issuable due to dilutive effect of warrants	2.17	—
Weighted average number of common shares outstanding – diluted	40.62	36.01
Diluted earnings per share does not reflect the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Share-based awards	0.06	0.50
Convertible note hedge and capped call transactions (1)	2.57	—
Warrants	—	4.41
Total anti-dilutive securities	2.63	4.91
 _______________
(1)The convertible note hedge offsets any dilution upon actual conversion of the 2024 Notes up to a common stock price of $71.775 per share. For further information, refer to Note 9, “Debt and Credit Arrangements.”
NOTE 14 — Income Taxes
Income tax expense of $3.1 and $0.4 for the three months ended March 31, 2021 and 2020, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 10.6% and 16.0%, respectively.
The effective income tax rate of 10.6% for the three months ended March 31, 2021 differed from the U.S. federal statutory rate of 21% primarily due to losses incurred by some of our foreign operations for which no benefit was recorded, partially offset by the effect of income earned by our certain foreign entities being taxed at higher rates than the U.S. federal statutory rate and excess tax benefits associated with share-based compensation.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2021
(Dollars and shares in millions, except per share amounts) – Continued

The effective income tax rate of 16.0% for the three months ended March 31, 2020 differed from the U.S. federal statutory rate of 21% primarily due to losses incurred by certain of our foreign operations for which no benefit was recorded, partially offset by the effect of income earned by certain of our foreign entities being taxed at higher rates than the U.S. federal statutory rate and excess tax benefits associated with share-based compensation.
As of both March 31, 2021 and December 31, 2020, we had a liability for gross unrecognized tax benefits of $1.9. This amount includes $1.3 of unrecognized tax benefits as of both March 31, 2021 and December 31, 2020, which, if ultimately recognized, would reduce our annual effective income tax rate. We recognized interest and penalties of $0.3 related to uncertain tax positions in income tax expense as of March 31, 2021.
NOTE 15 — Share-based Compensation
During the three months ended March 31, 2021, we granted 0.06 stock options, 0.05 restricted stock units and 0.03 performance units. The total fair value of awards granted to employees during the three months ended March 31, 2021 was $12.5. In addition, our non-employee directors received stock awards with a total fair value of $0.1. During the three months ended March 31, 2021, participants in our stock option plans exercised options to purchase 0.10 shares of our common stock.
Stock options generally have a four-year graded vesting period. Restricted stock and restricted stock units generally vest ratably over a three-year period. Performance units generally vest at the end of a three-year performance period based on the attainment of certain pre-determined performance condition targets. During the three months ended March 31, 2021, 0.07 restricted stock and restricted stock units vested and 0.01 performance units vested.
Share-based compensation expense was $3.4 and $2.9 for the three months ended March 31, 2021 and 2020, respectively. Share-based compensation expense is included in selling, general, and administrative expenses in the unaudited condensed consolidated statements of income and comprehensive income. As of March 31, 2021, total share-based compensation of $18.0 is expected to be recognized over the weighted-average period of approximately 2.4 years.
NOTE 16 — Commitments and Contingencies
Environmental
We are subject to federal, state, local, and foreign environmental laws and regulations concerning, among other matters, waste water effluents, air emissions, and handling and disposal of hazardous materials, such as cleaning fluids. We are involved with environmental compliance, investigation, monitoring, and remediation activities at certain of our owned and formerly owned manufacturing facilities and at one owned facility that is leased to a third party, and, except for these continuing remediation efforts, believe we are currently in substantial compliance with all known environmental regulations. At both March 31, 2021 and December 31, 2020, we had undiscounted accrued environmental reserves of $0.3.
Legal Proceedings
Stainless Steel Cryobiological Tank Legal Proceedings
During the second quarter of 2018, Chart was named in lawsuits (including lawsuits filed in the U.S. District Court for the Northern District of California) filed against Chart and other defendants with respect to the alleged failure of a stainless steel cryobiological storage tank (model MVE 808AF-GB) at the Pacific Fertility Center in San Francisco, California.  We continue to evaluate the merits of such claims in light of the information available to date regarding use, maintenance and operation of the tank that was sold to the Pacific Fertility Center through an independent distributor and which has been out of our control for six years prior to the alleged failure.  Accordingly, an accrual related to any damages that may result from the lawsuits has not been recorded because a potential loss is not currently probable or estimable. In connection with the Cryobiological Divestiture, Chart retained certain potential liabilities and claims, including the claims asserted in connection with this litigation.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2021
(Dollars and shares in millions, except per share amounts) – Continued

merits of the claims and applicable insurance, if any, management believes that the final resolution of these matters will not have a material adverse effect on our financial position, liquidity, cash flows, or results of operations. Future developments may, however, result in resolution of these legal claims in a way that could have a material adverse effect.
NOTE 17 — Restructuring Activities
Restructuring costs of $0.7 for the first three months of 2021 were primarily related to headcount reductions and facility relocation and moving expenses. As previously reported, on July 17, 2020, we announced internally our intention to transfer operations of our heat exchanger leased facility in Tulsa, Oklahoma to our Beasley, Texas location at which we own 260 acres of land. This closure is a cost reduction measure within our Heat Transfer Systems segment to continue to structure the business for profitable growth and capacity efficiency. Total costs related to this closure are expected to be approximately $9.0, of which $2.7 was spent in 2020 and $0.4 has been spent year to date, associated with severance, relocation and moving expenses. We expect this project to be completed by June 30, 2021. We are closely monitoring our end markets and order rates and will continue to take appropriate and timely actions as necessary.
Restructuring costs of $5.2 for the three months ended March 31, 2020 were related to certain cost reduction actions across all segments and corporate to appropriately size our workforce with demand as well as eliminate redundant work. Costs were primarily related to headcount reductions.
The following table summarizes severance and other restructuring costs, which includes employee-related costs, facility rent and exit costs, relocation, recruiting, travel and other:

	Three Months Ended March 31,
	2021	2020
Severance:
Cost of sales	$—	$2.3
Selling, general, and administrative expenses	0.3	2.9
Total severance costs	0.3	5.2
Other restructuring:
Cost of sales	0.4	—
Total other restructuring costs	0.4	—

Total restructuring costs	$0.7	$5.2
The following tables summarize our restructuring activities:

	Three Months Ended March 31, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Corporate	Consolidated
Balance at December 31, 2020	$0.5	$0.2	$—	$—	$0.1	$0.8
Restructuring charges	0.3	0.4	—	—	—	0.7
Cash payments and other	(0.3)	(0.6)	—	—	(0.1)	(1.0)
Balance at March 31, 2021	$0.5	$—	$—	$—	$—	$0.5

	Three Months Ended March 31, 2020
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Corporate	Consolidated
Balance at December 30, 2019	$0.5	$0.2	$—	$—	$0.2	$0.9
Restructuring charges	1.8	2.8	—	—	0.6	5.2
Cash payments and other	(0.8)	(2.5)	—	—	—	(3.3)
Balance at March 31, 2020	$1.5	$0.5	$—	$—	$0.8	$2.8

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
Overview
We are a leading independent global manufacturer of highly engineered equipment servicing multiple applications in the Clean Energy and Industrial Gas markets. Our unique product portfolio is used in every phase of the liquid gas supply chain, including upfront engineering, service and repair. Being at the forefront of the clean energy transition, Chart is a leading provider of technology, equipment and services related to liquefied natural gas, hydrogen, biogas and CO2 Capture amongst other applications. We are committed to excellence in environmental, social and corporate governance (ESG) issues both for our company as well as our customers. With over 25 global locations from the United States to Asia, Australia, India, Europe and South America, we maintain accountability and transparency to our team members, suppliers, customers and communities.
Covid-19 Update
The outbreak and continued uncertainty associated with the coronavirus (Covid-19) did not have a material adverse effect on our reported results for the first three months of 2021, however, we continue to actively monitor the impact of the Covid-19 outbreak on our results of operations for the remainder of 2021 and beyond. The extent to which our operations will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity, or reemergence, of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.
First Quarter 2021 Highlights
Orders of $417.2 million were the highest in our history (excluding big LNG), driven by broad based demand including a recovery in certain end markets, continued demand for our clean products supporting the strongest current macroeconomic trend of sustainability, and the combination of larger liquefaction orders for LNG and hydrogen. Total orders increased across three out of four of our segments during the first quarter 2021 as compared to the first quarter 2020. This continued record level order activity contributed to record ending total backlog as of March 31, 2021 of $934.1 million compared to $723.3 million as of March 31, 2020 and $810.0 million as of December 31, 2020, representing an increase of $210.8 million or 29.1% and $124.1 million or 15.3%, respectively. These increases were largely driven by record orders in our Specialty Products segment mainly driven by orders in hydrogen equipment, HLNG vehicle tanks, lasers and LNG regasification applications. Specialty Products segment backlog was $270.5 million as of March 31, 2021 as compared to $130.3 million and $199.7 million as of March 31, 2020 and December 31, 2020, respectively.
Although consolidated sales decreased to $288.5 million in the first quarter 2021 from $301.9 million in the first quarter 2020, which was mainly driven by volume softness in our Heat Transfer Systems segment and the timing of the recognition of certain orders into the second quarter, sales increased in the remaining three segments led by a $24.4 million or 46.1% increase in Specialty Products segment sales. Furthermore, first quarter 2021 gross margin as a percent of sales of 29.1% increased from 27.3% in the first quarter of 2020 and from 28.1% in the prior quarter. The increase in margin as a percent of sales in the current quarter over first quarter of 2020 was primarily driven by our Repair, Service & Leasing segment mainly on lower costs in our repair facilities. The improvement in gross margin as a percentage of sales compared to the prior quarter was primarily driven by favorable product mix in cannabis and space-related products within our Specialty products segment as well as favorable execution, especially in China.
Consolidated selling, general and administrative (“SG&A”) expenses as a percentage of consolidated sales in the first quarter of 2021 increased by 2.9% as compared to the prior quarter primarily driven by ramp up in our Specialty Products business and decreased by 1.4% compared to the first quarter of 2020 based on the effect of cost reduction actions we took in 2020.
Outlook
Our 2021 full year outlook reflects execution on the clean energy transition including recovery in air cooled heat exchangers related to growth in CO2 Capture applications, small scale LNG opportunities and growth in our Specialty Products business, especially in water treatment, over the road trucking and hydrogen applications driven by strength in first quarter orders, including specific liquefaction projects and commercial opportunities increasing from our inorganic investments and acquisition completed in the past six months.

Our 2021 sales outlook is inclusive of $6.4 million of Venture Global’s Calcasieu Pass revenue for the remainder of 2021 as well as $30 million of 2021 revenue from the acquisition of Cryo Technologies. There is no additional Big LNG revenue included in our outlook although we currently anticipate that at least one order will be received during the year. We continue to invest in our automation, process improvement, and productivity activities across Chart, with total anticipated 2021 capital expenditures spend of $40.0 million to $50.0 million.

Consolidated Results for the Three Months Ended March 31, 2021 and 2020, and December 31, 2020
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the three months ended March 31, 2021 and 2020 and December 31, 2020 (dollars in millions). Financial data for the three months ended December 31, 2020 has been included to provide additional information regarding our business trends on a sequential quarter basis.
Selected Financial Information

	Three Months Ended			Current Quarter vs. Prior Year Same Quarter		Current Quarter vs. Prior Sequential Quarter
	March 31, 2021	March 31, 2020	December 31, 2020	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Sales
Cryo Tank Solutions	$103.9	$98.0	$110.5	$5.9	6.0%	$(6.6)	(6.0)%
Heat Transfer Systems	69.2	112.9	78.9	(43.7)	(38.7)%	(9.7)	(12.3)%
Specialty Products	77.3	52.9	85.1	24.4	46.1%	(7.8)	(9.2)%
Repair, Service & Leasing	41.4	40.7	41.0	0.7	1.7%	0.4	1.0%
Intersegment eliminations	(3.3)	(2.6)	(3.1)	(0.7)	26.9%	(0.2)	6.5%
Consolidated	$288.5	$301.9	$312.4	$(13.4)	(4.4)%	$(23.9)	(7.7)%

Gross Profit
Cryo Tank Solutions	$25.2	$24.1	$24.0	$1.1	4.6%	$1.2	5.0%
Heat Transfer Systems	15.8	26.1	19.5	(10.3)	(39.5)%	(3.7)	(19.0)%
Specialty Products	28.2	20.3	26.5	7.9	38.9%	1.7	6.4%
Repair, Service & Leasing	14.7	11.8	17.9	2.9	24.6%	(3.2)	(17.9)%
Consolidated	$83.9	$82.3	$87.9	$1.6	1.9%	$(4.0)	(4.6)%

Gross Profit Margin
Cryo Tank Solutions	24.3%	24.6%	21.7%
Heat Transfer Systems	22.8%	23.1%	24.7%
Specialty Products	36.5%	38.4%	31.1%
Repair, Service & Leasing	35.5%	29.0%	43.7%
Consolidated	29.1%	27.3%	28.1%

SG&A Expenses
Cryo Tank Solutions	$8.9	$11.1	$11.6	$(2.2)	(19.8)%	$(2.7)	(23.3)%
Heat Transfer Systems	7.0	11.2	8.2	(4.2)	(37.5)%	(1.2)	(14.6)%
Specialty Products	9.1	6.1	6.4	3.0	49.2%	2.7	42.2%
Repair, Service & Leasing	4.4	4.4	4.1	—	—%	0.3	7.3%
Corporate	16.8	19.7	10.7	(2.9)	(14.7)%	6.1	57.0%
Consolidated	$46.2	$52.5	$41.0	$(6.3)	(12.0)%	$5.2	12.7%

SG&A Expenses (% of Sales)
Cryo Tank Solutions	8.6%	11.3%	10.5%
Heat Transfer Systems	10.1%	9.9%	10.4%
Specialty Products	11.8%	11.5%	7.5%
Repair, Service & Leasing	10.6%	10.8%	10.0%
Consolidated	16.0%	17.4%	13.1%

	Three Months Ended			Current Quarter vs. Prior Year Same Quarter		Current Quarter vs. Prior Sequential Quarter
	March 31, 2021	March 31, 2020	December 31, 2020	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Operating Income (Loss) (1)
Cryo Tank Solutions	$15.6	$11.6	$11.2	$4.0	34.5%	$4.4	39.3%
Heat Transfer Systems (2)	3.9	5.5	(9.9)	(1.6)	(29.1)%	13.8	(139.4)%
Specialty Products (3)	17.9	13.8	19.9	4.1	29.7%	(2.0)	(10.1)%
Repair, Service & Leasing	8.3	4.6	12.1	3.7	80.4%	(3.8)	(31.4)%
Corporate (4) (5)	(16.8)	(19.7)	(10.8)	2.9	(14.7)%	(6.0)	55.6%
Consolidated	$28.9	$15.8	$22.5	$13.1	82.9%	$6.4	28.4%

Operating Margin
Cryo Tank Solutions	15.0%	11.8%	10.1%
Heat Transfer Systems	5.6%	4.9%	(12.5)%
Specialty Products	23.2%	26.1%	23.4%
Repair, Service & Leasing	20.0%	11.3%	29.5%
Consolidated	10.0%	5.2%	7.2%
_______________
(1)Restructuring costs (credits) for the three months ended:
•March 31, 2021 were $0.7 ($0.3 - Cryo Tank Solutions, $0.4 - Heat Transfer Systems).
•March 31, 2020 were $5.2 ($1.8 - Cryo Tank Solutions, $2.8 - Heat Transfer Systems, and $0.6 Corporate).
•December 31, 2020 were $0.9 ($0.1 - Cryo Tank Solutions, $0.6 - Heat Transfer Systems, $0.3 - Specialty Products, and $(0.1) - Corporate).
(2)Includes $16.0 impairment of our trademarks and trade names indefinite-lived intangible assets related to the AXC business in our Heat Transfer Systems segment for the three months ended December 31, 2020.
(3)Includes acquisition-related contingent consideration adjustments of $0.8 in our Specialty Products segment for the three months ended March 31, 2021.
(4)Includes transaction-related costs of $4.3 for the three months ended March 31, 2020.
(5)Includes transaction-related costs of $2.6 for the three months ended December 31, 2020, which were mainly related to the Sustainable Energy Solutions, Inc., BlueInGreen, LLC and Alabama Trailers acquisitions.
Results of Operations for the Three Months Ended March 31, 2021 and 2020, and December 31, 2020
Sales for the first quarter of 2021 compared to the same quarter in 2020 decreased $13.4 million, from $301.9 million to $288.5 million, or 4.4%. The decrease in sales was primarily driven by the continued softness in demand for midstream and upstream compression equipment within our Heat Transfer Systems segment, partially offset by an increase in Specialty Products segment sales. Furthermore, Cryo Tank Solutions sales increased in the first quarter of 2021 as compared to the first quarter of 2020. First quarter 2020 Cryo Tank Solutions sales were negatively impacted by the Covid-19 outbreak, particularly in Europe and Asia due to temporary facility shutdowns.
Gross profit increased during the first quarter of 2021 compared to the first quarter of 2020 by $1.6 million or 1.9%, and first quarter 2021 gross margin as a percent of sales of 29.1% increased from 27.3% in the first quarter of 2020. The increase in margin as a percent of sales in the current quarter over first quarter of 2020 was primarily driven by higher margins associated with our Repair, Service & Leasing segment mainly on lower costs in our repair facilities and increasing mix of our higher margined Specialty Products and Repair, Service & Leasing businesses. Restructuring costs recorded to cost of sales were $0.4 million and $2.3 million for the three months ended March 31, 2021 and 2020, respectively.
Consolidated SG&A expenses decreased by $6.3 million or 12.0% during the first quarter of 2021 compared to the same quarter in 2020. Consolidated selling, general and administrative (“SG&A”) expenses as a percentage of consolidated sales in the first quarter of 2021 increased by 2.9% as compared to the prior quarter primarily driven by ramp up in our Specialty Products business and decreased by 1.4% compared to the first quarter of 2020 based on the effect of cost reduction actions we took in 2020. Restructuring costs recorded to consolidated SG&A expenses were $0.3 million and $2.9 million for the three months ended March 31, 2021 and 2020, respectively.

Interest Expense, Net and Financing Costs Amortization
Interest expense, net for the three months ended March 31, 2021 and 2020 was $2.0 million and $7.2 million, respectively, representing a decrease of $5.2 million. The decrease in interest expense, net, is primarily due to lower borrowings outstanding on our term loan due June 2024 during the first quarter of 2021 as compared to the first quarter of 2020. Furthermore, we no longer recognize interest accretion of convertible notes discount due to a change in accounting principle adopted at the beginning of fiscal year 2021 whereas we recognized $1.9 million in interest accretion expense in the first quarter of 2020. For further information regarding the change in accounting principle, refer to Note 1, “Basis of Preparation” to our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report. Interest expense for both the three months ended March 31, 2021 and 2020 included $0.6 million of 1.0% cash interest expense related to our convertible notes due November 2024 and $1.3 million and $4.8 million, respectively, in interest related to borrowings on our senior secured revolving credit facility and term loan due 2024. Financing costs amortization was $1.2 million for the three months ended March 31, 2021 as compared to $1.0 million for the three months ended March 31, 2020.
Unrealized (Gain) Loss On Investments In Equity Securities
During the first quarter of 2021, we recognized an unrealized gain on investments in equity securities of $3.3 million, which was driven by a $5.9 million unrealized gain on the mark-to-market adjustment of our investment in Stabilis, partially offset by a $2.6 million unrealized loss on the mark-to-market adjustment of our investment in McPhy. We recognized an unrealized loss on investments in equity securities of $4.8 million in the first quarter of 2020 which was driven by a $4.8 million unrealized loss on the mark-to-market adjustment of our investment in Stabilis.
Foreign Currency (Gain) Loss and Other
For the three months ended March 31, 2021 foreign currency gain was zero as compared to foreign currency gain of $0.3 million for the three months ended March 31, 2020. The variance between periods was primarily driven by fluctuations in the U.S dollar as compared to the euro and Chinese yuan.
Income Tax Expense
Income tax expense of $3.1 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 10.6% and 16.0%, respectively. The effective income tax rate of 10.6% for the three months ended March 31, 2021 differed from the U.S. federal statutory rate of 21% primarily due to losses incurred by some of our foreign operations for which no benefit was recorded, partially offset by the effect of income earned by our certain foreign entities being taxed at higher rates than the U.S. federal statutory rate and excess tax benefits associated with share-based compensation.
The effective income tax rate of 16.0% for the three months ended March 31, 2020 differed from the U.S. federal statutory rate of 21% primarily due to losses incurred by certain of our foreign operations for which no benefit was recorded, partially offset by the effect of income earned by certain of our foreign entities being taxed at higher rates than the U.S. federal statutory rate and excess tax benefits associated with share-based compensation.
Net Income from Continuing Operations
As a result of the foregoing, net income attributable to Chart for the three months ended March 31, 2021 and 2020 was $25.6 million and $2.1 million, respectively.
Discontinued Operations
The results from our cryobiological related products business formerly reported in our Distribution & Storage Western Hemisphere segment are reflected in our condensed consolidated financial statements as discontinued operations for the three months ended March 31, 2020. For further information, refer to Note 2, “Discontinued Operations” of our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report.
Segment Results for the Three Months Ended March 31, 2021 and 2020
Our reportable and operational segments include: Cryo Tank Solutions, Heat Transfer Systems, Specialty Products, and Repair, Service & Leasing. Corporate includes operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, and risk management. Corporate support functions are not currently allocated to the segments. For further information, refer to Note 3, “Reportable Segments” note of our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report. The following tables include key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the three months ended March 31, 2021 and 2020 (dollars in millions):
Cryo Tank Solutions

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	March 31, 2021	March 31, 2020	Variance ($)	Variance (%)
Sales	$103.9	$98.0	$5.9	6.0%
Gross Profit	25.2	24.1	1.1	4.6%
Gross Profit Margin	24.3%	24.6%
SG&A Expenses	$8.9	$11.1	$(2.2)	(19.8)%
SG&A Expenses (% of Sales)	8.6%	11.3%
Operating Income	$15.6	$11.6	$4.0	34.5%
Operating Margin	15.0%	11.8%
For the first quarter of 2021, Cryo Tank Solutions sales increased by $5.9 million as compared to the same quarter in 2020 primarily due to higher volume in engineered systems globally and higher sales in storage equipment. Cryo Tank Solutions sales in the first quarter of 2020 were negatively impacted by the Covid-19 outbreak, particularly in Europe and Asia due to temporary facility shutdowns.
During the first quarter of 2021, Cryo Tank Solutions segment gross profit increased by $1.1 million as compared to the same quarter in 2020. The increase in gross profit was mainly driven by volume.
Cryo Tank Solutions segment SG&A expenses decreased by $2.2 million during the first quarter of 2021 as compared to the same quarter in 2020. Furthermore, Cryo Tank Solutions segment SG&A expenses as a percentage of Cryo Tank Solutions segment sales improved by 270 basis points in the first quarter of 2021 as compared to the same quarter in 2020 primarily driven by the effect of cost reduction efforts completed in 2020, lower severance costs and lower employee-related costs.
Heat Transfer Systems

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	March 31, 2021	March 31, 2020	Variance ($)	Variance (%)
Sales	$69.2	$112.9	$(43.7)	(38.7)%
Gross Profit	15.8	26.1	(10.3)	(39.5)%
Gross Profit Margin	22.8%	23.1%
SG&A Expenses	$7.0	$11.2	$(4.2)	(37.5)%
SG&A Expenses (% of Sales)	10.1%	9.9%
Operating Income	$3.9	$5.5	$(1.6)	(29.1)%
Operating Margin	5.6%	4.9%
For the first quarter of 2021, Heat Transfer Systems segment sales decreased by $43.7 million as compared to the same quarter in 2020 primarily due to continued industry-wide softness in demand for midstream and upstream compression equipment that mainly impacted air cooled heat exchanger sales. Furthermore, during the first quarter of 2021 we recognized $14.7 million in sales relative to Venture Global’s Calcasieu Pass LNG export terminal project (“Calcasieu Pass”) as compared to $22.9 million recognized during the first quarter of 2020.
During the first quarter of 2021, Heat Transfer Systems segment gross profit decreased by $10.3 million as compared to the same quarter in 2020 mainly driven by lower volume partially offset by lower restructuring costs. Heat Transfer Systems segment gross profit as a percentage of Heat Transfer Systems segment sales was 22.8% in the first quarter of 2021 as compared to 23.1% in the first quarter of 2020, which is a decline of 30 basis points on a quarter over prior year quarter basis primarily due to the Calcasieu Pass volume mix which drove higher margins in the first quarter of 2020.
Heat Transfer Systems segment SG&A expenses decreased during the first quarter of 2021 as compared to the same quarter in 2020 primarily driven by cost reduction efforts relative to the transfer of operations of our heat exchanger leased facility in Tulsa, Oklahoma to our Beasley, Texas location, lower restructuring costs and lower employee-related costs.

Specialty Products

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	March 31, 2021	March 31, 2020	Variance ($)	Variance (%)
Sales	$77.3	$52.9	$24.4	46.1%
Gross Profit	28.2	20.3	7.9	38.9%
Gross Profit Margin	36.5%	38.4%
SG&A Expenses	$9.1	$6.1	$3.0	49.2%
SG&A Expenses (% of Sales)	11.8%	11.5%
Operating Income	$17.9	$13.8	$4.1	29.7%
Operating Margin	23.2%	26.1%
Specialty Products segment sales increased by $24.4 million during the first quarter of 2021 as compared to the same quarter in 2020. This increase was primarily driven by favorable sales in HLNG vehicle tanks, laser, cannabis and hydrogen applications.
Specialty Products segment gross profit increased by $7.9 million during the first quarter of 2021 as compared to the same quarter in 2020 primarily due to higher volume. The related margin decreased driven by product mix.
Specialty Products segment SG&A expenses increased by $3.0 million during the first quarter of 2021 as compared to the same quarter in 2020 primarily driven by ramp up in the business. Furthermore, Specialty Products segment SG&A expenses increased by $0.8 million relative to acquisition-related contingent consideration adjustments recognized during the first quarter of 2021.
Repair, Service & Leasing

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	March 31, 2021	March 31, 2020	Variance ($)	Variance (%)
Sales	$41.4	$40.7	$0.7	1.7%
Gross Profit	14.7	11.8	2.9	24.6%
Gross Profit Margin	35.5%	29.0%
SG&A Expenses	$4.4	$4.4	$—	—%
SG&A Expenses (% of Sales)	10.6%	10.8%
Operating Income	$8.3	$4.6	$3.7	80.4%
Operating Margin	20.0%	11.3%
For the first quarter of 2021, Repair, Service & Leasing segment sales increased by $0.7 million as compared to the same quarter in 2020. This increase was mainly driven by favorable sales in our Cryo-Lease and Lifecycle businesses partially offset by lower sales in aftermarket air cooled heat exchangers and fans.
During the first quarter of 2021, Repair, Service & Leasing segment gross profit increased by $2.9 million as compared to the same quarter in 2020, and the related margin percentage increased by 650 basis points mainly driven by lower costs in our repair facilities.
Repair, Service & Leasing segment SG&A expenses were flat to the same quarter in 2020.
Corporate
Corporate SG&A expenses decreased in the first quarter of 2021 as compared to the same quarter in 2020 by $2.9 million primarily due to lower employee-related costs and restructuring costs.

Liquidity and Capital Resources
Debt Instruments and Related Covenants
Our debt instruments and related covenants are described in Note 9, “Debt and Credit Arrangements” to our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report.
Sources and Uses of Cash
Our cash and cash equivalents totaled $114.9 million at March 31, 2021, a decrease of $10.2 million from the balance at December 31, 2020. Our foreign subsidiaries held cash of approximately $102.0 million and $102.7 million, at March 31, 2021, and December 31, 2020, respectively, to meet their liquidity needs. No material restrictions exist to accessing cash held by our foreign subsidiaries. We expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. Cash equivalents are primarily invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations, and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization, and in the case of cash equivalents in China, obligations of local banks. We believe that our existing cash and cash equivalents, funds available under our senior secured revolving credit facility due June 2024 (“SSRCF”) or other financing alternatives, and cash provided by operations will be sufficient to meet our normal working capital needs, capital expenditures, investments and prioritize the pay down of debt for the foreseeable future.
Cash provided by operating activities was $8.3 million for the three months ended March 31, 2021, a decrease of $17.2 million compared to cash provided by operating activities of $25.5 million for the three months ended March 31, 2020 primarily due to a decrease in operating cash provided by working capital in the first three months of 2021.
Cash used in investing activities was $106.3 million and $10.2 million for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, we used approximately $55.0 million for the acquisition of Cryo Technologies and $40.0 million for investments in Svante and Transform Materials. During the three months ended March 31, 2021, we paid approximately $11.5 million for capital expenditures as compared to $10.3 million for the three months ended March 31, 2020.
Cash provided by financing activities was $87.8 million for the three months ended March 31, 2021 compared to cash used in financing activities of $42.0 million for the three months ended March 31, 2020. During the three months ended March 31, 2021, we borrowed $187.7 million on credit facilities and repaid $102.5 million in borrowings on credit facilities primarily to fund the acquisition of Cryo Technologies and investments in Svante and Transform Materials. During the first quarter of 2020, we used $19.3 million to repurchase shares of Chart common stock related to our share purchase program during the three months ended March 31, 2020. We suspended the program on March 20, 2020 (the “Suspension Date”) in light of uncertainty resulting from the Covid-19 pandemic and the desire to conserve cash resources. On March 11, 2021, the share repurchase program expired with no further repurchases since the Suspension Date.
Cash Requirements
We do not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2021. Management anticipates we will be able to satisfy cash requirements for our ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities. Capital expenditures for the remaining nine months of 2021 is expected to be in the range of $28.5 million to $38.5 million.
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitments from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, that we have not recognized as revenue and excludes unexercised contract options and potential orders. Our backlog as of March 31, 2021 was $934.1 million, inclusive of $6.4 million of backlog remaining on Calcasieu Pass, compared to $723.3 million, inclusive of $93.0 million of Calcasieu Pass backlog as of March 31, 2020 and $810.0 million, inclusive of $21.0 million of Calcasieu Pass backlog as of December 31, 2020. Excluding Calcasieu Pass, backlog increased by $297.4 million or 47.2% in the current quarter compared to the prior year same quarter and $138.7 million or 17.6% compared to the prior quarter.

The tables below represent orders received and backlog by segment for the periods indicated (dollars in millions):

	Three Months Ended
	March 31, 2021	March 31, 2020	December 31, 2020
Orders
Cryo Tank Solutions	$129.5	$100.9	$132.0
Heat Transfer Systems	104.9	91.6	139.9
Specialty Products	144.5	57.1	94.4
Repair, Service & Leasing	40.5	42.9	54.5
Intersegment eliminations	(2.2)	(6.7)	(3.8)
Consolidated	$417.2	$285.8	$417.0

	As of
	March 31, 2021	March 31, 2020	December 31, 2020
Backlog
Cryo Tank Solutions	$245.8	$222.3	$222.6
Heat Transfer Systems	361.4	334.4	329.2
Specialty Products	270.5	130.3	199.7
Repair, Service & Leasing	57.4	39.9	63.1
Intersegment eliminations	(1.0)	(3.6)	(4.6)
Consolidated	$934.1	$723.3	$810.0
Cryo Tank Solutions segment orders for the three months ended March 31, 2021 were $129.5 million compared to $100.9 million for the three months ended March 31, 2020 and $132.0 million for the three months ended December 31, 2020. The increase in Cryo Tank Solutions segment orders during the three months ended March 31, 2021 when compared to the same quarter last year was primarily driven by strong order intake for mobile equipment, particularly in China. Cryo Tank Solutions orders were negatively impacted in the first quarter of 2020 due to Covid-19-related shut downs. Cryo Tank Solutions segment backlog at March 31, 2021 totaled $245.8 million and is a record high compared to $222.3 million as of March 31, 2020 and $222.6 million as of December 31, 2020.
Heat Transfer Systems segment orders for the three months ended March 31, 2021 were $104.9 million compared to $91.6 million for the three months ended March 31, 2020, and $139.9 million for the three months ended December 31, 2020. The increase in Heat Transfer Systems segment orders during the three months ended March 31, 2021 when compared to the same quarter last year was primarily driven by large project orders for ethylene and natural gas liquefaction. Heat Transfer Systems segment backlog at March 31, 2021 totaled $361.4 million, up 8.1% over the first quarter of 2020 and 9.8% over the fourth quarter of 2020, which was then a record. Excluding Calcasieu Pass, Heat Transfer Systems backlog increased by $113.6 million or 47.1% in the current quarter compared to the prior year same quarter and $46.8 million or 15.2% compared to the prior quarter. Included in Heat Transfer Systems segment backlog for all periods presented is approximately $40.0 million related to the previously announced Magnolia LNG order where production release is delayed. As we previously reported, in general, similar projects previously put on hold in the market are beginning to move ahead as the clean energy infrastructure build out ramps up.
Specialty Products segment orders for the three months ended March 31, 2021 were $144.5 million compared to $57.1 million for the three months ended March 31, 2020 and $94.4 million for the three months ended December 31, 2020. The increases over prior quarter and prior year same quarter were mainly driven by strong orders in hydrogen equipment, HLNG vehicle tanks, lasers and LNG regasification applications. Specialty Products segment backlog totaled $270.5 million as of March 31, 2021, compared to $130.3 million as of March 31, 2020 and $199.7 million as of December 31, 2020.
Repair, Service & Leasing segment orders for the three months ended March 31, 2021 were $40.5 million compared to $42.9 million for the three months ended March 31, 2020 and $54.5 million for the three months ended December 31, 2020. The decrease in Repair, Service & Leasing segment orders during the three months ended March 31, 2021 when compared to the prior year same quarter was primarily due to ramp up in our Cryo-Lease business. Repair, Service & Leasing segment backlog totaled $57.4 million as of March 31, 2021, compared to $39.9 million as of March 31, 2020 and $63.1 million as of December 31, 2020.

Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements.
Application of Critical Accounting Policies
Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. As such, some accounting policies have a significant impact on amounts reported in these unaudited condensed consolidated financial statements. A summary of those significant accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2020. In particular, judgment is used in areas such as revenue from contracts with customers, goodwill, indefinite-lived intangibles, long-lived assets (including finite-lived intangible assets), product warranty costs, and pensions. There have been no significant changes to our critical accounting policies since December 31, 2020.
Forward-Looking Statements
We are making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements include statements concerning the Company’s business plans, including statements regarding completed acquisitions, investments, cost synergies and efficiency savings, objectives, future orders, revenues, margins, earnings or performance, liquidity and cash flow, capital expenditures, business trends, clean energy market opportunities, governmental initiatives, including executive orders and other information that is not historical in nature.  Forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “outlook,” “guidance,” “continue,” “target,” or the negative of such terms or comparable terminology.
Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, orders, results of operations, projected revenues, margins, capital expenditures, industry and business trends, cost synergies and savings objectives, clean energy market opportunities and government initiatives, among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. These include: the other factors discussed in Item 1A. “Risk Factors” and the factors discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020, which should be reviewed carefully; risks relating to the recent outbreak and continued uncertainty associated with the coronavirus (Covid-19); Chart’s ability to successfully integrate recent acquisitions, and achieve the anticipated revenue, earnings, accretion and other benefits from these acquisitions; slower than anticipated growth and market acceptance of new clean energy product offerings; estimated segment revenues, future revenue, earnings, cash flows and margin targets and run rates; our ability to remediate the material weaknesses identified during the preparation of the consolidated financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2020. These factors should not be construed as exhaustive and there may also be other risks that we are unable to predict at this time.
All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as the same may be updated from time to time. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the filing date of this document or to reflect the occurrence of unanticipated events, except as otherwise required by law.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, our operations are exposed to fluctuations in interest rates and foreign currency values that can affect the cost of operating and financing. Accordingly, we address a portion of these risks through a program of risk management.
Interest Rate Risk: Our primary interest rate risk exposure results from the SSRCF’s various floating rate pricing mechanisms. If interest rates were to increase 100 basis points (1 percent) from the weighted-average interest rate of 1.8% at March 31, 2021, and assuming no changes in the $204.7 million of borrowings outstanding under the SSRCF at March 31, 2021, our additional annual expense would be approximately $2.0 million on a pre-tax basis.
Foreign Currency Exchange Rate Risk: We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations in the normal course of business, which can impact our financial position, results of operations, cash flows, and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income as reported in the unaudited condensed consolidated statements of income and comprehensive income. Translation exposure is primarily with the euro, the Czech koruna, the Chinese yuan, and the Indian rupee. During the first quarter of 2021, the U.S. dollar strengthened in relation to the Chinese yuan by 1%, the euro by 5%, the Czech koruna by 4% and the Japanese Yen by 7%. Additionally, the euro remained relatively flat in relation to the Czech koruna, weakening by less than 1%. At March 31, 2021, a hypothetical 10% weakening of the U.S. dollar would not materially affect our financial statements.
Chart’s primary transaction exchange rate exposures are with the euro, the Chinese yuan, the Czech koruna, the Indian rupee, the Australian dollar, the British pound, the Canadian dollar and the Japanese yen. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the unaudited condensed consolidated statements of income and comprehensive income as a component of foreign currency (gain) loss and other. We enter into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. We do not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At March 31, 2021, a hypothetical 10% weakening of the U.S. dollar would not materially affect our outstanding foreign exchange forward contracts. Additionally, assuming no changes in the EUR 71.5 million in EUR Revolver Borrowings outstanding under the SSRCF and an additional 100 basis points (1 percent) strengthening in the U.S dollar in relation to the euro as of the beginning of 2021, during the three months ended March 31, 2021, our additional unrealized foreign currency gain would be approximately $0.9 million on a pre-tax basis.
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
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2021. As a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2021, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

As a result of its review during the preparation of the consolidated financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2020, management concluded that we had material weaknesses in our internal control over financial reporting that were identified in connection with our annual goodwill and trademark impairment testing, consisting of the following:
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
Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in the Company’s internal control over financial reporting described above, as of such date, our disclosure controls and procedures were not effective.
In response to the material weaknesses described above, during the three months ended March 31, 2021, we began implementing, evaluating, and designing new controls and procedures. The following measures have been implemented effective March 31, 2021:
•Evaluated and re-assessed the design of our goodwill and intangible asset impairment process, including control activities associated with the review of data provided to third-party valuation specialists and evaluated the appropriateness of the assumptions and methodology used to measure fair value of reporting units and the reasonableness of the conclusions in the third-party valuation specialists’ reports;
•Evaluated the assignment of responsibilities associated with the accounting for goodwill and intangible asset impairment, including hiring additional resources and providing additional training to existing resources; and
•In order to ensure the quality and consistency of accounting treatments and interpretation across the impairment analysis process and maintain effective control activities, designated one of our senior accounting personnel to provide enhanced oversight to monitor the process, provided guidance on accounting treatment and assumptions and ensured quality-control for the process.
With respect to our annual impairment analysis, we plan to complete the formal review of the annual forecast by no later than September 30, 2021.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A. “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - 31, 2021	21,151	$119.32	—	$—
February 1 – 28, 2021	2,643	154.54	—	—
March 1 – 31, 2021	382	150.88	—	—
Total	24,176	123.67	—	$—
_______________
(1)Includes shares of common stock surrendered to us during the first quarter of 2021 by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $2,989,846. The total number of shares repurchased represents the net shares issued to satisfy tax withholdings. All such repurchased shares were subsequently retired during the three months ended March 31, 2021.
(2)On March 11, 2020, our Board of Directors authorized a share repurchase program for up to $75 million of the Company’s common stock over the next twelve months through various means, including open market transactions, block purchases, privately negotiated transactions or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. We suspended the program on March 20, 2020 (the “Suspension Date”) in light of uncertainty resulting from the Covid-19 pandemic and the desire to conserve cash resources. On March 11, 2021, the share repurchase program expired with no further repurchases since the Suspension Date.
Item 4. Mine Safety Disclosures
Not applicable.

Item 6.Exhibits
The following exhibits are included with this report:
31.1    Rule 13a-14(a) Certification of the Company’s Chief Executive Officer and President (Principal Executive Officer). (x)
31.2    Rule 13a-14(a) Certification of the Company's Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer). (x)
32.1    Section 1350 Certification of the Company’s Chief Executive Officer and President (Principal Executive Officer). (xx)
32.2    Section 1350 Certification of the Company's Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer). (xx)
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

Chart Industries, Inc.
(Registrant)

Date:	April 22, 2021	By:	/s/ Jillian C. Evanko
Jillian C. Evanko
Chief Executive Officer and President
(Principal Executive Officer)

Date:	April 22, 2021	By:	/s/ Scott W. Merkle
Scott W. Merkle
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)