Form 10-Q
period 2021-06-30
CHART INDUSTRIES INC
filed 2021-07-22
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of July 19, 2021, there were 36,375,627 outstanding shares of the Company’s common stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in millions, except per share amounts)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$197.8	$125.1
Accounts receivable, less allowances of $7.5 and $8.4, respectively	220.0	200.8
Inventories, net	310.1	248.4
Unbilled contract revenue	68.2	79.4
Prepaid expenses	23.3	20.0
Other current assets	55.9	29.3
Total Current Assets	875.3	703.0
Property, plant, and equipment, net	414.0	414.5
Goodwill	896.1	865.9
Identifiable intangible assets, net	491.0	493.1
Investments	121.4	78.9
Other assets	32.2	15.1
TOTAL ASSETS	$2,830.0	$2,570.5

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$170.4	$140.1
Customer advances and billings in excess of contract revenue	126.1	118.9
Accrued salaries, wages, and benefits	31.1	39.7
Accrued income taxes	17.3	46.5
Current portion of warranty reserve	10.7	11.0
Current convertible notes	255.5	220.9
Operating lease liabilities, current	5.0	5.1
Other current liabilities	59.7	52.6
Total Current Liabilities	675.8	634.8
Long-term debt	450.6	221.6
Long-term deferred tax liabilities	46.3	60.2
Accrued pension liabilities	8.5	9.6
Operating lease liabilities, non-current	22.2	23.6
Other long-term liabilities	42.8	41.4
Total Liabilities	1,246.2	991.2

Equity
Common stock, par value $0.01 per share – 150,000,000 shares authorized, 36,375,301 and 36,185,829 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	0.4	0.4
Additional paid-in capital	753.3	780.8
Treasury stock; 760,782 shares at both June 30, 2021 and December 31, 2020	(19.3)	(19.3)
Retained earnings	851.2	808.4
Accumulated other comprehensive (loss) income	(9.2)	2.4
Total Chart Industries, Inc. Shareholders’ Equity	1,576.4	1,572.7
Noncontrolling interests	7.4	6.6
Total Equity	1,583.8	1,579.3
TOTAL LIABILITIES AND EQUITY	$2,830.0	$2,570.5
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales	$322.0	$289.5	$610.5	$591.4
Cost of sales	238.8	206.2	443.4	425.8
Gross profit	83.2	83.3	167.1	165.6
Selling, general, and administrative expenses	48.0	43.5	94.2	96.0
Amortization expense	9.6	14.0	18.4	28.0
Operating expenses	57.6	57.5	112.6	124.0
Operating income	25.6	25.8	54.5	41.6
Interest expense, net	2.2	7.6	4.2	14.8
Unrealized loss (gain) on investments in equity securities	12.5	(1.0)	9.2	3.8
Financing costs amortization	1.1	1.1	2.3	2.1
Foreign currency loss and other	1.7	1.2	1.5	1.5
Income from continuing operations before income taxes	8.1	16.9	37.3	19.4
Income tax expense	1.3	2.2	4.4	2.6
Net income from continuing operations	6.8	14.7	32.9	16.8
Income from discontinued operations, net of tax	—	6.3	—	12.7
Net income	6.8	21.0	32.9	29.5
Less: Income attributable to noncontrolling interests of continuing operations, net of taxes	0.3	0.9	0.8	0.9
Net income attributable to Chart Industries, Inc.	$6.5	$20.1	$32.1	$28.6
Net income attributable to Chart Industries, Inc.
Income from continuing operations	$6.5	$13.8	$32.1	$15.9
Income from discontinued operations, net of tax	—	6.3	—	12.7
Net income attributable to Chart Industries, Inc.	$6.5	$20.1	$32.1	$28.6

Basic earnings per common share attributable to Chart Industries, Inc.:
Income from continuing operations	$0.18	$0.39	$0.90	$0.45
Income from discontinued operations	—	0.18	—	0.36
Net income attributable to Chart Industries, Inc.	$0.18	$0.57	$0.90	$0.81
Diluted earnings per common share attributable to Chart Industries, Inc.
Income from continuing operations	$0.16	$0.39	$0.79	$0.45
Income from discontinued operations	—	0.18	—	0.35
Net income attributable to Chart Industries, Inc.	$0.16	$0.57	$0.79	$0.80
Weighted-average number of common shares outstanding:
Basic	35.61	35.18	35.58	35.48
Diluted	40.81	35.31	40.72	35.66

Comprehensive income, net of taxes	$14.4	$28.9	$21.3	$27.5
Less: Comprehensive income attributable to noncontrolling interests, net of taxes	0.3	0.9	0.8	0.9
Comprehensive income attributable to Chart Industries, Inc., net of taxes	$14.1	$28.0	$20.5	$26.6

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in millions)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$32.9	$29.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39.3	47.5
Interest accretion of convertible notes discount	—	3.9
Employee share-based compensation expense	5.8	4.9
Financing costs amortization	2.3	2.1
Unrealized foreign currency transaction gain	(2.9)	(1.1)
Unrealized loss on investments in equity securities	9.2	3.8
Other non-cash operating activities	1.7	3.5
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(19.4)	18.1
Inventories	(65.1)	(29.2)
Unbilled contract revenues and other assets	(36.5)	13.3
Accounts payable and other liabilities	(4.4)	(21.8)
Customer advances and billings in excess of contract revenue	8.8	5.8
Net Cash (Used In) Provided By Operating Activities	(28.3)	80.3
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(55.0)	—
Investments	(52.9)	—
Capital expenditures	(26.7)	(21.0)
Proceeds from sale of assets	—	0.8
Government grants	0.3	—
Net Cash Used In Investing Activities	(134.3)	(20.2)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	424.1	93.5
Repayments on revolving credit facilities	(192.5)	(121.4)
Repayments on term loan	—	(5.6)
Payments for debt issuance costs	—	(1.9)
Proceeds from exercise of stock options	6.6	2.6
Common stock repurchases from share-based compensation plans	(3.2)	(1.7)
Common stock repurchases (1)	—	(19.3)
Net Cash Provided By (Used In) Financing Activities	235.0	(53.8)
Effect of exchange rate changes on cash and cash equivalents	0.3	(2.8)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents (2)	72.7	3.5
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period (3)	126.1	120.0
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD (3)	$198.8	$123.5

(1)Includes $19.3 in shares repurchased through our share repurchase program. On March 11, 2021, the share repurchase program expired with no further repurchases. Refer to Note 1, “Basis of Preparation” for further information.
(2)Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents represents cash flows of consolidated operations for all periods presented. For cash flows of discontinued operations, refer to Note 2, “Discontinued Operations.”
(3)Includes restricted cash and restricted cash equivalents of $1.0 in other current assets as of both June 30, 2021 and December 31, 2020 and $1.0 in other assets as of both June 30, 2020 and December 31, 2019. For further information regarding restricted cash and restricted cash equivalents balances, refer to Note 9, “Debt and Credit Arrangements.”

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Dollars in millions)

	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests
	Shares Outstanding	Amount		Treasury Stock	Retained Earnings			Total Equity
Balance at December 31, 2020	36.19	$0.4	$780.8	$(19.3)	$808.4	$2.4	$6.6	$1,579.3
Net income	—	—	—	—	25.6	—	0.5	26.1
Cumulative effect of change in accounting principle (1)	—	—	(36.9)	—	10.7	—	—	(26.2)
Other comprehensive loss	—	—	—	—	—	(19.2)	—	(19.2)
Share-based compensation expense	—	—	3.4	—	—	—	—	3.4
Common stock issued from share-based compensation plans	0.18	—	5.6	—	—	—	—	5.6
Common stock repurchases from share-based compensation plans	(0.02)	—	(3.0)	—	—	—	—	(3.0)
Other	—	—	0.1	—	—	—	(0.1)	—
Balance at March 31, 2021	36.35	0.4	750.0	(19.3)	844.7	(16.8)	7.0	1,566.0
Net income	—	—	—	—	6.5	—	0.3	6.8
Other comprehensive income	—	—	—	—	—	7.6	—	7.6
Share-based compensation expense	—	—	2.4	—	—	—	—	2.4
Common stock issued from share-based compensation plans	0.03	—	0.9	—	—	—	—	0.9
Other	—	—	—	—	—	—	0.1	0.1
Balance at June 30, 2021	36.38	$0.4	$753.3	$(19.3)	$851.2	$(9.2)	$7.4	$1,583.8

	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Non-controlling Interests
	Shares Outstanding	Amount		Treasury Stock	Retained Earnings			Total Equity
Balance as of December 31, 2019	35.80	$0.4	$762.8	$—	$500.3	$(35.9)	$4.8	$1,232.4
Net income	—	—	—	—	8.5	—	—	8.5
Other comprehensive loss	—	—	—	—	—	(9.9)	—	(9.9)
Share-based compensation expense	—	—	2.9	—	—	—	—	2.9
Common stock issued from share-based compensation plans	0.16	—	2.0	—	—	—	—	2.0
Common stock repurchases (2)	—	—	—	(19.3)	—	—	—	(19.3)
Common stock repurchases from share-based compensation plans	(0.01)	—	(1.7)	—	—	—	—	(1.7)
Balance at March 31, 2020	35.95	0.4	766.0	(19.3)	508.8	(45.8)	4.8	1,214.9
Net income	—	—	—	—	20.1	—	0.9	21.0
Other comprehensive income	—	—	—	—	—	7.9	—	7.9
Share-based compensation expense	—	—	2.0	—	—	—	—	2.0
Common stock issued from share-based compensation plans	0.04	—	0.6	—	—	—	—	0.6
Balance at June 30, 2020	35.99	$0.4	$768.6	$(19.3)	$528.9	$(37.9)	$5.7	$1,246.4
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2021
(Dollars and shares in millions, except per share amounts)

NOTE 1 — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its consolidated subsidiaries (herein referred to as the “Company,” “Chart,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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
Reclassifications: As discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, on October 1, 2020, we closed on the sale of our cryobiological products business to Cryoport, Inc. (CYRX) (refer to Note 2, “Discontinued Operations” for further information). Furthermore, we reorganized our reporting structure such that the composition of our reportable segments changed effective October 1, 2020 (refer to Note 3, “Reportable Segments” for further information). As such, certain reclassifications have been made to the statements of income and comprehensive income for the three and six months ended June 30, 2020 and certain notes to the unaudited condensed consolidated financial statements in order to conform to the 2021 presentation.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2021
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
As a result of the adoption of ASU 2020-06, our convertible notes due November 2024 are no longer bifurcated into separate liability and equity components in our June 30, 2021 condensed consolidated balance sheet. Rather, the $258.8 principal amount of our convertible notes due November 2024 was classified as a liability only in our June 30, 2021 condensed consolidated balance sheet. Upon adoption of ASU 2020-06, we recorded an adjustment to the convertible notes liability component, equity component (additional paid-in-capital) and retained earnings. This adjustment was calculated based on the carrying amount of the convertible notes as if it had always been treated as a liability only. Furthermore, we recorded an adjustment to the debt issuance costs contra liability and equity (additional paid-in-capital) components under the same premise, i.e. as if debt issuance costs had always been treated as a contra liability only. Lastly, we derecognized deferred income taxes associated with the convertible notes debt discount and adjusted deferred incomes taxes relative to unamortized debt issuance costs associated with our convertible notes due November 2024.
Interest expense related to the accretion of our convertible notes due November 2024 is no longer recognized. Interest accretion of convertible notes discount and net income from continuing operations attributable to Chart Industries, Inc. for the three months ended June 30, 2021 would have been $2.1 and $4.9, respectively, without the adoption of ASU 2020-06. As such, net income from continuing operations attributable to Chart Industries, Inc. per common share (both basic and diluted) for the three months ended June 30, 2021 is $0.04 higher due to the effect of adoption of ASU 2020-06.
Interest accretion of convertible notes discount and net income from continuing operations attributable to Chart Industries, Inc. for the six months ended June 30, 2021 would have been $4.1 and $28.9, respectively, without the adoption of ASU 2020-06. As such, net income from continuing operations attributable to Chart Industries, Inc. per common share for the six months ended June 30, 2021 is $0.09 (basic) and $0.08 (diluted) higher due to the effect of adoption of ASU 2020-06.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2021
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2021
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
Summarized Financial Information of Discontinued Operations
The following table represents income from discontinued operations, net of tax:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Sales	$20.9	$40.1
Cost of sales	11.8	21.9
Selling, general and administrative expenses	1.5	2.9
Operating income (1)	7.6	15.3
Income before income taxes from discontinued operations	8.0	15.7
Income tax expense	1.7	3.0
Income from discontinued operations, net of tax	$6.3	$12.7
________________
(1)Includes depreciation expense of $0.3 and $0.6 for the three and six months ended June 30, 2020.
The following table represents a summary of cash flows related to discontinued operations:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Net cash provided by (used in):
Operating activities	$7.7	$14.9
Investing activities	—	(0.1)
Net cash provided by discontinued operations	$7.7	$14.8
NOTE 3 — Reportable Segments
As reported in our Annual Report on Form 10-K for the year ended December 31, 2020, the structure of our internal organization is divided into the following four reportable segments, which are also our operating segments: Cryo Tank Solutions, Heat Transfer Systems, Specialty Products and Repair, Service & Leasing.
Our Cryo Tank Solutions segment, which has principal operations in the United States, Europe and Asia, supplies bulk, microbulk and mobile equipment used in the storage, distribution, vaporization, and application of industrial gases and other applications. Our Heat Transfer Systems segment, which has principal operations in the United States, Europe and India, supplies mission critical engineered equipment and systems used in the separation, liquefaction, and purification of hydrocarbon and industrial gases that span gas-to-liquid applications. Our Specialty Products segment with locations globally supplies products used in our specialty market applications including hydrogen and helium equipment, HLNG vehicle tanks, carbon capture, utilization, and storage (“CO2 Capture”), food and beverage, space exploration, lasers, cannabis and water treatment, amongst others. Our Repair, Service & Leasing segment, which includes repair and service centers globally, provides installation, service, repair, maintenance, and refurbishment of cryogenic products as well as global equipment leasing solutions.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

We evaluate performance and allocate resources based on operating income as determined in our condensed consolidated statements of income and comprehensive income.
Segment Financial Information

	Three Months Ended June 30, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales to external customers	$97.8	$65.2	$106.8	$54.6	$(2.4)	$—	$322.0
Depreciation and amortization expense	3.8	9.5	3.4	2.7	—	0.4	19.8
Operating income (loss) (1) (2)	13.4	(0.5)	23.4	5.6	—	(16.3)	25.6

	Three Months Ended June 30, 2020
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales to external customers	$105.3	$97.3	$48.6	$40.1	$(1.8)	$—	$289.5
Depreciation and amortization expense	4.6	14.2	1.0	3.0	—	0.5	23.3
Operating income (loss) (1)	15.9	7.2	11.7	7.6	—	(16.6)	25.8

	Six Months Ended June 30, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales to external customers	$201.7	$134.4	$184.1	$96.0	$(5.7)	$—	$610.5
Depreciation and amortization expense	7.7	19.0	6.5	5.3	—	0.8	39.3
Operating income (loss) (1) (2)	29.0	3.4	41.3	13.9	—	(33.1)	54.5

	Six Months Ended June 30, 2020
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales to external customers	$203.3	$210.2	$101.5	$80.8	$(4.4)	$—	$591.4
Depreciation and amortization expense	9.0	28.3	2.4	6.3	—	0.9	46.9
Operating income (loss) (1)	27.5	12.7	25.5	12.2	—	(36.3)	41.6
_______________
(1)Restructuring costs for the:
•three months ended June 30, 2021 were $0.3 ($0.3 - Heat Transfer Systems).
•three months ended June 30, 2020 were $5.6 ($1.1 - Cryo Tank Solutions, $2.9 - Heat Transfer Systems, $1.6 - Corporate).
•six months ended June 30, 2021 were $1.0 ($0.3 - Cryo Tank Solutions, $0.7 - Heat Transfer Systems).
•six months ended June 30, 2020 were $10.8 ($2.9 - Cryo Tank Solutions, $5.7 - Heat Transfer Systems, $2.2 - Corporate).
(2)Includes acquisition-related contingent consideration adjustments of $1.2 and $2.0 in our Specialty Products segment for the three and six months ended June 30, 2021, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

Sales by Geography

	Three Months Ended June 30, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$34.4	$42.2	$43.3	$29.5	$(1.0)	$148.4
Europe, Middle East, Africa and India	32.7	8.8	53.3	9.1	(0.7)	103.2
Asia-Pacific	29.1	14.0	9.6	15.9	(0.7)	67.9
Rest of the World	1.6	0.2	0.6	0.1	—	2.5
Total	$97.8	$65.2	$106.8	$54.6	$(2.4)	$322.0

	Three Months Ended June 30, 2020
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$43.7	$71.1	$26.1	$28.3	$(0.9)	$168.3
Europe, Middle East, Africa and India	32.2	10.2	19.9	9.8	(0.5)	71.6
Asia-Pacific	28.4	15.8	2.5	1.9	(0.4)	48.2
Rest of the World	1.0	0.2	0.1	0.1	—	1.4
Total	$105.3	$97.3	$48.6	$40.1	$(1.8)	$289.5

	Six Months Ended June 30, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$75.5	$88.5	$69.4	$58.5	$(2.7)	$289.2
Europe, Middle East, Africa and India	70.4	16.6	98.9	19.6	(1.7)	203.8
Asia-Pacific	53.3	28.8	15.2	17.7	(1.3)	113.7
Rest of the World	2.5	0.5	0.6	0.2	—	3.8
Total	$201.7	$134.4	$184.1	$96.0	$(5.7)	$610.5

	Six Months Ended June 30, 2020
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$84.3	$153.3	$51.0	$60.4	$(2.2)	$346.8
Europe, Middle East, Africa and India	66.5	19.7	45.5	16.5	(1.2)	147.0
Asia-Pacific	48.5	36.7	4.7	3.6	(0.9)	92.6
Rest of the World	4.0	0.5	0.3	0.3	(0.1)	5.0
Total	$203.3	$210.2	$101.5	$80.8	$(4.4)	$591.4
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

segments. Furthermore, since finite-lived intangible assets are excluded from total assets of reportable segments while amortization expense is allocated to each of our reportable segments, amortization expense by segment inherently does not align with the related amortizable intangible assets of the reportable segments.

	June 30, 2021	December 31, 2020
Cryo Tank Solutions	$400.4	$399.2
Heat Transfer Systems	243.0	247.2
Specialty Products	265.6	178.3
Repair, Service & Leasing	175.2	142.6
Total assets of reportable segments	1,084.2	967.3
Goodwill (1)	896.1	865.9
Identifiable intangible assets, net (1)	491.0	493.1
Corporate	358.7	244.2
Total	$2,830.0	$2,570.5
_______________
(1)See Note 8, “Goodwill and Intangible Assets,” for further information related to goodwill and identifiable intangible assets, net.
NOTE 4 — Revenue
Disaggregation of Revenue
The following tables represent a disaggregation of revenue by timing of revenue along with the reportable segment for each category:

	Three Months Ended June 30, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$89.8	$5.2	$73.4	$37.8	$(1.5)	$204.7
Over time	8.0	60.0	33.4	16.8	(0.9)	117.3
Total	$97.8	$65.2	$106.8	$54.6	$(2.4)	$322.0

	Three Months Ended June 30, 2020
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$94.4	$8.1	$32.6	$25.9	$(0.7)	$160.3
Over time	10.9	89.2	16.0	14.2	(1.1)	129.2
Total	$105.3	$97.3	$48.6	$40.1	$(1.8)	$289.5

	Six Months Ended June 30, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$188.5	$10.8	$135.3	$64.5	$(4.4)	$394.7
Over time	13.2	123.6	48.8	31.5	(1.3)	215.8
Total	$201.7	$134.4	$184.1	$96.0	$(5.7)	$610.5

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

	Six Months Ended June 30, 2020
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$184.2	$15.2	$71.4	$53.9	$(2.2)	$322.5
Over time	19.1	195.0	30.1	26.9	(2.2)	268.9
Total	$203.3	$210.2	$101.5	$80.8	$(4.4)	$591.4
Refer to Note 3, “Reportable Segments,” for a table of revenue by reportable segment disaggregated by geography.
Contract Balances
The following table represents changes in our contract assets and contract liabilities balances:

	June 30, 2021	December 31, 2020	Year-to-date Change ($)	Year-to-date Change (%)
Contract assets
Accounts receivable, net of allowances	$220.0	$200.8	$19.2	9.6%
Unbilled contract revenue	68.2	79.4	(11.2)	(14.1)%

Contract liabilities
Customer advances and billings in excess of contract revenue	$126.1	$118.9	$7.2	6.1%
Long-term deferred revenue	1.0	1.9	(0.9)	(47.4)%
Revenue recognized for the three months ended June 30, 2021 and 2020, that was included in the contract liabilities balance at the beginning of each year was $25.1 and $34.8, respectively. Revenue recognized for the six months ended June 30, 2021 and 2020, that was included in the contract liabilities balance at the beginning of each year was $77.6 and $51.9, respectively. The amount of revenue recognized during the three and six months ended June 30, 2021 from performance obligations satisfied or partially satisfied in previous periods as a result of changes in the estimates of variable consideration related to long-term contracts, was not significant.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, and excludes unexercised contract options and potential orders. As of June 30, 2021, the estimated revenue expected to be recognized in the future related to remaining performance obligations was $1,083.9. We expect to recognize revenue on approximately 79.6% of the remaining performance obligations over the next 12 months and with the remaining over the next few years thereafter.
NOTE 5 — Investments
Investments in equity securities
We measure certain of our investments in equity securities at fair value on a recurring basis. Furthermore, we categorize these investments in equity securities according to the fair value hierarchy as defined in Note 2, “Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2020. Mark-to-market fair value adjustments in these investments in equity securities are classified as unrealized loss (gain) on investments in equity securities in our condensed consolidated statements of income and comprehensive income.
For certain other investments in equity securities that are not measured at fair value on a recurring basis, we measure such investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
For additional information, see Note 6, “Investments” in our Annual report on form 10-K for the year ended December 31, 2020.
The following table summarizes the components of our investments in equity securities:

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

	Investment in Equity Securities, Level 1 (1)	Investment in Equity Securities, Level 2 (1)	Subtotal	Investments in Equity Securities, All Others (3)	Investments in Equity Securities, Total
Balance at December 31, 2020	$53.8	$4.1	$57.9	$15.7	$73.6
New investments (2)	—	—	—	45.0	45.0
(Decrease) increase in fair value of investments in equity securities	(19.8)	10.6	(9.2)	—	(9.2)
Foreign currency translation (losses) gains	(1.6)	—	(1.6)	0.4	(1.2)
Balance at June 30, 2021	$32.4	$14.7	$47.1	$61.1	$108.2
_______________
(1)Our investment in McPhy (Euronext Paris: MCPHY - ISIN; FR001742329) represents a Level 1 investment while our investment in Stabilis Energy, Inc. represents a Level 2 investment. For the three and six months ended June 30, 2021, we recognized an unrealized loss of $17.2 and $19.8, respectively, in our Level 1 investment and an unrealized gain of $4.7 and $10.6, respectively, in our Level 2 investment.
(2)During the second quarter of 2021, we completed an investment in Earthly Labs Inc. (“Earthly Labs”) in the amount of $5.0 for approximately 15% of its equity. Earthly Labs is the leading provider of small-scale carbon capture systems offering an affordable, small footprint technology platform called “CiCi ®” to capture, recycle, reuse, track and sell CO2. Earthly Labs proprietary approach includes hardware, software and services to address half of all existing carbon dioxide emissions from industrial sources while converting molecules to value.
During the first quarter of 2021, we completed an investment in Transform Materials LLC (“Transform Materials”) in the amount of $25.0 for approximately 5% of its equity. Transform Materials is a sustainable chemical technology company that uses microwave plasma to convert natural gas into acetylene and hydrogen. Its highly selective, cost-effective, net-carbon-negative process converts the methane in natural gas into high-value products suitable for direct use or downstream reactions.
Also, during the first quarter of 2021, we completed an investment in Svante Inc. (“Svante”) in the amount of $15.0 for under 10% of its capital stock on a fully diluted basis. Svante offers companies in emissions-intensive industries a commercially viable way to capture large-scale CO2 emissions from existing infrastructure, either for safe storage or to be recycled for further industrial use in a closed loop.
(3)Our investments in HTEC Hydrogen Technology & Energy Corporation, Svante, Transform Materials and Earthly Labs are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.
Equity method accounting investments
Our equity investments accounted for under the equity method of accounting include a 50% ownership interest in a joint venture with Hudson Products de Mexico S.A. de CV which totaled $2.9 and $2.8 at June 30, 2021 and December 31, 2020, respectively. This investment is operated and managed by our joint venture partner and as such, we do not have control over the joint venture and therefore it is not consolidated. Additionally, we have a 25% ownership interest in Liberty LNG, which was valued at $2.3 and $2.1 at June 30, 2021 and December 31, 2020, respectively.
During the second quarter of 2021, on May 19, 2021, we completed an investment in Cryomotive GmbH (“Cryomotive”) in the amount of 6.5 million euros (equivalent to $7.9) for a 24.9% ownership interest. Our equity method investment in Cryomotive was $7.7 at June 30, 2021. Cryomotive is a leading green-tech mobility startup in Germany developing a disruptive clean hydrogen storage and refueling technology platform focused on compressed cold hydrogen and cryogenic high-pressure storage. Cryomotive’s proprietary CcH2 CRYOGAS technology aims to decarbonize long-haul commercial vehicles while keeping the range and fueling times similar to diesel powered vehicles.
Our equity in earnings from these equity method accounting investments were not material for the periods presented.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 6 — Leases
As of June 30, 2021 and December 31, 2020, operating right-of-use (“ROU”) assets and lease liabilities were $27.5 and $27.2 ($5.0 of which was current) and $29.0 and $28.7 ($5.1 of which was current), respectively. The weighted-average remaining term for lease contracts was 5.2 years at June 30, 2021, with maturity dates ranging from July 2021 to February 2029. The weighted-average discount rate was 2.3% at June 30, 2021. ROU assets are classified as property, plant and equipment, net in the condensed consolidated balance sheets.
We incurred $3.0 of rental expense under operating leases for both the three months ended June 30, 2021 and 2020, and $6.0 and $5.9 for the six months ended June 30, 2021 and 2020, respectively. Certain operating leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight-line basis over the minimum lease term. Adjustments for straight-line rental expense for the respective periods was not material and as such, the majority of expense recognized was reflected in cash provided by operating activities for the respective periods. This expense consisted primarily of payments for base rent on building and equipment leases. Payments related to short-term lease costs and taxes and variable service charges on leased properties were immaterial. In addition, we have the right, but no obligation, to renew certain leases for various renewal terms.
The following table summarizes future minimum lease payments for non-cancelable operating leases as of June 30, 2021:

2021	$3.8
2022	6.4
2023	5.8
2024	5.3
2025	4.5
Thereafter (1)	3.6
Total future minimum lease payments	$29.4
_______________
(1)     As of June 30, 2021, future minimum lease payments for non-cancelable operating leases for the period subsequent to 2025 relate to eight leased facilities.
NOTE 7 — Inventories
The following table summarizes the components of inventory:

	June 30, 2021	December 31, 2020
Raw materials and supplies	$161.2	$124.7
Work in process	68.1	57.8
Finished goods	80.8	65.9
Total inventories, net	$310.1	$248.4
The allowance for excess and obsolete inventory balance at June 30, 2021 and December 31, 2020 was $9.9 and $9.7, respectively. For discussion regarding the change in inventories, net, refer to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 8 — Goodwill and Intangible Assets
Goodwill
The following table represents the changes in goodwill by segment:

	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Consolidated
Balance at December 31, 2020	$93.2	$435.2	$172.4	$165.1	$865.9
Goodwill acquired during the period (1)	—	—	34.5	—	34.5
Foreign currency translation adjustments and other	(3.4)	(1.9)	0.1	—	(5.2)
Purchase price adjustments (2)	—	—	0.9	—	0.9
Balance at June 30, 2021	$89.8	$433.3	$207.9	$165.1	$896.1
_______________
(1)For further information regarding goodwill acquired and the purchase price adjustments during the period refer to Note 11, “Business Combinations.”
(2)During the first six months of 2021, we recorded purchase price adjustments that decreased goodwill by $0.9 in Specialty Products related to the Blue-In-Green, LLC acquisition.
Amounts included in accumulated goodwill impairment loss at both June 30, 2021 and December 31, 2020 were $129.0 ($23.5 - Cryo Tank Solutions, $49.3 - Heat Transfer Systems, $35.8 - Specialty Products, $20.4 - Repair, Service & Leasing).
Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill) (1):

		June 30, 2021		December 31, 2020
	Weighted-average Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	13 years	$311.6	$(71.2)	$302.5	$(59.9)
Unpatented technology	12 years	115.5	(26.9)	110.4	(22.3)
Patents and other	6 years	5.0	(0.2)	8.4	(1.8)
Trademarks and trade names	13 years	3.5	(1.7)	3.6	(1.4)
Land use rights	50 years	11.2	(1.5)	11.1	(1.4)
Total finite-lived intangible assets	14 years	446.8	(101.5)	436.0	(86.8)
Indefinite-lived intangible assets:
Trademarks and trade names		145.7	—	143.9	—
Total intangible assets		$592.5	$(101.5)	$579.9	$(86.8)
_______________
(1)Amounts include the impact of foreign currency translation. Fully amortized or impaired amounts are written off.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

Amortization expense for intangible assets subject to amortization was $9.6 and $14.0 for the three months ended June 30, 2021 and 2020, respectively, and $18.4 and $28.0 for the six months ended June 30, 2021 and 2020, respectively. We estimate amortization expense to be recognized during the next five years as follows:

For the Year Ending December 31,
2021	$37.2
2022	36.1
2023	35.6
2024	35.2
2025	34.3
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
China Government Grants are presented in our unaudited condensed consolidated balance sheets as follows:

	June 30, 2021	December 31, 2020
Current	$0.5	$0.5
Long-term	7.3	7.3
Total China Government Grants	$7.8	$7.8
NOTE 9 — Debt and Credit Arrangements
Summary of Outstanding Borrowings
The following table represents the components of our borrowings:

	June 30, 2021	December 31, 2020
Senior secured revolving credit facility and term loan:
Term loan due June 2024 (1)	$103.1	$103.1
Senior secured revolving credit facility due June 2024 (2) (3)	351.8	123.5
Unamortized debt issuance costs	(4.3)	(5.0)
Senior secured revolving credit facility and term loan, net of debt issuance costs	450.6	221.6

Convertible notes due November 2024:
Principal amount	258.8	258.8
Unamortized discount (4)	—	(34.8)
Unamortized debt issuance costs	(3.3)	(3.1)
Convertible notes due November 2024, net of unamortized discount and debt issuance costs	255.5	220.9
Total debt, net of unamortized discount and debt issuance costs	706.1	442.5
Less: current maturities	255.5	220.9
Long-term debt	$450.6	$221.6
_______________
(1)As of June 30, 2021, there were $103.1 in borrowings outstanding under the term loan due June 2024, which is due at maturity, bearing an interest rate of 2.0% (2.5% as of December 31, 2020).

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

(2)The senior secured revolving credit facility due 2024 includes $100.0 sub limit for letters of credit, a $250.0 sub limit for discretionary letters of credit and $50.0 sub limit for swingline loans. As of June 30, 2021, there were $351.8 in borrowings outstanding under the senior secured revolving credit facility due 2024 bearing a weighted-average interest rate of 1.9% (2.1% as of December 31, 2020) and $45.2 in letters of credit and bank guarantees outstanding supported by the senior secured revolving credit facility due 2024. As of June 30, 2021, the senior secured revolving credit facility due 2024 had availability of $153.0.
(3)A portion of borrowings outstanding under our senior secured revolving credit facility due 2024 are denominated in euros (“EUR Revolver Borrowings”). EUR Revolver Borrowings outstanding were 86.5 million euros (equivalent to $102.8) and 74.5 million euros (equivalent to $91.4) at June 30, 2021 and December 31, 2020, respectively. During the three and six months ended June 30, 2021, we recognized an unrealized foreign currency gain of $8.9 and $5.0, respectively, relative to the translation of the EUR Revolver Borrowings outstanding during the reporting period. This unrealized foreign currency gain is classified as foreign currency loss and other in the condensed consolidated statements of income for the three and six months ended June 30, 2021.
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
Significant financial covenants for the 2024 Credit Facilities include financial maintenance covenants that, as of the last day of any fiscal quarter ending on and after June 30, 2019, (i) require the ratio of the amount of Chart and its subsidiaries’ consolidated total net indebtedness to consolidated EBITDA to be less than specified maximum ratio levels and (ii) require the ratio of the amount of Chart and its subsidiaries’ consolidated EBITDA to consolidated cash interest expense to be greater than a specified minimum ratio level. The 2024 Credit Facilities include a number of other customary covenants including, but not limited to, restrictions on our ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations and pay dividends or distributions. At June 30, 2021, we were in compliance with all covenants.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

We recorded $6.1 in deferred debt issuance costs in conjunction with the 2024 Credit Facilities, which is included in long-term debt in the unaudited condensed consolidated balance sheet at June 30, 2021, associated with the term loan, which is being amortized over its five-year term beginning in July 2019.
We paid $11.9 in deferred debt issuance costs related to the SSRCF. Deferred debt issuance costs are presented in other assets in the unaudited condensed consolidated balance sheets and are being amortized over the term of the SSRCF. At June 30, 2021, unamortized debt issuance costs associated with the SSRCF were $6.7.
The following table summarizes interest expense and financing costs amortization related to the 2024 Credit Facilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense, term loan due June 2024	$0.5	$4.0	$1.1	$8.2
Interest expense, senior secured revolving credit facility due June 2024	1.3	0.6	2.0	1.2
Interest expense, senior secured revolving credit facility and term loan due June 2024	$1.8	$4.6	$3.1	$9.4

Financing costs amortization, senior secured revolving credit facility and term loan due June 2024	$0.8	$0.9	$1.8	$1.7
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
Prior to December 31, 2020, a conversion of the 2024 Notes could have been settled in cash, shares of our common stock or a combination of cash and shares of our common stock, at our election (subject to, and in accordance with, the settlement provisions of the Indenture). After December 31, 2020, a conversion of the 2024 Notes may be settled in either (1) cash or (2) cash for the principal amount of the 2024 Notes and any combination of cash and shares for the excess settlement amount above the principal amount of the 2024 Notes, at our election (subject to, and in accordance with, the settlement provisions of the Indenture and Supplemental Indenture). The initial conversion rate for the 2024 Notes is 17.0285 shares of common stock (subject to adjustment as provided for in the Indenture) per $1,000 principal amount of the 2024 Notes, which is equal to an initial conversion price of approximately $58.725 per share, representing a conversion premium of approximately 35% above the closing price of our common stock of $43.50 per share on October 31, 2017. In addition, following certain corporate events that occur prior to the maturity date as described in the Indenture, we will pay a make-whole premium by increasing the conversion rate for a holder who elects to convert its 2024 Notes in connection with such a corporate event in certain circumstances. For purposes of calculating earnings per share, if the average market price of our common stock exceeds the applicable conversion price during the periods reported, shares contingently issuable under the 2024 Notes will have a dilutive effect with respect to our common stock. Since our closing common stock price of $146.32 at the end of the period exceeded the conversion price of $58.725, the if-converted value exceeded the principal amount of the 2024 Notes by approximately $386.0 at June 30, 2021. As described below, we entered into convertible note hedge transactions, which are expected to reduce the potential dilution with respect to our common stock upon conversion of the 2024 Notes.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

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
As of July 1, 2021, the 2024 Notes continue to be convertible at the option of the shareholders. This conversion right, which will remain available until September 30, 2021, was triggered since the closing price of our common stock was greater than or equal to $76.3425 (130% of the conversion price of the 2024 Notes) for at least 20 trading days during the last 30 trading days ending on June 30, 2021. Since the holders of the 2024 Notes could potentially convert their 2024 Notes at their option during the three month period subsequent to June 30, 2021, the $258.8 principal amount of the 2024 Notes was classified as a current liability in the consolidated balance sheet at June 30, 2021. As of December 31, 2020, the 2024 Notes were convertible at the option of the holders, and the liability component of the 2024 Notes was classified as a current liability. We will reassess the convertibility of the 2024 Notes and the related balance sheet classification on a quarterly basis. There have been no conversions as of the date of this filing.
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
After the adoption of ASU 2020-06, our convertible notes due November 2024 are no longer bifurcated into separate liability and equity components in our June 30, 2021 condensed consolidated balance sheet. Rather, the $258.8 principal amount of our convertible notes due November 2024 was classified as a liability only in our June 30, 2021 condensed consolidated balance sheet. Upon adoption of ASU 2020-06 and transition, we recorded an adjustment to the convertible notes liability component, equity component (additional paid-in-capital) and retained earnings. This adjustment was calculated based on the carrying amount of the convertible notes as if it had always been treated as a liability only. Refer to Note 1, “Basis of Preparation” for further discussion.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

The following table summarizes interest accretion of the 2024 Notes discount, 1.0% contractual interest coupon and financing costs amortization associated with the 2024 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
2024 Notes, interest accretion of convertible notes discount	$—	$2.0	$—	$3.9
2024 Notes, 1.0% contractual interest coupon	0.7	0.7	1.3	1.3
2024 Notes, total interest expense	$0.7	$2.7	$1.3	$5.2

2024 Notes, financing costs amortization	$0.3	$0.2	$0.5	$0.4
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
Foreign Facilities
In various markets where we do business, we have local credit facilities to meet local working capital demands, fund letters of credit and bank guarantees, and support other short-term cash requirements. The facilities generally have variable interest rates and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. We are permitted to borrow up to USD equivalent $77.2 under certain of our foreign facilities. As of June 30, 2021 and December 31, 2020 there were none outstanding in USD equivalent in borrowings outstanding under these facilities.
Certain of our foreign facilities allow us to request bank guarantees and letters of credit. None of these facilities allow revolving credit borrowings. We have foreign letters of credit and bank guarantees that totaled USD equivalent $51.4 and $47.7 as of June 30, 2021 and December 31, 2020, respectively.
Letters of Credit
Chart Energy & Chemicals, Inc., a wholly-owned subsidiary of the Company, had $1.0 in deposits in a bank outside of the SSRCF to secure letters of credit. The deposits are treated as restricted cash and restricted cash equivalents in the unaudited condensed consolidated balance sheets $1.0 in other current assets at both June 30, 2021 and December 31, 2020.
Fair Value Disclosures
The fair value of the 2024 Notes was approximately 255% and 210% of their par value as of June 30, 2021 and December 31, 2020, respectively. The 2024 Notes are actively quoted instruments and, accordingly, the fair value of the 2024 Notes was determined using Level 1 inputs.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2021
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
The following table represents changes in our consolidated warranty reserve:

Balance at December 31, 2020	$11.9
Issued – warranty expense	(2.7)
Warranty usage	2.4
Balance at June 30, 2021	$11.6
NOTE 11 — Business Combinations
Cryo Technologies Acquisition
On February 16, 2021, we acquired 100% of the equity interests of Cryogenic Gas Technologies, Inc. (“Cryo Technologies”) for approximately $55.0 in cash (subject to certain customary adjustments), net of $0.6 cash acquired. Cryo Technologies is a global leader in custom engineered process systems to separate, purify, refrigerate, liquefy and distribute high value industrial gases such as hydrogen, helium, argon and hydrocarbons with design capabilities for cold boxes for hydrogen and helium use. The distribution systems Cryo Technologies supplies are located within the helium and hydrogen liquefaction facilities and are inclusive of trailer loading systems, which facilitates the first step in product distribution. The preliminary estimated fair value of the net assets acquired and goodwill at the date of acquisition was $20.5 and $34.5, respectively. The purchase price allocation reported at March 31, 2021 was preliminary and was based on provisional fair values. During the second quarter of 2021 we received and analyzed new information about certain intangible assets and subsequently increased their fair value by $17.6. Net assets includes $19.5 in intangible assets, which consists of customer relationships, unpatented technology, trademarks and trade names, backlog and non-competition agreements. The acquisition consideration allocation is preliminary and shall be further revised as we finalize third-party valuations and other analyses to include identifiable intangible assets during the remainder of the measurement period, which shall not exceed twelve months from the closing of the acquisition.
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
BlueInGreen, LLC Acquisition
On November 3, 2020, we completed the acquisition of BlueInGreen, LLC (“BIG”), a leading dissolved-gas expert providing custom-engineered solutions for water treatment and industrial process applications that delivers tangible economic, social and environmental value. The stock purchase was completed for a purchase price of $20.0 in cash at closing (subject to customary adjustments), plus a potential earn-out not to exceed $6.0. The preliminary estimated fair value of the net assets acquired and goodwill at the date of acquisition was $7.9 and $15.7, respectively. The purchase price allocation reported at December 31, 2020 was preliminary and was based on provisional fair values. During the first six months of 2021, we received and analyzed new information about certain intangible assets and subsequently decreased their estimated fair value by $0.9. Net assets includes $6.2 in intangible assets, which consists of non-compete contracts, unpatented technology, trademarks and trade names, certifications and licenses and customer relationships.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

Alabama Trailers Acquisition
On October 13, 2020, we completed the acquisition of the Theodore, Alabama cryogenic trailer and hydrogen trailer (transport) assets of Worthington Industries, Inc. (NYSE: WOR) for $10.0 in cash (“Alabama Trailers”). Worthington Industries, Inc. exited the hydrogen trailer business and sold the business to Chart at a discount. As a result of the acquisition, we recorded a bargain purchase gain of $5.0. Alabama Trailers designs, manufactures and sells cryogenic trailers and hydrogen trailers used in industrial gas and energy applications.
The purchase price allocations of Cryo Technologies, SES, BIG and Alabama Trailers are preliminary and are based on provisional fair values and subject to revision as we finalize third-party valuations and other analyses. Final determination of the fair values may result in further adjustments to the value of net assets acquired.
Contingent Consideration
The fair value of contingent consideration was $16.9 for SES and $3.2 for BIG at the date of acquisitions and was valued according to a discounted cash flow approach, which included assumptions regarding the probability of achieving certain targets and a discount rate applied to the potential payments. Potential payments are measured between the period commencing July 1, 2021 and ending on December 31, 2028 based on the attainment of certain earnings targets. The potential payments related to both SES and BIG contingent consideration on a combined basis is between $0.0 and $31.0. For the three and six months ended June 30, 2021, the estimated fair value of contingent consideration related to SES increased by $1.3 and $2.0, respectively. For the three months ended June 30, 2021, the estimated fair value of contingent consideration related to BIG decreased by $0.1. For the six months ended June 30, 2021 the estimated fair value of contingent consideration related to BIG was unchanged.
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
The following table represents the changes to our contingent consideration liabilities:

	SES	BIG	Total
Balance at December 31, 2020	$16.9	$3.2	$20.1
Increase in fair value of contingent consideration liabilities	2.0	—	2.0
Balance at June 30, 2021	$18.9	$3.2	$22.1
NOTE 12 — Accumulated Other Comprehensive (Loss) Income
The components of accumulated other comprehensive (loss) income are as follows:

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at March 31, 2021	$(5.8)	$(11.0)	$(16.8)
Other comprehensive income	7.3	—	7.3
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	0.3	0.3
Net current-period other comprehensive income, net of taxes	7.3	0.3	7.6
Balance at June 30, 2021	$1.5	$(10.7)	$(9.2)

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at March 31, 2020	$(35.2)	$(10.6)	$(45.8)
Other comprehensive income	7.5	—	7.5
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	0.4	0.4
Net current-period other comprehensive income, net of taxes	7.5	0.4	7.9
Balance at June 30, 2020	$(27.7)	$(10.2)	$(37.9)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income (loss)
Balance at December 31, 2020	$13.8	$(11.4)	$2.4
Other comprehensive loss	(12.3)	—	(12.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes	—	0.7	0.7
Net current-period other comprehensive (loss) income, net of taxes	(12.3)	0.7	(11.6)
Balance at June 30, 2021	$1.5	$(10.7)	$(9.2)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at December 31, 2019	$(25.0)	$(10.9)	$(35.9)
Other comprehensive loss	(2.7)	—	(2.7)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	0.7	0.7
Net current-period other comprehensive (loss) income, net of taxes	(2.7)	0.7	(2.0)
Balance at June 30, 2020	$(27.7)	$(10.2)	$(37.9)

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 13 — Earnings Per Share
The following table represents calculations of net earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to Chart Industries, Inc.
Income from continuing operations	$6.5	$13.8	$32.1	$15.9
Income from discontinued operations, net of tax	—	6.3	—	12.7
Net income attributable to Chart Industries, Inc.	$6.5	$20.1	$32.1	$28.6

Earnings per common share – basic:
Income from continuing operations	$0.18	$0.39	$0.90	$0.45
Income from discontinued operations	—	0.18	—	0.36
Net income attributable to Chart Industries, Inc.	$0.18	$0.57	$0.90	$0.81

Earnings per common share – diluted:
Income from continuing operations	$0.16	$0.39	$0.79	$0.45
Income from discontinued operations	—	0.18	—	0.35
Net income attributable to Chart Industries, Inc.	$0.16	$0.57	$0.79	$0.80

Weighted average number of common shares outstanding – basic	35.61	35.18	35.58	35.48
Incremental shares issuable upon assumed conversion and exercise of share-based awards	0.31	0.13	0.32	0.18
Incremental shares issuable due to dilutive effect of convertible notes	2.64	—	2.61	—
Incremental shares issuable due to dilutive effect of warrants	2.25	—	2.21	—
Weighted average number of common shares outstanding – diluted	40.81	35.31	40.72	35.66
Diluted earnings per share does not reflect the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Share-based awards	0.06	0.65	0.06	0.51
Convertible note hedge and capped call transactions (1)	2.64	—	2.61	—
Warrants	—	4.41	—	4.41
Total anti-dilutive securities	2.70	5.06	2.67	4.92
 _______________
(1)The convertible note hedge offsets any dilution upon actual conversion of the 2024 Notes up to a common stock price of $71.775 per share. For further information, refer to Note 9, “Debt and Credit Arrangements.”
NOTE 14 — Income Taxes
Income tax expense of $1.3 and $2.2 for the three months ended June 30, 2021 and 2020, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 16.0% and 13.0%, respectively. Income tax expense of $4.4 and $2.6 for the six months ended June 30, 2021 and 2020, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 11.8% and 13.4%, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

The effective income tax rate of 16.0% and 11.8% for the three and six months ended June 30, 2021 differed from the U.S. federal statutory rate of 21% primarily due to losses incurred by some of our foreign operations for which no benefit was recorded, partially offset by the effect of income earned by our certain foreign entities being taxed at higher rates than the U.S. federal statutory rate and excess tax benefits associated with share-based compensation.
The effective income tax rate of 13.0% and 13.4% for the three and six months ended June 30, 2020 differed from the U.S. federal statutory rate of 21% primarily due to losses incurred by certain of our foreign operations for which no benefit was recorded, partially offset by the effect of income earned by certain of our foreign entities being taxed at higher rates than the U.S. federal statutory rate and excess tax benefits associated with share-based compensation.
As of both June 30, 2021 and December 31, 2020, we had a liability for gross unrecognized tax benefits of $1.9. This amount includes $1.3 of unrecognized tax benefits as of both June 30, 2021 and December 31, 2020, which, if ultimately recognized, would reduce our annual effective income tax rate. We recognized interest and penalties of $0.3 related to uncertain tax positions in income tax expense as of June 30, 2021.
NOTE 15 — Share-based Compensation
During the six months ended June 30, 2021, we granted 0.06 stock options, 0.05 restricted stock units and 0.03 performance units. The total fair value of awards granted to employees during the six months ended June 30, 2021 was $12.5. In addition, our non-employee directors received stock awards with a total fair value of $0.2. During the six months ended June 30, 2021, participants in our stock option plans exercised options to purchase 0.12 shares of our common stock.
Stock options generally have a four-year graded vesting period. Restricted stock and restricted stock units generally vest ratably over a three-year period. Performance units generally vest at the end of a three-year performance period based on the attainment of certain pre-determined performance condition targets. During the six months ended June 30, 2021, 0.08 restricted stock and restricted stock units vested and 0.01 performance units vested.
Share-based compensation expense was $2.4 and $2.0 for the three months ended June 30, 2021 and 2020, respectively and $5.8 and $4.9 for the six months ended June 30, 2021 and 2020, respectively. Share-based compensation expense is included in selling, general, and administrative expenses in the unaudited condensed consolidated statements of income and comprehensive income. As of June 30, 2021, total share-based compensation of $15.2 is expected to be recognized over the weighted-average period of approximately 2.2 years.
NOTE 16 — Commitments and Contingencies
Environmental
We are subject to federal, state, local, and foreign environmental laws and regulations concerning, among other matters, waste water effluents, air emissions, and handling and disposal of hazardous materials, such as cleaning fluids. We are involved with environmental compliance, investigation, monitoring, and remediation activities at certain of our owned and formerly owned manufacturing facilities and at one owned facility that is leased to a third party, and, except for these continuing remediation efforts, believe we are currently in substantial compliance with all known environmental regulations. At June 30, 2021 and December 31, 2020, we had undiscounted accrued environmental reserves of $0.2 and $0.3, respectively.
Legal Proceedings
Stainless Steel Cryobiological Tank Legal Proceedings
During the second quarter of 2018, Chart was named in a number of lawsuits (including lawsuits filed in the U.S. District Court for the Northern District of California) filed against Chart and other defendants with respect to the alleged failure of a stainless steel cryobiological storage tank (model MVE 808AF-GB) at the Pacific Fertility Center in San Francisco, California. In May and June of 2021, the first five of the federal lawsuits went to trial, and on June 10, 2021, the jury reached a verdict against Chart in favor of the plaintiffs in those lawsuits in the amount of $14.9, of which 90% ($13.5) is attributable to Chart.
Chart strongly disagrees with the June 10, 2021 verdict. In response to the June 10, 2021 verdict, we intend to file post-trial motions, once the judgment is entered. Additionally, we have the option to file an appeal. While we continue to vigorously contest the result in this case, we have recorded a loss contingency accrual and corresponding charge to net income for $13.5 in the amount of the jury verdict attributable to Chart. The loss contingency accrual is included in other current liabilities in our unaudited condensed consolidated balance sheet at June 30, 2021. Chart expects that any potential loss

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

associated with the verdict will be covered by existing product liability insurance, subject to previously issued reservations of rights by the insurance carriers. Accordingly, we have recorded an offsetting $13.5 loss recovery receivable with a corresponding credit to net income. The loss recovery receivable is included in other current assets in our unaudited condensed consolidated balance sheet at June 30, 2021.
There remain approximately 139 additional individual cases with respect to the Pacific Fertility Center incident on the docket in the U.S. District Court for the Northern District of California, the next five of which are currently scheduled for trial in January 2022. In addition to the cases filed in the U.S. District Court for the Northern District of California, Chart is currently a defendant in 50 individual cases in the San Francisco Superior Court.
We have asserted various defenses against the claims in the lawsuits, which remain in various stages of development, including a defense that since manufacture, we were not in any way involved with the installation, ongoing maintenance or monitoring of the tank or related fertility center cryogenic systems at any time since the initial delivery of the tank. We continue to evaluate the merits of such claims for each specific case in light of the information available to date regarding use, maintenance and operation of the tank that was sold to the Pacific Fertility Center through an independent distributor, and which had been out of our control for six years prior to the alleged failure. Based on our current evaluation of the remaining cases, an accrual related to any damages that may result from the remaining lawsuits has not been recorded as of June 30, 2021 because a potential loss is not currently probable. Although a loss associated with the claims in the lawsuits is reasonably possible, an estimate of such potential loss cannot be made. In connection with the Cryobiological Divestiture, Chart retained certain potential liabilities and claims, including the claims asserted in connection with this litigation.
We are occasionally subject to various legal claims related to performance under contracts, product liability, taxes, employment matters, environmental matters, intellectual property, and other matters incidental to the normal course of our business. Based on our historical experience in litigating these claims, as well as our current assessment of the underlying merits of the claims and applicable insurance, if any, management believes that the final resolution of these matters, including the Pacific Fertility Center cases described above, will not have a material adverse effect on our financial position, liquidity, cash flows, or results of operations. Future developments may, however, result in resolution of these legal claims in a way that could have a material adverse effect.
NOTE 17 — Restructuring Activities
Restructuring costs of $0.3 and $1.0 for the three and six months ended June 30, 2021, respectively, were primarily related to employee severance costs. As previously reported, on July 17, 2020, we announced internally our intention to transfer operations of our heat exchanger leased facility in Tulsa, Oklahoma to our Beasley, Texas location at which we own 260 acres of land. This transfer is a cost reduction measure within our Heat Transfer Systems segment to continue to structure the business for profitable growth and capacity efficiency. During the first six months of 2021, the leased facility in Tulsa, Oklahoma was repurposed as a flexible manufacturing, engineering and research and development site serving multiple applications across our operating segments. Total costs related to this transfer and Tulsa facility repurposing, are expected to be approximately $9.0, of which $2.7 was spent in 2020. With respect to 2021, we incurred $0.3 and $0.7 of restructuring costs for the three and six months ended June 30, 2021, respectively, primarily related to employee severance costs, which is reflected in the tables below under the Heat Transfer Systems segment. We incurred an additional $4.8 and $5.2 in costs (not reflected in the tables below) for the three and six months ended June 30, 2021, respectively, which are associated with moving and facility start-up costs attributable to the relocation of our air cooled heat exchangers product lines from our Tulsa, Oklahoma facility to our Beasley, Texas facility. This project is complete as of June 30, 2021 although we may incur further costs in the remainder of 2021. We are closely monitoring our end markets and order rates and will continue to take appropriate and timely actions as necessary.
Restructuring costs of $5.6 and $10.8 for the three and six months ended June 30, 2020, respectively, were related to certain cost reduction actions taken primarily in our Cryo Tank Solutions and Heat Transfer Systems segments. These costs were primarily related to employee severance costs.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

The following table summarizes severance and other restructuring costs, which includes employee-related costs, facility rent and exit costs, relocation, recruiting, travel and other:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Severance:
Cost of sales	$—	$1.6	$—	$3.9
Selling, general, and administrative expenses	—	1.9	0.3	4.8
Total severance costs	—	3.5	0.3	8.7
Other restructuring:
Cost of sales	0.3	—	0.7	—
Selling, general, and administrative expenses	—	2.1	—	2.1
Total other restructuring costs	0.3	2.1	0.7	2.1

Total restructuring costs	$0.3	$5.6	$1.0	$10.8
The following tables summarize our restructuring activities for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Corporate	Consolidated
Balance at March 31, 2021	$0.5	$—	$—	$—	$—	$0.5
Restructuring charges	—	0.3	—	—	—	0.3
Cash payments and other	(0.2)	(0.4)	—	—	—	(0.6)
Balance at June 30, 2021	$0.3	$(0.1)	$—	$—	$—	$0.2

	Three Months Ended June 30, 2020
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Corporate	Consolidated
Balance at March 31, 2020	$1.5	$0.5	$—	$—	$0.8	$2.8
Restructuring charges	1.1	2.9	—	—	1.6	5.6
Cash payments and other	(1.2)	(3.2)	—	—	(2.1)	(6.5)
Balance at June 30, 2020	$1.4	$0.2	$—	$—	$0.3	$1.9

	Six Months Ended June 30, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Corporate	Consolidated
Balance at December 31, 2020	$0.5	$0.2	$—	$—	$0.1	$0.8
Restructuring charges	0.3	0.7	—	—	—	1.0
Cash payments and other	(0.5)	(1.0)	—	—	(0.1)	(1.6)
Balance at June 30, 2021	$0.3	$(0.1)	$—	$—	$—	$0.2

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

	Six Months Ended June 30, 2020
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Corporate	Consolidated
Balance at December 31, 2019	$0.5	$0.2	$—	$—	$0.2	$0.9
Restructuring charges	2.9	5.7	—	—	2.2	10.8
Cash payments and other	(2.0)	(5.7)	—	—	(2.1)	(9.8)
Balance at June 30, 2020	$1.4	$0.2	$—	$—	$0.3	$1.9
NOTE 18 — Subsequent Event
Subsequent to the end of the second quarter of 2021, on July 1, 2021, we acquired 100% of the equity interests of L.A. Turbine (“LAT”) for approximately $80 million in cash (subject to certain customary adjustments). LAT is a global leader in turboexpander design, engineering, manufacturing, assembly and testing process for new and aftermarket equipment, with significant in-house engineering expertise. Due to the timing of the LAT acquisition, the initial accounting for the business combination is incomplete. As such, we are unable to disclose certain information with respect to the LAT acquisition including the preliminary estimated fair value of the assets acquired and liabilities assumed. We anticipate that we will complete the initial accounting for the business combination during the third quarter of 2021.

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
Covid-19 Update
The outbreak and continued uncertainty associated with the coronavirus (Covid-19) did not have a material adverse effect on our reported results for the first six months of 2021, however, we continue to actively monitor the impact of the Covid-19 outbreak on our results of operations for the remainder of 2021 and beyond. The extent to which our operations will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity, or reemergence, of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.
Second Quarter 2021 Highlights
Orders of $447.9 million during the second quarter of 2021 were the highest in our history and beat the previous orders record of $417.2 million set last quarter. The increase in orders was driven by broad based demand including the continuing recovery in certain end markets, continued demand for our clean products supporting the strongest current macroeconomic trend of sustainability, and the combination of larger liquefaction orders for LNG, hydrogen and helium. Total orders increased in our Cryo Tank Solutions and Specialty Products segments during the second quarter 2021 as compared to the second quarter 2020 and were also record order quarters for these two segments. The continued record level order activity contributed to record ending total backlog as of June 30, 2021 of $1,083.9 million compared to $686.7 million as of June 30, 2020 and $934.1 million as of March 31, 2021 (then a record), representing increases of $397.2 million or 57.8% and $149.8 million or 16.0%, respectively. These increases were largely driven by record orders in our Specialty Products segment mainly driven by orders in hydrogen and helium equipment, HLNG vehicle tanks, lasers and LNG regasification applications. Cryo Tank Solutions segment backlog was $327.1 million as of June 30, 2021, a record, as compared to $209.8 million and $245.8 million as of June 30, 2020 and March 31, 2021, respectively. Specialty Products segment backlog was $374.0 million as of June 30, 2021, also a record, as compared to $145.8 million and $270.5 million as of June 30, 2020 and March 31, 2021, respectively.
Consolidated sales increased to $322.0 million in the second quarter 2021 from $289.5 million in the second quarter 2020 and $288.5 million in the first quarter of 2021, which was mainly driven by our Specialty Products and Repair, Service & Leasing segments, each of which had double digit growth on a prior year same quarter comparative basis and sequential quarter comparative basis. This increase was partially offset by lower sales in our Heat Transfer Systems segment mainly due to industry-wide softness in demand for midstream and upstream compression equipment. However, we are beginning to see a recovery in market conditions as indicated by an increase in customer order activity and inquiry. Second quarter 2021 Specialty Products segment sales of $106.8 million and gross profit of $36.7 million were records for the segment and improved by $29.5 million (38.2%) and $8.5 million (30.1%), respectively, as compared to the first quarter of 2021. On a consolidated basis, gross profit decreased during the second quarter of 2021 compared to the second quarter of 2020 by $0.1 million or 0.1%, and first quarter 2021 gross margin as a percent of sales of 25.8% decreased from 28.8% in the second quarter of 2020. The decrease in margin as a percent of sales in the current quarter over second quarter of 2020 was primarily driven by higher material prices due to market conditions for all segments overall and Calcasieu Pass volume mix which drove higher margins in the second quarter of 2020 in our Heat Transfer Systems segment.

Consolidated selling, general and administrative (“SG&A”) expenses as a percentage of consolidated sales in the second quarter of 2021 decreased by 110 basis points as compared to the prior quarter and 10 basis points as compared to the second quarter of 2020 mainly due to the effect of cost reduction actions we took in 2020.
Outlook
Our 2021 full year outlook reflects execution on the clean energy transition including growth in small scale LNG opportunities and our Specialty Products business, especially in water treatment, over the road trucking, hydrogen and helium applications driven by strength in year-to-date 2021 orders, including specific liquefaction projects and commercial opportunities increasing from our inorganic investments, acquisitions completed in the past nine months and the beginning of recovery in our air cooled heat exchangers business relative to traditional midstream and upstream energy applications.
Our 2021 sales outlook is inclusive of $25 million and $10 million of 2021 revenue from the acquisitions of Cryo Technologies and L.A. Turbine, respectively. There is no additional Big LNG revenue included in our outlook although we strongly believe that there is the opportunity for up to four Big LNG projects with our equipment and/or IPSMR® to move to Final Investment Decision (“FID”) in the first half of 2022. We continue to invest in our automation, process improvement, and productivity activities across Chart, with total anticipated 2021 capital expenditures spend of $40.0 million to $50.0 million.
Consolidated Results for the Three Months Ended June 30, 2021 and 2020, and March 31, 2021
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the three months ended June 30, 2021 and 2020 and March 31, 2021 (dollars in millions). Financial data for the three months ended March 31, 2021 has been included to provide additional information regarding our business trends on a sequential quarter basis.

Selected Financial Information

	Three Months Ended			Current Quarter vs. Prior Year Same Quarter		Current Quarter vs. Prior Sequential Quarter
	June 30, 2021	June 30, 2020	March 31, 2021	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Sales
Cryo Tank Solutions	$97.8	$105.3	$103.9	$(7.5)	(7.1)%	$(6.1)	(5.9)%
Heat Transfer Systems	65.2	97.3	69.2	(32.1)	(33.0)%	(4.0)	(5.8)%
Specialty Products	106.8	48.6	77.3	58.2	119.8%	29.5	38.2%
Repair, Service & Leasing	54.6	40.1	41.4	14.5	36.2%	13.2	31.9%
Intersegment eliminations	(2.4)	(1.8)	(3.3)	(0.6)	33.3%	0.9	(27.3)%
Consolidated	$322.0	$289.5	$288.5	$32.5	11.2%	$33.5	11.6%

Gross Profit
Cryo Tank Solutions	$23.2	$25.8	$25.2	$(2.6)	(10.1)%	$(2.0)	(7.9)%
Heat Transfer Systems	11.2	26.8	15.8	(15.6)	(58.2)%	(4.6)	(29.1)%
Specialty Products	36.7	17.0	28.2	19.7	115.9%	8.5	30.1%
Repair, Service & Leasing	12.1	13.7	14.7	(1.6)	(11.7)%	(2.6)	(17.7)%
Consolidated	$83.2	$83.3	$83.9	$(0.1)	(0.1)%	$(0.7)	(0.8)%

Gross Profit Margin
Cryo Tank Solutions	23.7%	24.5%	24.3%
Heat Transfer Systems	17.2%	27.5%	22.8%
Specialty Products	34.4%	35.0%	36.5%
Repair, Service & Leasing	22.2%	34.2%	35.5%
Consolidated	25.8%	28.8%	29.1%

SG&A Expenses
Cryo Tank Solutions	$9.1	$8.5	$8.9	$0.6	7.1%	$0.2	2.2%
Heat Transfer Systems	6.6	10.0	7.0	(3.4)	(34.0)%	(0.4)	(5.7)%
Specialty Products	11.6	4.9	9.1	6.7	136.7%	2.5	27.5%
Repair, Service & Leasing	4.4	3.5	4.4	0.9	25.7%	—	—%
Corporate	16.3	16.6	16.8	(0.3)	(1.8)%	(0.5)	(3.0)%
Consolidated	$48.0	$43.5	$46.2	$4.5	10.3%	$1.8	3.9%

SG&A Expenses (% of Sales)
Cryo Tank Solutions	9.3%	8.1%	8.6%
Heat Transfer Systems	10.1%	10.3%	10.1%
Specialty Products	10.9%	10.1%	11.8%
Repair, Service & Leasing	8.1%	8.7%	10.6%
Consolidated	14.9%	15.0%	16.0%

	Three Months Ended			Current Quarter vs. Prior Year Same Quarter		Current Quarter vs. Prior Sequential Quarter
	June 30, 2021	June 30, 2020	March 31, 2021	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Operating Income (Loss) (1)
Cryo Tank Solutions (2)	$13.4	$15.9	$15.6	$(2.5)	(15.7)%	$(2.2)	(14.1)%
Heat Transfer Systems	(0.5)	7.2	3.9	(7.7)	(106.9)%	(4.4)	(112.8)%
Specialty Products (3)	23.4	11.7	17.9	11.7	100.0%	5.5	30.7%
Repair, Service & Leasing	5.6	7.6	8.3	(2.0)	(26.3)%	(2.7)	(32.5)%
Corporate (4)	(16.3)	(16.6)	(16.8)	0.3	(1.8)%	0.5	(3.0)%
Consolidated	$25.6	$25.8	$28.9	$(0.2)	(0.8)%	$(3.3)	(11.4)%

Operating Margin
Cryo Tank Solutions	13.7%	15.1%	15.0%
Heat Transfer Systems	(0.8)%	7.4%	5.6%
Specialty Products	21.9%	24.1%	23.2%
Repair, Service & Leasing	10.3%	19.0%	20.0%
Consolidated	8.0%	8.9%	10.0%
_______________
(1)Restructuring costs for the three months ended:
•June 30, 2021 were $0.3 ($0.3 - Heat Transfer Systems).
•June 30, 2020 were $5.6 ($1.1 - Cryo Tank Solutions, $2.9 - Heat Transfer Systems and $1.6 - Corporate).
•March 31, 2021 were $0.7 ($0.3 - Cryo Tank Solutions and $0.4 - Heat Transfer Systems).
(2)Includes a $2.6 gain on sale of a facility in China for the three months ended June 30, 2020.
(3)Acquisition-related contingent consideration adjustments in our Specialty Products segment for the three months ended:
•June 30, 2021 were $1.2.
•March 31, 2021 were $0.8.
(4)Includes transaction-related costs of $0.8 for the three months ended June 30, 2021 related to the acquisitions of Cryogenic Gas Technologies, Inc., Sustainable Energy Solutions, Inc., BlueInGreen, LLC and Alabama Trailers and the July 1, 2021 acquisition of L.A. Turbine.
Results of Operations for the Three Months Ended June 30, 2021 and 2020, and March 31, 2021
Sales for the second quarter of 2021 compared to the same quarter in 2020 increased by $32.5 million, from $289.5 million to $322.0 million, or 11.2%. The increase in sales on a prior year same quarter comparative basis was primarily driven by growth in our Specialty Products segment on favorable sales in HLNG vehicle tanks, hydrogen, laser and food & beverage applications and in our Repair, Service & Leasing segment on favorable sales in our Cryo-Lease business. This increase was partially offset by the continued softness in demand for midstream and upstream compression equipment and timing of sales recognized relative to Venture Global’s Calcasieu Pass LNG export terminal project (“Calcasieu Pass”) within our Heat Transfer Systems segment.
Gross profit decreased during the second quarter of 2021 compared to the second quarter of 2020 by $0.1 million or 0.1%, and first quarter 2021 gross margin as a percent of sales of 25.8% decreased from 28.8% in the second quarter of 2020. The decrease in margin as a percent of sales in the current quarter over second quarter of 2020 was primarily driven by higher material prices due to market conditions for all segments overall and Calcasieu Pass volume mix which drove higher margins in the second quarter of 2020 in our Heat Transfer Systems segment. Restructuring costs recorded to cost of sales were $0.3 million and $1.6 million for the three months ended June 30, 2021 and 2020, respectively.
Consolidated SG&A expenses increased by $4.5 million or 10.3% during the second quarter of 2021 compared to the same quarter in 2020 primarily driven by ramp up in our Specialty Products business, partially offset by a decrease in restructuring costs which were $0.0 million (zero) and $4.0 million for the three months ended June 30, 2021 and 2020, respectively.

Interest Expense, Net and Financing Costs Amortization
Interest expense, net for the three months ended June 30, 2021 and 2020 was $2.2 million and $7.6 million, respectively, representing a decrease of $5.4 million. The decrease in interest expense, net, is primarily due to lower borrowings outstanding on our term loan due June 2024 during the second quarter of 2021 as compared to the second quarter of 2020. Furthermore, we no longer recognize interest accretion of convertible notes discount due to a change in accounting principle adopted at the beginning of fiscal year 2021 whereas we recognized $2.0 million in interest accretion expense in the second quarter of 2020. For further information regarding the change in accounting principle, refer to Note 1, “Basis of Preparation” to our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report. Interest expense, net for both the three months ended June 30, 2021 and 2020 included $0.7 million of 1.0% cash interest expense related to our convertible notes due November 2024 and $1.8 million and $4.6 million, respectively, in interest related to borrowings on our senior secured revolving credit facility and term loan due 2024. Financing costs amortization was $1.1 million for both the three months ended June 30, 2021 and 2020.
Unrealized Loss (Gain) On Investments In Equity Securities
During the second quarter of 2021, we recognized an unrealized loss on investments in equity securities of $12.5 million, which was driven by a $17.2 million unrealized loss on the mark-to-market adjustment of our investment in McPhy, partially offset by a $4.7 million unrealized gain on the mark-to-market adjustment of our investment in Stabilis. During second quarter of 2020, we recognized an unrealized gain of $1.0 million on the mark-to-market adjustment of our investment in Stabilis.
Foreign Currency Loss and Other
For the three months ended June 30, 2021 and 2020, foreign currency loss and other was $1.7 million and $1.2 million, respectively. The variance between periods was primarily driven by fluctuations in the U.S dollar as compared to the euro and Chinese yuan.
Income Tax Expense
Income tax expense of $1.3 million and $2.2 million for the three months ended June 30, 2021 and 2020, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 16.0% and 13.0%, respectively. The effective income tax rate of 16.0% for the three months ended June 30, 2021 differed from the U.S. federal statutory rate of 21% primarily due to losses incurred by some of our foreign operations for which no benefit was recorded, partially offset by the effect of income earned by our certain foreign entities being taxed at higher rates than the U.S. federal statutory rate and excess tax benefits associated with share-based compensation.
The effective income tax rate of 13.0% for the three months ended June 30, 2020 differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits associated with share-based compensation, partially offset by the effect of income earned by certain of our foreign entities being taxed at higher rates than the U.S. federal statutory rate and losses incurred by certain of our foreign operations for which no benefit was recorded.
Net Income from Continuing Operations
As a result of the foregoing, net income attributable to Chart for the three months ended June 30, 2021 and 2020 was $6.5 million and $13.8 million, respectively.
Discontinued Operations
The results from our cryobiological related products business formerly reported in our Distribution & Storage Western Hemisphere segment are reflected in our condensed consolidated financial statements as discontinued operations for the three months ended June 30, 2020. For further information, refer to Note 2, “Discontinued Operations” of our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report.

Consolidated Results for the six months ended June 30, 2021 and 2020
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the six months ended June 30, 2021 and 2020 (dollars in millions):
Selected Financial Information

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2021	June 30, 2020	Variance ($)	Variance (%)
Sales
Cryo Tank Solutions	$201.7	$203.3	$(1.6)	(0.8)%
Heat Transfer Systems	134.4	210.2	(75.8)	(36.1)%
Specialty Products	184.1	101.5	82.6	81.4%
Repair, Service & Leasing	96.0	80.8	15.2	18.8%
Intersegment eliminations	(5.7)	(4.4)	(1.3)	29.5%
Consolidated	$610.5	$591.4	$19.1	3.2%

Gross Profit
Cryo Tank Solutions	$48.4	$49.9	$(1.5)	(3.0)%
Heat Transfer Systems	27.0	52.9	(25.9)	(49.0)%
Specialty Products	64.9	37.3	27.6	74.0%
Repair, Service & Leasing	26.8	25.5	1.3	5.1%
Consolidated	$167.1	$165.6	$1.5	0.9%

Gross Profit Margin
Cryo Tank Solutions	24.0%	24.5%
Heat Transfer Systems	20.1%	25.2%
Specialty Products	35.3%	36.7%
Repair, Service & Leasing	27.9%	31.6%
Consolidated	27.4%	28.0%

SG&A Expenses
Cryo Tank Solutions	$18.0	$19.6	$(1.6)	(8.2)%
Heat Transfer Systems	13.6	21.2	(7.6)	(35.8)%
Specialty Products	20.7	11.0	9.7	88.2%
Repair, Service & Leasing	8.8	7.9	0.9	11.4%
Corporate	33.1	36.3	(3.2)	(8.8)%
Consolidated	$94.2	$96.0	$(1.8)	(1.9)%

SG&A Expenses % of Sales
Cryo Tank Solutions	8.9%	9.6%
Heat Transfer Systems	10.1%	10.1%
Specialty Products	11.2%	10.8%
Repair, Service & Leasing	9.2%	9.8%
Consolidated	15.4%	16.2%

Operating Income (Loss) (1)
Cryo Tank Solutions (2)	$29.0	$27.5	$1.5	5.5%
Heat Transfer Systems	3.4	12.7	(9.3)	(73.2)%
Specialty Products (3)	41.3	25.5	15.8	62.0%
Repair, Service & Leasing	13.9	12.2	1.7	13.9%
Corporate (4)	(33.1)	(36.3)	3.2	(8.8)%
Consolidated	$54.5	$41.6	$12.9	31.0%

Operating Margin
Cryo Tank Solutions	14.4%	13.5%
Heat Transfer Systems	2.5%	6.0%
Specialty Products	22.4%	25.1%
Repair, Service & Leasing	14.5%	15.1%
Consolidated	8.9%	7.0%
(1)Restructuring costs for the six months ended:
•June 30, 2021 were $1.0 ($0.3 - Cryo Tank Solutions and $0.7 - Heat Transfer Systems).
•June 30, 2020 were $10.8 ($2.9 - Cryo Tank Solutions, $5.7 - Heat Transfer Systems and $2.2 - Corporate).
(2)Includes a $2.6 gain on sale of a facility in China for the six months ended June 30, 2020.
(3)Includes acquisition-related contingent consideration adjustments of $2.0 in our Specialty Products segment for the six months ended June 30, 2021.
(4)Includes transaction-related costs of $1.8 for the six months ended June 30, 2021 related to the acquisitions of Cryogenic Gas Technologies, Inc., Sustainable Energy Solutions, Inc., BlueInGreen, LLC and Alabama Trailers and the July 1, 2021 acquisition of L.A. Turbine.
Results of Operations for the Six Months Ended June 30, 2021 and 2020
Sales for the first six months of 2021 compared to the same period in 2020 increased by $19.1 million, from $591.4 million to $610.5 million, or 3.2%. Similar to the comments in the results of operations for the three months ended June 30, 2021 and 2020 section above, this increase was primarily driven by growth in our Specialty Products segment on favorable sales in HLNG vehicle tanks, hydrogen, laser and food & beverage applications and in our Repair, Service & Leasing segment on favorable sales in our Cryo-Lease business. This increase was partially offset by the continued softness in demand for midstream and upstream compression equipment and timing of sales recognized for Calcasieu Pass within our Heat Transfer Systems segment.
Gross profit increased during the first six months of 2021 compared to the first six months of 2020 by $1.5 million or 0.9%, and year-to-date 2021 on higher volume while gross margin as a percent of sales of 27.4% for the first six months of 2021 decreased from 28.0% in the first six months of 2020. Similar to the comments in the results of operations for the three months ended June 30, 2021 and 2020 section above, the decrease in margin as a percent of sales for the first six months of 2021 compared to the first six months of 2020 was primarily driven by higher material prices due to market conditions for all segments overall and Calcasieu Pass volume mix which drove higher margins during the first six months of 2020 in our Heat Transfer Systems segment. Restructuring costs recorded to cost of sales were $0.7 million and $3.9 million for the six months ended June 30, 2021 and 2020, respectively.
Consolidated SG&A expenses decreased by $1.8 million or 1.9% during the first six months of 2021 compared to the same period in 2020 primarily driven by lower restructuring costs recorded to consolidated SG&A expenses, which were $0.3 million and $6.9 million for the six months ended June 30, 2021 and 2020, respectively and lower employee related costs, partially offset by a ramp up in our Specialty Products business which drove higher SG&A expenses in the segment.

Interest Expense, Net and Financing Costs Amortization
Interest expense, net for the six months ended June 30, 2021 and 2020 was $4.2 million and $14.8 million, respectively, representing a decrease of $10.6 million. The decrease in interest expense, net, is primarily due to lower borrowings outstanding on our term loan due June 2024 during the first six months of 2021 as compared to the first six months of 2020. Furthermore, we no longer recognize interest accretion of convertible notes discount due to a change in accounting principle adopted at the beginning of fiscal year 2021 whereas we recognized $3.9 million in interest accretion expense in the first six months of 2020. For further information regarding the change in accounting principle, refer to Note 1, “Basis of Preparation” to our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report. Interest expense, net for both the six months ended June 30, 2021 and 2020 included $1.3 million of 1.0% cash interest expense related to our convertible notes due November 2024 and $3.1 million and $9.4 million, respectively, in interest related to borrowings on our senior secured revolving credit facility and term loan due 2024. Financing costs amortization was $2.3 million for the six months ended June 30, 2021 as compared to $2.1 million for the six months ended June 30, 2020.
Unrealized Loss On Investments In Equity Securities
During the first six months of 2021, we recognized an unrealized loss on investments in equity securities of $9.2 million, which was driven by a $19.8 million unrealized loss on the mark-to-market adjustment of our investment in McPhy, partially offset by a $10.6 million unrealized gain on the mark-to-market adjustment of our investment in Stabilis. During the first six months of 2020, we recognized an unrealized loss of $3.8 million on the mark-to-market adjustment of our investment in Stabilis.
Foreign Currency Loss and Other
For both the six months ended June 30, 2021 and 2020, foreign currency loss and other was $1.5 million.
Income Tax Expense
Income tax expense of $4.4 million and $2.6 million for the six months ended June 30, 2021 and 2020, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 11.8% and 13.4%, respectively. The effective income tax rate of 11.8% for the six months ended June 30, 2021 differed from the U.S. federal statutory rate of 21% primarily due to losses incurred by some of our foreign operations for which no benefit was recorded, partially offset by the effect of income earned by our certain foreign entities being taxed at higher rates than the U.S. federal statutory rate and excess tax benefits associated with share-based compensation.
The effective income tax rate of 13.4% for the six months ended June 30, 2020 differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits associated with share-based compensation, partially offset by the effect of income earned by certain of our foreign entities being taxed at higher rates than the U.S. federal statutory rate and losses incurred by certain of our foreign operations for which no benefit was recorded.
Net Income from Continuing Operations
As a result of the foregoing, net income attributable to Chart for the six months ended June 30, 2021 and 2020 was $32.1 million and $15.9 million, respectively.
Discontinued Operations
The results from our cryobiological related products business formerly reported in our Distribution & Storage Western Hemisphere segment are reflected in our condensed consolidated financial statements as discontinued operations for the six months ended June 30, 2020. For further information, refer to Note 2, “Discontinued Operations” of our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report.
Segment Results
Our reportable and operational segments include: Cryo Tank Solutions, Heat Transfer Systems, Specialty Products, and Repair, Service & Leasing. Corporate includes operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, and risk management. Corporate support functions are not currently allocated to the segments. For further information, refer to Note 3, “Reportable Segments” of our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report. The following tables include key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the three and six months ended June 30, 2021 and 2020 (dollars in millions):

Cryo Tank Solutions — Results of Operations for the Three Months Ended June 30, 2021 and 2020

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	June 30, 2021	June 30, 2020	Variance ($)	Variance (%)
Sales	$97.8	$105.3	$(7.5)	(7.1)%
Gross Profit	23.2	25.8	(2.6)	(10.1)%
Gross Profit Margin	23.7%	24.5%
SG&A Expenses	$9.1	$8.5	$0.6	7.1%
SG&A Expenses (% of Sales)	9.3%	8.1%
Operating Income	$13.4	$15.9	$(2.5)	(15.7)%
Operating Margin	13.7%	15.1%
For the second quarter of 2021, Cryo Tank Solutions sales decreased by $7.5 million as compared to the same quarter in 2020 primarily due to lower sales in engineered systems, partially offset by higher sales in storage equipment.
During the second quarter of 2021, Cryo Tank Solutions segment gross profit decreased by $2.6 million as compared to the same quarter in 2020. The decrease in gross profit was mainly driven by volume while the decrease in the related margin was mainly driven by higher material prices due to market conditions.
Cryo Tank Solutions segment SG&A expenses increased by $0.6 million during the second quarter of 2021 as compared to the same quarter in 2020. In the second quarter of 2020, we recognized a $2.6 million gain on sale of a facility in China. Excluding the impact of the gain on sale, Cryo Tank Solutions segment SG&A expenses decreased mainly due to lower employee-related costs and lower restructuring costs.
Cryo Tank Solutions — Results of Operations for the Six Months Ended June 30, 2021 and 2020

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2021	June 30, 2020	Variance ($)	Variance (%)
Sales	$201.7	$203.3	$(1.6)	(0.8)%
Gross Profit	48.4	49.9	(1.5)	(3.0)%
Gross Profit Margin	24.0%	24.5%
SG&A Expenses	$18.0	$19.6	$(1.6)	(8.2)%
SG&A Expenses (% of Sales)	8.9%	9.6%
Operating Income	$29.0	$27.5	$1.5	5.5%
Operating Margin	14.4%	13.5%

For the first six months of 2021, Cryo Tank Solutions sales decreased by $1.6 million as compared to the same period in 2020 primarily due to lower sales in engineered systems, partially offset by higher sales in storage equipment.
During the first six months of 2021, Cryo Tank Solutions segment gross profit decreased by $1.5 million as compared to the same period in 2020. The decrease in gross profit was mainly driven by volume while the decrease in the related margin was mainly driven by higher material prices due to market conditions.
Cryo Tank Solutions segment SG&A expenses decreased by $1.6 million during the first six months of 2021 as compared to the same period in 2020. Furthermore, Cryo Tank Solutions segment SG&A expenses as a percentage of Cryo Tank Solutions segment sales improved by 70 basis points in the first six months of 2021 as compared to the same period in 2020 primarily driven by the effect of cost reduction efforts completed in 2021, lower severance costs and lower employee-related costs. Also, in the first six months of 2020, we recognized a $2.6 million gain on sale of a facility in China.

Heat Transfer Systems — Results of Operations for the Three Months Ended June 30, 2021 and 2020

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	June 30, 2021	June 30, 2020	Variance ($)	Variance (%)
Sales	$65.2	$97.3	$(32.1)	(33.0)%
Gross Profit	11.2	26.8	(15.6)	(58.2)%
Gross Profit Margin	17.2%	27.5%
SG&A Expenses	$6.6	$10.0	$(3.4)	(34.0)%
SG&A Expenses (% of Sales)	10.1%	10.3%
Operating (Loss) Income	$(0.5)	$7.2	$(7.7)	(106.9)%
Operating Margin	(0.8)%	7.4%
For the second quarter of 2021, Heat Transfer Systems segment sales decreased by $32.1 million as compared to the same quarter in 2020. During the second quarter of 2021, we recognized $5.4 million in sales relative to Calcasieu Pass as compared to $23.8 million recognized during the second quarter of 2020. We continue to experience industry-wide softness in demand for midstream and upstream compression equipment. However, we are beginning to see a recovery in market conditions as indicated by an increase in customer order activity and inquiry.
During the second quarter of 2021, Heat Transfer Systems segment gross profit decreased by $15.6 million as compared to the same quarter in 2020 mainly driven by lower volume partially offset by lower restructuring costs. Heat Transfer Systems segment gross profit as a percentage of Heat Transfer Systems segment sales was 17.2% in the second quarter of 2021 as compared to 27.5% in the second quarter of 2020, which is a decline of 1,030 basis points on a quarter over prior year quarter basis primarily due to overall product and project volume mix which drove higher margins in the second quarter of 2020.
Heat Transfer Systems segment SG&A expenses decreased during the second quarter of 2021 as compared to the same quarter in 2020 mainly due to lower restructuring costs and lower employee-related costs.
Heat Transfer Systems — Results of Operations for the Six Months Ended June 30, 2021 and 2020

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2021	June 30, 2020	Variance ($)	Variance (%)
Sales	$134.4	$210.2	$(75.8)	(36.1)%
Gross Profit	27.0	52.9	(25.9)	(49.0)%
Gross Profit Margin	20.1%	25.2%
SG&A Expenses	$13.6	$21.2	$(7.6)	(35.8)%
SG&A Expenses (% of Sales)	10.1%	10.1%
Operating Income	$3.4	$12.7	$(9.3)	(73.2)%
Operating Margin	2.5%	6.0%
For the first six months of 2021, Heat Transfer Systems segment sales decreased by $75.8 million as compared to the same period in 2020. During the first six months of 2021, we recognized $20.1 million in sales relative to Calcasieu Pass as compared to $46.7 million recognized during the same period in 2020. As mentioned in the results of operations for the three months ended June 30, 2021 and 2020 comments above, we are experiencing industry-wide softness in demand for midstream and upstream compression equipment. However, we are beginning to see a recovery in market conditions as indicated by an increase in customer order activity and inquiry.
During the first six months of 2021, Heat Transfer Systems segment gross profit decreased by $25.9 million as compared to the same period in 2020 mainly driven by lower volume partially offset by lower restructuring costs. Heat Transfer Systems segment gross profit as a percentage of Heat Transfer Systems segment sales was 20.1% in the first six months of 2021 as compared to 25.2% in the same period of 2020, which is a decline of 510 basis points on a current over prior year period basis primarily due to overall product and project volume mix which drove higher margins in the first six months of 2020.
Heat Transfer Systems segment SG&A expenses decreased during the first six months of 2021 as compared to the same period in 2020 mainly due to lower restructuring costs and lower employee-related costs.

Specialty Products — Results of Operations for the Three Months Ended June 30, 2021 and 2020

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	June 30, 2021	June 30, 2020	Variance ($)	Variance (%)
Sales	$106.8	$48.6	$58.2	119.8%
Gross Profit	36.7	17.0	19.7	115.9%
Gross Profit Margin	34.4%	35.0%
SG&A Expenses	$11.6	$4.9	$6.7	136.7%
SG&A Expenses (% of Sales)	10.9%	10.1%
Operating Income	$23.4	$11.7	$11.7	100.0%
Operating Margin	21.9%	24.1%
Specialty Products segment sales increased by $58.2 million during the second quarter of 2021 as compared to the same quarter in 2020. This increase was primarily driven by favorable sales in HLNG vehicle tanks, hydrogen, and laser applications, each of which had double digit growth during the second quarter of 2021 as compared to the second quarter of 2020. The increase in sales was also attributed to an increase in food & beverage applications.
Specialty Products segment gross profit increased by $19.7 million during the second quarter of 2021 as compared to the same quarter in 2020 primarily due to higher volume. The related margin decreased driven by higher material prices due to market conditions.
Specialty Products segment SG&A expenses increased by $6.7 million during the second quarter of 2021 as compared to the same quarter in 2020 primarily driven by ramp up in the business. Furthermore, Specialty Products segment SG&A expenses included $1.2 million relative to acquisition-related contingent consideration adjustments recognized during the second quarter of 2021.
Specialty Products — Results of Operations for the Six Months Ended June 30, 2021 and 2020

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2021	June 30, 2020	Variance ($)	Variance (%)
Sales	$184.1	$101.5	$82.6	81.4%
Gross Profit	64.9	37.3	27.6	74.0%
Gross Profit Margin	35.3%	36.7%
SG&A Expenses	$20.7	$11.0	$9.7	88.2%
SG&A Expenses (% of Sales)	11.2%	10.8%
Operating Income	$41.3	$25.5	$15.8	62.0%
Operating Margin	22.4%	25.1%
Specialty Products segment sales increased by $82.6 million during the first six months of 2021 as compared to the same period in 2020. Similar to the comments in results of operations for the three months ended June 30, 2021 and 2020 above, the increase in Specialty Products sales was primarily driven by favorable sales in HLNG vehicle tanks, hydrogen, and laser applications, each of which had double digit growth during the first six months of 2021 as compared to the first six months of 2020. The increase in sales was also attributed to an increase in food & beverage applications.
Specialty Products segment gross profit increased by $27.6 million during the first six months of 2021 as compared to the same period in 2020 primarily due to higher volume. Similar to the comments in results of operations for the three months ended June 30, 2021 and 2020 above, the related margin decreased driven by higher material prices due to market conditions.
Specialty Products segment SG&A expenses increased by $9.7 million during the first six months of 2021 as compared to the same period in 2020 primarily driven by ramp up in the business. Furthermore, Specialty Products segment SG&A expenses included $2.0 million relative to acquisition-related contingent consideration adjustments recognized year-to-date during 2021.

Repair, Service & Leasing — Results of Operations for the Three Months Ended June 30, 2021 and 2020

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	June 30, 2021	June 30, 2020	Variance ($)	Variance (%)
Sales	$54.6	$40.1	$14.5	36.2%
Gross Profit	12.1	13.7	(1.6)	(11.7)%
Gross Profit Margin	22.2%	34.2%
SG&A Expenses	$4.4	$3.5	$0.9	25.7%
SG&A Expenses (% of Sales)	8.1%	8.7%
Operating Income	$5.6	$7.6	$(2.0)	(26.3)%
Operating Margin	10.3%	19.0%
For the second quarter of 2021, Repair, Service & Leasing segment sales increased by $14.5 million as compared to the same quarter in 2020. This increase was mainly driven by favorable sales in our Cryo-Lease business.
During the second quarter of 2021, Repair, Service & Leasing segment gross profit decreased by $1.6 million as compared to the same quarter in 2020, and the related margin percentage decreased by 1,200 basis points mainly due to unfavorable material costs relative to our Cryo-Lease business and fewer high margin, short-lead time replacement equipment sales in the second quarter of 2021 as compared to the second quarter of 2020.
Repair, Service & Leasing segment SG&A expenses increased by $0.9 million during the second quarter of 2021 as compared to the same quarter in 2020, yet as a percentage of sales, SG&A expenses decreased during the period.
Repair, Service & Leasing —Results of Operations for the Six Months Ended June 30, 2021 and 2020

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2021	June 30, 2020	Variance ($)	Variance (%)
Sales	$96.0	$80.8	$15.2	18.8%
Gross Profit	26.8	25.5	1.3	5.1%
Gross Profit Margin	27.9%	31.6%
SG&A Expenses	$8.8	$7.9	$0.9	11.4%
SG&A Expenses (% of Sales)	9.2%	9.8%
Operating Income	$13.9	$12.2	$1.7	13.9%
Operating Margin	14.5%	15.1%
For the first six months of 2021, Repair, Service & Leasing segment sales increased by $15.2 million as compared to the same period in 2020. This increase was mainly driven by favorable sales in our Cryo-Lease business, partially offset by lower aftermarket air cooled heat exchanger sales.
During the first six months of 2021, Repair, Service & Leasing segment gross profit increased by $1.3 million as compared to the same period in 2020, while the related margin percentage decreased by 364 basis points. Similar to the comments in results of operations for the three months ended June 30, 2021 and 2020 above, the decrease in the margin percentage was mainly driven by unfavorable material costs relative to our Cryo-Lease business and fewer high margin, short-lead time replacement equipment sales in the first six months of 2021 as compared to the first six months of 2020.
Repair, Service & Leasing segment SG&A expenses increased by $1.7 million as compared to the same period in 2020 mainly due to higher employee-related costs. Repair, Service & Leasing segment SG&A expenses as a percentage of sales decreased by 60 basis points in the first six months of 2021 as compared to the first six months of 2020.
Corporate
Corporate SG&A expenses decreased by $0.3 million during the second quarter of 2021 as compared to the same quarter in 2020 mainly due to lower restructuring costs. Corporate SG&A expenses decreased by $3.2 million in the first six months of 2021 as compared to the same period in 2020 primarily due to lower employee-related costs and restructuring costs.

Liquidity and Capital Resources
Debt Instruments and Related Covenants
Our debt instruments and related covenants are described in Note 9, “Debt and Credit Arrangements” to our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report.
Sources and Uses of Cash
Our cash and cash equivalents totaled $197.8 million at June 30, 2021, an increase of $72.7 million from the balance at December 31, 2020. Our foreign subsidiaries held cash of approximately $100.2 million and $102.7 million, at June 30, 2021, and December 31, 2020, respectively, to meet their liquidity needs. No material restrictions exist to accessing cash held by our foreign subsidiaries. We expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. Cash equivalents are primarily invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations, and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization, and in the case of cash equivalents in China, obligations of local banks. We believe that our existing cash and cash equivalents, funds available under our senior secured revolving credit facility due June 2024 (“SSRCF”) or other financing alternatives, and cash provided by operations will be sufficient to meet our normal working capital needs, capital expenditures, investments and prioritize the pay down of debt for the foreseeable future.
Cash used in operating activities was $28.3 million for the six months ended June 30, 2021, a decrease of $108.6 million compared to cash provided by operating activities of $80.3 million for the six months ended June 30, 2020 primarily due to a decrease in operating cash provided by working capital, particularly within inventory, during the six months ended June 30, 2021.
Cash used in investing activities was $134.3 million and $20.2 million for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, we used approximately $55.0 million for the acquisition of Cryo Technologies. We used $52.9 million for investments in Svante, Transform Materials, Cryomotive and Earthly Labs. During the six months ended June 30, 2021, we paid approximately $26.7 million for capital expenditures as compared to $21.0 million for the six months ended June 30, 2020.
Cash provided by financing activities was $235.0 million for the six months ended June 30, 2021 compared to cash used in financing activities of $53.8 million for the for the six months ended June 30, 2020. During the six months ended June 30, 2021, we borrowed $424.1 million on credit facilities and repaid $192.5 million in borrowings on credit facilities primarily to fund the acquisition of Cryo Technologies and investments in Svante, Transform Materials, Cryomotive and Earthly Labs. Furthermore, we borrowed $80.0 million on our senior secured revolving credit facility at the end of June 2021 to fund the July 1, 2021 acquisition of L.A. Turbine. During the six months ended June 30, 2020, we borrowed $93.5 million on credit facilities to fund working capital needs and to fund our share repurchase program and repaid $121.4 million in borrowings on credit facilities. We used $19.3 million to repurchase shares of Chart common stock related to our share purchase program during the six months ended June 30, 2020. We suspended the program on March 20, 2020 (the “Suspension Date”) in light of uncertainty resulting from the Covid-19 pandemic and the desire to conserve cash resources. On March 11, 2021, the share repurchase program expired with no further repurchases since the Suspension Date.
Cash Requirements
We do not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2021. Management anticipates we will be able to satisfy cash requirements for our ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities. Capital expenditures for the remaining six months of 2021 is expected to be in the range of $13.5 million to $23.5 million.
Inventories, net
Our inventories, net, balance was $310.1 million at June 30, 2021 compared to $248.4 million at December 31, 2020, representing an increase of $61.7 million (24.8%). This increase was primarily driven by cost and availability of materials to ensure that we have sufficient stock to meet demand.
Accrued Income Taxes
Our accrued income taxes balance was $17.3 million at June 30, 2021 compared to $46.5 million at December 31, 2020, representing a decrease of $29.2 million (62.8%). This decrease was primarily driven by $24.9 million in payments for income taxes related to the gain recognized on the cryobiological products divestiture.

Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitments from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, that we have not recognized as revenue and excludes unexercised contract options and potential orders. Our backlog as of June 30, 2021 was $1,083.9 million, inclusive of $0.8 million of backlog remaining on Calcasieu Pass, compared to $686.7 million, inclusive of $72.0 million of Calcasieu Pass backlog as of June 30, 2020 and $934.1 million, inclusive of $6.4 million of Calcasieu Pass backlog as of March 31, 2021. Excluding Calcasieu Pass, backlog increased by $468.4 million or 76.2% in the current quarter compared to the prior year same quarter and $155.4 million or 16.8% compared to the prior quarter.
The tables below represent orders received and backlog by segment for the periods indicated (dollars in millions):

	Three Months Ended
	June 30, 2021	June 30, 2020	March 31, 2021
Orders
Cryo Tank Solutions	$175.3	$85.5	$129.5
Heat Transfer Systems	48.4	55.4	104.9
Specialty Products	190.6	64.4	144.5
Repair, Service & Leasing	41.4	41.4	40.5
Intersegment eliminations	(7.8)	(2.2)	(2.2)
Consolidated	$447.9	$244.5	$417.2

	As of
	June 30, 2021	June 30, 2020	March 31, 2021
Backlog
Cryo Tank Solutions	$327.1	$209.8	$245.8
Heat Transfer Systems	345.1	296.1	361.4
Specialty Products	374.0	145.8	270.5
Repair, Service & Leasing	44.3	37.4	57.4
Intersegment eliminations	(6.6)	(2.4)	(1.0)
Consolidated	$1,083.9	$686.7	$934.1
Cryo Tank Solutions segment orders for the three months ended June 30, 2021 were $175.3 million compared to $85.5 million for the three months ended June 30, 2020 and $129.5 million for the three months ended March 31, 2021. The increase in Cryo Tank Solutions segment orders during the three months ended June 30, 2021 when compared to the same quarter last year was primarily driven by strong order intake for standard tanks and mobile equipment. Cryo Tank Solutions orders were negatively impacted in the first quarter of 2020 due to Covid-19-related shut downs. Cryo Tank Solutions segment backlog at June 30, 2021 totaled $327.1 million and is a record high compared to $209.8 million as of June 30, 2020 and $245.8 million as of March 31, 2021.
Heat Transfer Systems segment orders for the three months ended June 30, 2021 were $48.4 million compared to $55.4 million for the three months ended June 30, 2020, and $104.9 million for the three months ended March 31, 2021. The decrease in Heat Transfer Systems segment orders during the three months ended June 30, 2021 when compared to the same quarter last year was primarily driven by large project orders for ethylene and natural gas liquefaction. Heat Transfer Systems segment backlog at June 30, 2021 totaled $345.1 million, up 16.5% over the second quarter of 2020 and down 4.5% over the first quarter of 2021. Included in Heat Transfer Systems segment backlog for all periods presented is approximately $40.0 million related to the previously announced Magnolia LNG order where production release is delayed. As we previously reported, in general, similar projects previously put on hold in the market are beginning to move ahead as the clean energy infrastructure build out ramps up.
Specialty Products segment orders for the three months ended June 30, 2021 were $190.6 million compared to $64.4 million for the three months ended June 30, 2020 and $144.5 million for the three months ended March 31, 2021. The increases over prior quarter and prior year same quarter were mainly driven by strong orders in hydrogen and helium equipment, HLNG vehicle tanks, lasers and LNG regasification applications. Specialty Products segment backlog totaled $374.0 million as of June 30, 2021, compared to $145.8 million as of June 30, 2020 and $270.5 million as of March 31, 2021.
Repair, Service & Leasing segment orders for both the three months ended June 30, 2021 and 2020 were $41.4 million and $40.5 million for the three months ended March 31, 2021. Repair, Service & Leasing segment backlog totaled $44.3 million as of June 30, 2021, compared to $37.4 million as of June 30, 2020 and $57.4 million as of March 31, 2021.
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
Forward-Looking Statements
We are making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements include statements concerning the Company’s business plans, including statements regarding completed acquisitions, investments, cost synergies and efficiency savings, objectives, future orders, revenues, margins, segment slaes mix, earnings or performance, liquidity and cash flow, inventory levels, capital expenditures, materials costs and pricing increases, business trends, clean energy market opportunities, governmental initiatives, including executive orders and other information that is not historical in nature.  Forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “outlook,” “guidance,” “continue,” “target,” or the negative of such terms or comparable terminology.
Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, orders, results of operations, projected revenues, margins, capital expenditures, industry and business trends, cost synergies and savings objectives, clean energy market opportunities and government initiatives, among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. These include: the other factors discussed in Item 1A. “Risk Factors” and the factors discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020, which should be reviewed carefully; risks relating to the outbreak and continued uncertainty associated with the coronavirus (Covid-19); Chart’s ability to successfully integrate recent acquisitions, and achieve the anticipated revenue, earnings, accretion and other benefits from these acquisitions; slower than anticipated growth and market acceptance of new clean energy product offerings; inability to achieve expected pricing increases or continued volatility in raw materials cost and supply; estimated segment revenues, future revenue, earnings, cash flows and margin targets and run rates; our ability to remediate the material weaknesses identified during the preparation of the consolidated financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2020. These factors should not be construed as exhaustive and there may also be other risks that we are unable to predict at this time.
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
Interest Rate Risk: Our primary interest rate risk exposure results from the SSRCF’s various floating rate pricing mechanisms. If interest rates were to increase 100 basis points (1 percent) from the weighted-average interest rate of 1.9% at June 30, 2021, and assuming no changes in the $351.8 million of borrowings outstanding under the SSRCF at June 30, 2021, our additional annual expense would be approximately $3.5 million on a pre-tax basis.
Foreign Currency Exchange Rate Risk: We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations in the normal course of business, which can impact our financial position, results of operations, cash flows, and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income as reported in the unaudited condensed consolidated statements of income and comprehensive income. Translation exposure is primarily with the euro, the Czech koruna, the Chinese yuan, and the Indian rupee. During the second quarter of 2021, the U.S. dollar weakened in relation to the Chinese yuan by 2%, the euro by 1%, the Czech koruna by 4% and remained relatively flat in relation to the Japanese Yen, strengthening by less than 1%. Additionally, the euro weakened in relation to the Czech koruna by 3%. At June 30, 2021, a hypothetical 10% weakening of the U.S. dollar would not materially affect our financial statements.
Chart’s primary transaction exchange rate exposures are with the euro, the Chinese yuan, the Czech koruna, the Indian rupee, the Australian dollar, the British pound, the Canadian dollar and the Japanese yen. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the unaudited condensed consolidated statements of income and comprehensive income as a component of foreign currency loss and other. We enter into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. We do not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At June 30, 2021, a hypothetical 10% weakening of the U.S. dollar would not materially affect our outstanding foreign exchange forward contracts. Additionally, assuming no changes in the 86.5 million euros in EUR Revolver Borrowings outstanding under the SSRCF and an additional 100 basis points (1 percent) strengthening in the U.S dollar in relation to the euro as of the beginning of 2021, during the three months ended June 30, 2021, our additional unrealized foreign currency gain would be approximately $1.1 million on a pre-tax basis.
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
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2021. As a result of the material weaknesses, which we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 and described below, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2021, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
In response to the material weaknesses described above, during the three months ended June 30, 2021, we began implementing, evaluating, and designing new controls and procedures. The following measures have been implemented effective June 30, 2021:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2021	—	$—	—	$—
May 1 – 31, 2021	1,102	142.84	—	—
June 1 – 30, 2021	9	133.16	—	—
Total	1,111	142.76	—	$—
_______________
(1)Includes shares of common stock surrendered to us during the second quarter of 2021 by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $158,606. The total number of shares repurchased represents the net shares issued to satisfy tax withholdings. All such repurchased shares were subsequently retired during the three months ended June 30, 2021.
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

Chart Industries, Inc.
(Registrant)

Date:	July 22, 2021	By:	/s/ Jillian C. Evanko
Jillian C. Evanko
Chief Executive Officer and President
(Principal Executive Officer)

Date:	July 22, 2021	By:	/s/ Scott W. Merkle
Scott W. Merkle
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)