Form 10-Q
period 2021-09-30
CHART INDUSTRIES INC
filed 2021-10-21
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of October 20, 2021, there were 36,383,919 outstanding shares of the Company’s common stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in millions, except per share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$102.9	$125.1
Accounts receivable, less allowances of $7.4 and $8.4, respectively	237.1	200.8
Inventories, net	341.1	248.4
Unbilled contract revenue	94.4	79.4
Prepaid expenses	23.0	20.0
Other current assets	61.0	29.3
Total Current Assets	859.5	703.0
Property, plant, and equipment, net	412.3	414.5
Goodwill	952.7	865.9
Identifiable intangible assets, net	538.0	493.1
Investments	179.8	78.9
Other assets	39.5	15.1
TOTAL ASSETS	$2,981.8	$2,570.5

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$179.9	$140.1
Customer advances and billings in excess of contract revenue	163.6	118.9
Accrued salaries, wages, and benefits	28.8	39.7
Accrued income taxes	12.7	46.5
Current portion of warranty reserve	10.8	11.0
Current convertible notes	255.7	220.9
Operating lease liabilities, current	5.4	5.1
Other current liabilities	62.6	52.6
Total Current Liabilities	719.5	634.8
Long-term debt	539.4	221.6
Long-term deferred tax liabilities	59.9	60.2
Accrued pension liabilities	8.0	9.6
Operating lease liabilities, non-current	21.7	23.6
Other long-term liabilities	42.8	41.4
Total Liabilities	1,391.3	991.2

Equity
Common stock, par value $0.01 per share – 150,000,000 shares authorized, 36,383,169 and 36,185,829 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	0.4	0.4
Additional paid-in capital	755.9	780.8
Treasury stock; 760,782 shares at both September 30, 2021 and December 31, 2020	(19.3)	(19.3)
Retained earnings	866.1	808.4
Accumulated other comprehensive (loss) income	(20.7)	2.4
Total Chart Industries, Inc. Shareholders’ Equity	1,582.4	1,572.7
Noncontrolling interests	8.1	6.6
Total Equity	1,590.5	1,579.3
TOTAL LIABILITIES AND EQUITY	$2,981.8	$2,570.5
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales	$328.3	$273.2	$938.8	$864.7
Cost of sales	253.4	194.6	696.8	620.5
Gross profit	74.9	78.6	242.0	244.2
Selling, general, and administrative expenses	51.1	41.1	145.3	137.2
Amortization expense	10.1	9.4	28.5	37.3
Operating expenses	61.2	50.5	173.8	174.5
Operating income	13.7	28.1	68.2	69.7
Interest expense, net	3.2	6.5	7.4	21.2
Unrealized (gain) loss on investments in equity securities	(10.4)	(0.7)	(1.2)	3.2
Financing costs amortization	1.2	1.1	3.5	3.2
Foreign currency (gain) loss and other	(1.4)	(0.8)	0.1	0.8
Income from continuing operations before income taxes	21.1	22.0	58.4	41.3
Income tax expense	5.5	6.2	9.9	8.9
Net income from continuing operations	15.6	15.8	48.5	32.4
Income from discontinued operations, net of tax	—	6.1	—	18.9
Net income	15.6	21.9	48.5	51.3
Less: Income attributable to noncontrolling interests of continuing operations, net of taxes	0.7	0.2	1.5	1.0
Net income attributable to Chart Industries, Inc.	$14.9	$21.7	$47.0	$50.3
Net income attributable to Chart Industries, Inc.
Income from continuing operations	$14.9	$15.6	$47.0	$31.4
Income from discontinued operations, net of tax	—	6.1	—	18.9
Net income attributable to Chart Industries, Inc.	$14.9	$21.7	$47.0	$50.3

Basic earnings per common share attributable to Chart Industries, Inc.:
Income from continuing operations	$0.42	$0.44	$1.32	$0.89
Income from discontinued operations	—	0.18	—	0.53
Net income attributable to Chart Industries, Inc.	$0.42	$0.62	$1.32	$1.42
Diluted earnings per common share attributable to Chart Industries, Inc.
Income from continuing operations	$0.36	$0.43	$1.15	$0.88
Income from discontinued operations	—	0.17	—	0.53
Net income attributable to Chart Industries, Inc.	$0.36	$0.60	$1.15	$1.41
Weighted-average number of common shares outstanding:
Basic	35.62	35.23	35.59	35.40
Diluted	41.44	35.94	40.96	35.61

Comprehensive income, net of taxes	$4.1	$41.9	$25.4	$69.4
Less: Comprehensive income attributable to noncontrolling interests, net of taxes	0.7	0.2	1.5	1.1
Comprehensive income attributable to Chart Industries, Inc., net of taxes	$3.4	$41.7	$23.9	$68.3

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in millions)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$48.5	$51.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59.8	66.9
Interest accretion of convertible notes discount	—	5.9
Employee share-based compensation expense	8.1	7.1
Financing costs amortization	3.5	3.2
Unrealized foreign currency transaction gain	(5.8)	(3.1)
Unrealized (gain) loss on investments in equity securities	(1.2)	3.2
Other non-cash operating activities	2.5	(3.1)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(31.9)	28.1
Inventories	(95.5)	(29.0)
Unbilled contract revenues and other assets	(73.7)	0.1
Accounts payable and other liabilities	1.1	(15.3)
Customer advances and billings in excess of contract revenue	43.0	(2.8)
Net Cash (Used In) Provided By Operating Activities	(41.6)	112.5
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(169.1)	—
Investments	(103.2)	—
Capital expenditures	(36.5)	(27.3)
Proceeds from sale of assets	—	7.9
Government grants	0.4	—
Net Cash Used In Investing Activities	(308.4)	(19.4)
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	644.1	94.5
Repayments on revolving credit facilities	(321.6)	(167.1)
Repayments on term loan	—	(8.4)
Payments for debt issuance costs	—	(1.0)
Proceeds from exercise of stock options	7.0	4.2
Common stock repurchases from share-based compensation plans	(3.2)	(1.7)
Common stock repurchases (1)	—	(19.3)
Net Cash Provided By (Used In) Financing Activities	326.3	(98.8)
Effect of exchange rate changes on cash and cash equivalents	0.7	7.4
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents (2)	(23.0)	1.7
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period (3)	126.1	120.0
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD (3)	$103.1	$121.7

(1)Includes $19.3 in shares repurchased through our share repurchase program. On March 11, 2021, the share repurchase program expired with no further repurchases. Refer to Note 1, “Basis of Preparation” for further information.
(2)Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents represents cash flows of consolidated operations for all periods presented. For cash flows of discontinued operations, refer to Note 2, “Discontinued Operations.”
(3)Includes restricted cash and restricted cash equivalents of $0.2 and $1.0 in other current assets as of September 30, 2021 and December 31, 2020 and $1.0 in other assets as of both September 30, 2020 and December 31, 2019. For further information regarding restricted cash and restricted cash equivalents balances, refer to Note 9, “Debt and Credit Arrangements.”

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Dollars in millions)

	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests
	Shares Outstanding	Amount		Treasury Stock	Retained Earnings			Total Equity
Balance at December 31, 2020	36.19	$0.4	$780.8	$(19.3)	$808.4	$2.4	$6.6	$1,579.3
Net income	—	—	—	—	25.6	—	0.5	26.1
Cumulative effect of change in accounting principle (1)	—	—	(36.9)	—	10.7	—	—	(26.2)
Other comprehensive loss	—	—	—	—	—	(19.2)	—	(19.2)
Share-based compensation expense	—	—	3.4	—	—	—	—	3.4
Common stock issued from share-based compensation plans	0.18	—	5.6	—	—	—	—	5.6
Common stock repurchases from share-based compensation plans	(0.02)	—	(3.0)	—	—	—	—	(3.0)
Other	—	—	0.1	—	—	—	(0.1)	—
Balance at March 31, 2021	36.35	0.4	750.0	(19.3)	844.7	(16.8)	7.0	1,566.0
Net income	—	—	—	—	6.5	—	0.3	6.8
Other comprehensive income	—	—	—	—	—	7.6	—	7.6
Share-based compensation expense	—	—	2.4	—	—	—	—	2.4
Common stock issued from share-based compensation plans	0.03	—	0.9	—	—	—	—	0.9
Other	—	—	—	—	—	—	0.1	0.1
Balance at June 30, 2021	36.38	0.4	753.3	(19.3)	851.2	(9.2)	7.4	1,583.8
Net income	—	—	—	—	14.9	—	0.7	15.6
Other comprehensive loss	—	—	—	—	—	(11.5)	—	(11.5)
Share-based compensation expense	—	—	2.3	—	—	—	—	2.3
Common stock issued from share-based compensation plans	—	—	0.3	—	—	—	—	0.3
Balance at September 30, 2021	36.38	$0.4	$755.9	$(19.3)	$866.1	$(20.7)	$8.1	$1,590.5

	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests
	Shares Outstanding	Amount		Treasury Stock	Retained Earnings			Total Equity
Balance at December 31, 2019	35.80	$0.4	$762.8	$—	$500.3	$(35.9)	$4.8	$1,232.4
Net income	—	—	—	—	8.5	—	—	8.5
Other comprehensive loss	—	—	—	—	—	(9.9)	—	(9.9)
Share-based compensation expense	—	—	2.9	—	—	—	—	2.9
Common stock issued from share-based compensation plans	0.16	—	2.0	—	—	—	—	2.0
Common stock repurchases (2)	—	—	—	(19.3)	—	—	—	(19.3)
Common stock repurchases from share-based compensation plans	(0.01)	—	(1.7)	—	—	—	—	(1.7)
Balance at March 31, 2020	35.95	0.4	766.0	(19.3)	508.8	(45.8)	4.8	1,214.9
Net income	—	—	—	—	20.1	—	0.9	21.0
Other comprehensive income	—	—	—	—	—	7.9	—	7.9
Share-based compensation expense	—	—	2.0	—	—	—	—	2.0
Common stock issued from share-based compensation plans	0.04	—	0.6	—	—	—	—	0.6
Balance at June 30, 2020	35.99	0.4	768.6	(19.3)	528.9	(37.9)	5.7	1,246.4
Net income	—	—	—	—	21.7	—	0.2	21.9
Other comprehensive income	—	—	—	—	—	20.0	—	20.0
Share-based compensation expense	—	—	2.2	—	—	—	—	2.2
Common stock issued from share-based compensation plans	0.06	—	1.6	—	—	—	—	1.6
Balance at September 30, 2020	36.05	$0.4	$772.4	$(19.3)	$550.6	$(17.9)	$5.9	$1,292.1
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2021
(Dollars and shares in millions, except per share amounts)

NOTE 1 — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its consolidated subsidiaries (herein referred to as the “Company,” “Chart,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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
Reclassifications: As discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, on October 1, 2020, we closed on the sale of our cryobiological products business to Cryoport, Inc. (CYRX) (refer to Note 2, “Discontinued Operations” for further information). Furthermore, we reorganized our reporting structure such that the composition of our reportable segments changed effective October 1, 2020 (refer to Note 3, “Reportable Segments” for further information). As such, certain reclassifications have been made to the statements of income and comprehensive income for the three and nine months ended September 30, 2020 and certain notes to the unaudited condensed consolidated financial statements in order to conform to the 2021 presentation.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2021
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
As a result of the adoption of ASU 2020-06, our convertible notes due November 2024 are no longer bifurcated into separate liability and equity components in our September 30, 2021 condensed consolidated balance sheet. Rather, the $258.8 principal amount of our convertible notes due November 2024 was classified as a liability only in our September 30, 2021 condensed consolidated balance sheet. Upon adoption of ASU 2020-06, we recorded an adjustment to the convertible notes liability component, equity component (additional paid-in-capital) and retained earnings. This adjustment was calculated based on the carrying amount of the convertible notes as if it had always been treated as a liability only. Furthermore, we recorded an adjustment to the debt issuance costs contra liability and equity (additional paid-in-capital) components under the same premise, i.e. as if debt issuance costs had always been treated as a contra liability only. Lastly, we derecognized deferred income taxes associated with the convertible notes debt discount and adjusted deferred incomes taxes relative to unamortized debt issuance costs associated with our convertible notes due November 2024.
Interest expense related to the accretion of our convertible notes due November 2024 is no longer recognized. Interest accretion of convertible notes discount and net income from continuing operations attributable to Chart Industries, Inc. for the three months ended September 30, 2021 would have been $2.1 and $13.3, respectively, without the adoption of ASU 2020-06. As such, net income from continuing operations attributable to Chart Industries, Inc. per common share for the three months ended September 30, 2021 is $0.05 (basic) $0.04 (diluted) higher due to the effect of adoption of ASU 2020-06.
Interest accretion of convertible notes discount and net income from continuing operations attributable to Chart Industries, Inc. for the nine months ended September 30, 2021 would have been $6.2 and $42.2, respectively, without the adoption of ASU 2020-06. As such, net income from continuing operations attributable to Chart Industries, Inc. per common share for the nine months ended September 30, 2021 is $0.14 (basic) and $0.12 (diluted) higher due to the effect of adoption of ASU 2020-06.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2021
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
In January 2020, the FASB issued ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815).” This ASU clarifies the interactions between the measurement alternative in Topic 321, the equity method of accounting in Topic 323 and the application of guidance for certain forward contracts and purchased options that upon settlement or exercise would be accounted for under the equity method of accounting in Topic 815. This guidance is effective for fiscal years ending after December 15, 2020. We adopted this guidance effective January 1, 2021. During the third quarter 2021, we completed an additional investment in HTEC Hydrogen Technology & Energy Corporation and recognized a gain upon remeasurement of our initial fourth quarter 2020 investment in HTEC Hydrogen Technology & Energy Corporation due to an observable price change in an orderly transaction for similar instruments of the same issuer in accordance with the guidance provided in ASU 2020-01. Refer to Note 5, “Investments” for further discussion of our investment in HTEC Hydrogen Technology & Energy Corporation.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2021
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
Summarized Financial Information of Discontinued Operations
The following table represents income from discontinued operations, net of tax:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Sales	$19.4	$59.5
Cost of sales	9.5	31.4
Selling, general and administrative expenses	1.4	4.3
Operating income (1)	8.5	23.8
Other expenses (income), net	0.2	(0.1)
Income before income taxes from discontinued operations	8.3	23.9
Income tax expense (2)	2.2	5.0
Income from discontinued operations, net of tax	$6.1	$18.9
________________
(1)Includes depreciation expense of $0.2 and $0.8 for the three and nine months ended September 30, 2020.
(2)Income tax expense of $2.2 for the three months ended September 30, 2020 represents taxes on both U.S. and foreign earnings at a combined effective rate of 26.5%. Income tax expense of $5.0 for the nine months ended September 30, 2020 represents taxes on both U.S. and foreign earnings at a combined effective tax rate of 20.9%.
The effective income tax rate of 26.5% and 20.9% for the three and nine months ended September 30, 2020, respectively differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits associated with foreign-derived intangible income, which is offset by the effect of income earned by our certain foreign entities being taxed at higher rates than the U.S. federal statutory rate.
The following table represents a summary of cash flows related to discontinued operations:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Net cash provided by (used in):
Operating activities	$3.4	$18.3
Investing activities	(0.3)	(0.4)
Net cash provided by discontinued operations	$3.1	$17.9
NOTE 3 — Reportable Segments
As reported in our Annual Report on Form 10-K for the year ended December 31, 2020, the structure of our internal organization is divided into the following four reportable segments, which are also our operating segments: Cryo Tank Solutions, Heat Transfer Systems, Specialty Products and Repair, Service & Leasing.
Our Cryo Tank Solutions segment, which has principal operations in the United States, Europe and Asia, supplies bulk, microbulk and mobile equipment used in the storage, distribution, vaporization, and application of industrial gases and other applications. Our Heat Transfer Systems segment, which has principal operations in the United States, Europe and India, supplies mission critical engineered equipment and systems used in the separation, liquefaction, and purification of hydrocarbon and industrial gases that span gas-to-liquid applications. Our Specialty Products segment with locations globally,

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

supplies products used in our specialty market applications including hydrogen and helium equipment, HLNG vehicle tanks, carbon capture, utilization, and storage (“CO2 Capture”), food and beverage, space exploration, lasers, cannabis and water treatment, amongst others. Our Repair, Service & Leasing segment, which includes repair and service centers globally, provides installation, service, repair, maintenance, and refurbishment of cryogenic products as well as global equipment leasing solutions.
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
Segment Financial Information

	Three Months Ended September 30, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales	$112.2	$56.4	$116.9	$46.3	$(3.5)	$—	$328.3
Depreciation and amortization expense	3.3	9.5	4.4	2.9	—	0.4	20.5
Operating income (loss) (1) (2)	13.0	(9.9)	26.4	2.2	—	(18.0)	13.7

	Three Months Ended September 30, 2020
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales	$102.0	$80.7	$56.0	$36.5	$(2.0)	$—	$273.2
Depreciation and amortization expense	4.9	10.1	1.3	2.4	—	0.5	19.2
Operating income (loss) (1)	13.8	8.4	15.3	6.0	—	(15.4)	28.1

	Nine Months Ended September 30, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales	$313.9	$190.8	$301.0	$142.3	$(9.2)	$—	$938.8
Depreciation and amortization expense	11.0	28.5	10.9	8.2	—	1.2	59.8
Operating income (loss) (1) (2)	42.0	(6.5)	67.7	16.1	—	(51.1)	68.2

	Nine Months Ended September 30, 2020
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales	$305.3	$290.9	$157.5	$117.3	$(6.3)	$—	$864.7
Depreciation and amortization expense	13.9	38.4	3.7	8.7	—	1.4	66.1
Operating income (loss) (1)	41.3	21.1	40.8	18.2	—	(51.7)	69.7
_______________
(1)Restructuring costs for the:

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

•three months ended September 30, 2021 were $1.9 ($0.5 - Heat Transfer Systems and $1.4 - Repair, Service & Leasing).
•three months ended September 30, 2020 were $1.9 ($0.3 - Cryo Tank Solutions, $1.1 - Heat Transfer Systems, $0.1 - Repair, Service & Leasing, $0.4 - Corporate).
•nine months ended September 30, 2021 were $2.9 ($0.3 - Cryo Tank Solutions, $1.2 - Heat Transfer Systems and $1.4 - Repair, Service & Leasing).
•nine months ended September 30, 2020 were $12.7 ($3.2 - Cryo Tank Solutions, $6.8 - Heat Transfer Systems, $0.1 - Repair, Service & Leasing, $2.6 - Corporate).
(2)Includes acquisition-related contingent consideration adjustments of $0.3 and $2.3 in our Specialty Products segment for the three and nine months ended September 30, 2021, respectively.
Sales by Geography

	Three Months Ended September 30, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$49.8	$38.9	$59.1	$29.3	$(1.7)	$175.4
Europe, Middle East, Africa and India	31.5	4.4	46.9	6.6	(1.0)	88.4
Asia-Pacific	30.2	13.0	10.4	9.5	(0.7)	62.4
Rest of the World	0.7	0.1	0.5	0.9	(0.1)	2.1
Total	$112.2	$56.4	$116.9	$46.3	$(3.5)	$328.3

	Three Months Ended September 30, 2020
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$38.6	$54.2	$21.4	$27.2	$(0.8)	$140.6
Europe, Middle East, Africa and India	41.7	9.3	33.3	7.1	(0.9)	90.5
Asia-Pacific	20.2	16.9	1.2	2.0	(0.3)	40.0
Rest of the World	1.5	0.3	0.1	0.2	—	2.1
Total	$102.0	$80.7	$56.0	$36.5	$(2.0)	$273.2

	Nine Months Ended September 30, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$125.3	$127.4	$128.5	$87.8	$(4.4)	$464.6
Europe, Middle East, Africa and India	101.9	21.0	145.8	26.2	(2.7)	292.2
Asia-Pacific	83.5	41.8	25.6	27.2	(2.0)	176.1
Rest of the World	3.2	0.6	1.1	1.1	(0.1)	5.9
Total	$313.9	$190.8	$301.0	$142.3	$(9.2)	$938.8

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

	Nine Months Ended September 30, 2020
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$122.9	$207.5	$72.4	$87.6	$(2.9)	$487.5
Europe, Middle East, Africa and India	108.2	29.0	78.8	23.6	(2.1)	237.5
Asia-Pacific	68.7	53.6	5.9	5.6	(1.2)	132.6
Rest of the World	5.5	0.8	0.4	0.5	(0.1)	7.1
Total	$305.3	$290.9	$157.5	$117.3	$(6.3)	$864.7
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

	September 30, 2021	December 31, 2020
Cryo Tank Solutions	$382.0	$399.2
Heat Transfer Systems	228.9	247.2
Specialty Products	371.5	178.3
Repair, Service & Leasing	183.9	142.6
Total assets of reportable segments	1,166.3	967.3
Goodwill (1)	952.7	865.9
Identifiable intangible assets, net (1)	538.0	493.1
Corporate	324.8	244.2
Total	$2,981.8	$2,570.5
_______________
(1)See Note 8, “Goodwill and Intangible Assets,” for further information related to goodwill and identifiable intangible assets, net.
NOTE 4 — Revenue
Disaggregation of Revenue
The following tables represent a disaggregation of revenue by timing of revenue along with the reportable segment for each category:

	Three Months Ended September 30, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$98.1	$4.6	$82.3	$29.2	$(3.1)	$211.1
Over time	14.1	51.8	34.6	17.1	(0.4)	117.2
Total	$112.2	$56.4	$116.9	$46.3	$(3.5)	$328.3

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

	Three Months Ended September 30, 2020
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$99.3	$6.6	$43.5	$25.7	$(1.9)	$173.2
Over time	2.7	74.1	12.5	10.8	(0.1)	100.0
Total	$102.0	$80.7	$56.0	$36.5	$(2.0)	$273.2

	Nine Months Ended September 30, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$286.6	$15.4	$217.6	$93.7	$(7.5)	$605.8
Over time	27.3	175.4	83.4	48.6	(1.7)	333.0
Total	$313.9	$190.8	$301.0	$142.3	$(9.2)	$938.8

	Nine Months Ended September 30, 2020
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$280.7	$21.8	$114.9	$79.6	$(4.0)	$493.0
Over time	24.6	269.1	42.6	37.7	(2.3)	371.7
Total	$305.3	$290.9	$157.5	$117.3	$(6.3)	$864.7
Refer to Note 3, “Reportable Segments,” for a table of revenue by reportable segment disaggregated by geography.
Contract Balances
The following table represents changes in our contract assets and contract liabilities balances:

	September 30, 2021	December 31, 2020	Year-to-date Change ($)	Year-to-date Change (%)
Contract assets
Accounts receivable, net of allowances	$237.1	$200.8	$36.3	18.1%
Unbilled contract revenue	94.4	79.4	15.0	18.9%

Contract liabilities
Customer advances and billings in excess of contract revenue	$163.6	$118.9	$44.7	37.6%
Long-term deferred revenue	0.1	1.9	(1.8)	(94.7)%
Revenue recognized for the three months ended September 30, 2021 and 2020, that was included in the contract liabilities balance at the beginning of each year was $19.8 and $24.3, respectively. Revenue recognized for the nine months ended September 30, 2021 and 2020, that was included in the contract liabilities balance at the beginning of each year was $97.4 and $76.2, respectively. The amount of revenue recognized during the three and nine months ended September 30, 2021 from performance obligations satisfied or partially satisfied in previous periods as a result of changes in the estimates of variable consideration related to long-term contracts, was not significant.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, and excludes unexercised contract options and potential orders. As of September 30, 2021, the estimated revenue expected to be recognized in the future related to remaining performance obligations was $1,102.2. We expect to recognize revenue on approximately 79.4% of the remaining performance obligations over the next 12 months and with the remaining over the next few years thereafter.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2021
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
For additional information, see Note 6, “Investments” in our Annual report on form 10-K for the year ended December 31, 2020.
The following table summarizes the components of our investments in equity securities:

	Investment in Equity Securities, Level 1 (1)	Investment in Equity Securities, Level 2 (1)	Investments in Equity Securities, All Others (3)	Equity Method Investments (4) (6)	Investments Total
Balance at December 31, 2020	$53.8	$4.1	$15.7	$5.3	$78.9
New investments (2) (5) (6)	—	—	45.0	58.2	103.2
Reclassification from investment in equity securities to equity method investment (6)	—	—	(36.4)	36.4	—
(Decrease) increase in fair value of investments in equity securities	(25.8)	6.3	20.7	—	1.2
Equity in earnings	—	—	—	0.1	0.1
Foreign currency translation (losses) gains	(2.3)	—	0.3	(1.6)	(3.6)
Balance at September 30, 2021	$25.7	$10.4	$45.3	$98.4	$179.8
_______________
(1)Our investment in McPhy (Euronext Paris: MCPHY - ISIN; FR001742329) represents a Level 1 investment while our investment in Stabilis Energy, Inc. represents a Level 2 investment. For the three and nine months ended September 30, 2021, we recognized an unrealized loss of $6.0 and $25.8, respectively, in our Level 1 investment and an unrealized loss of $4.3 and unrealized gain of $6.3, respectively, in our Level 2 investment.
(2)During the second quarter 2021, we completed an investment in Earthly Labs Inc. (“Earthly Labs”) in the amount of $5.0 for approximately 15% of its equity. Earthly Labs is the leading provider of small-scale carbon capture systems offering an affordable, small footprint technology platform called “CiCi ®” to capture, recycle, reuse, track and sell CO2. Earthly Labs proprietary approach includes hardware, software and services to address half of all existing carbon dioxide emissions from industrial sources while converting molecules to value.
During the first quarter 2021, we completed an investment in Transform Materials LLC (“Transform Materials”) in the amount of $25.0 for approximately 5% of its equity. Transform Materials is a sustainable chemical technology company that uses microwave plasma to convert natural gas into acetylene and hydrogen. Its highly selective, cost-effective, net-carbon-negative process converts the methane in natural gas into high-value products suitable for direct use or downstream reactions.
Also, during the first quarter 2021, we completed an investment in Svante Inc. (“Svante”) in the amount of $15.0 for under 10% of its capital stock on a fully diluted basis. Svante offers companies in emissions-intensive industries a commercially viable way to capture large-scale CO2 emissions from existing infrastructure, either for safe storage or to be recycled for further industrial use in a closed loop.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

(3)Our investments in Svante, Transform Materials and Earthly Labs are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.
(4)Our equity investments accounted for under the equity method of accounting include a 50% ownership interest in a joint venture with Hudson Products de Mexico S.A. de CV which totaled $3.0 and $2.8 at September 30, 2021 and December 31, 2020, respectively. This investment is operated and managed by our joint venture partner and as such, we do not have control over the joint venture and therefore it is not consolidated. Additionally, we have a 25% ownership interest in Liberty LNG, which was valued at $2.4 and $2.1 at September 30, 2021 and December 31, 2020, respectively.
(5)During the second quarter 2021 on May 19, 2021, we completed an investment in Cryomotive GmbH (“Cryomotive”) in the amount of 6.5 million euros (equivalent to $7.9) for a 24.9% ownership interest. Our equity method investment in Cryomotive was $7.2 at September 30, 2021. Cryomotive is a leading green-tech mobility startup in Germany developing a disruptive clean hydrogen storage and refueling technology platform focused on compressed cold hydrogen and cryogenic high-pressure storage. Cryomotive’s proprietary CcH2 CRYOGAS technology aims to decarbonize long-haul commercial vehicles while keeping the range and fueling times similar to diesel powered vehicles.
(6)During the fourth quarter 2020, we completed an investment in HTEC Hydrogen Technology & Energy Corporation (“HTEC”) in the amount of CAD 20 million ($15.7 million) in exchange for 15.6% of HTEC’s common stock on a fully-diluted basis. On September 7, 2021 (the “Closing Date”), we completed an additional investment in HTEC in the amount of CAD 63.3 million (equivalent to $50.3) (the “New Investment”), which increased our investment ownership to 25% of HTEC’s common stock on a fully-diluted basis. As such, HTEC is now classified as an equity method investment. We recognized a gain of $20.7 upon remeasurement of the initial HTEC investment due to an observable price change in an orderly transaction for similar instruments of the same issuer, which is recognized in unrealized (gain) loss on investments in equity securities in the condensed consolidated statements of income for the three and nine months ended September 30, 2021.
Co-Investment Agreement
Simultaneously with the consummation of the New Investment, certain affiliated funds managed by I Squared Capital (collectively, “ISQ”), an infrastructure-focused private equity firm, also purchased a portion of HTEC’s common stock from both HTEC and certain HTEC shareholders (other than Chart) such that the aggregate number of shares of HTEC common stock held by ISQ represents 35% of HTEC’s common stock on a fully-diluted basis (the “ISQ Investment” and, together with the New Investment, the “Investments”). The ISQ Investment was completed at the same purchase price of CAD $24.33 per share (i.e., approximately CAD $153 million in the aggregate).

In connection with the Investments, Chart and ISQ entered into a Co-Investment Agreement, dated as of the Closing Date (the “Co-Investment Agreement”), pursuant to which Chart and ISQ have agreed to the following (among other things, and assuming the consummation of the Investments):
•In the following circumstances, ISQ shall have the right to sell to Chart all (and not less than all) of the shares of HTEC common stock acquired as part of the ISQ Investment and which are still held by ISQ at such time (the “Put Option”): (i) the third anniversary of the Closing Date, (ii) the date Chart undergoes a change of control (subject to certain exceptions), (iii) the date upon which Chart, during the period from the Closing Date through the third anniversary of the Closing Date, has made certain distributions to its shareholders (including cash or other dividends, or via a spin-off transaction), in excess of $900 million, (iv) the date, if any, upon which our leverage ratio exceeds certain thresholds, and (v) the date, if any, of a bankruptcy event (including certain insolvency-related actions) involving Chart. In the event of such a bankruptcy event, ISQ shall also have certain rights to be paid cash liquidated damages by Chart in lieu of ISQ exercising the Put Option, which shall be calculated as the difference between the ISQ Put Option Consideration (as defined below) and the then fair market value of the HTEC common stock (in the event such fair market value is less than the ISQ Put Option Consideration) then held by ISQ.
•In the event that ISQ exercises its Put Option, we shall pay to ISQ an amount in cash (subject to a pro rata reduction in the event the Put Option is exercised prior to the third anniversary of the Closing Date) in exchange for the HTEC common stock then held by ISQ such that ISQ shall realize the greater of (i) an internal rate of return of 10% and (ii) a multiple on ISQ’s invested capital of 1.65x, in each case with respect to each share of HTEC common stock which is subject to the Put Option (the “ISQ Put Option Consideration”); provided, however, that in certain circumstances, we shall be permitted to pay all or some of such amount in the form of shares of our publicly traded common stock (up to

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

7% of our issued and outstanding common stock on a fully diluted basis following the payment of the ISQ Put Option Consideration with such shares).
•Conversely, at any time from and after the third anniversary of the Closing Date, we shall have the right to purchase from ISQ up to 20% of the shares of HTEC common stock acquired as part of the ISQ Investment and which are still held by ISQ at such time (the “Call Option”). In the event that we exercise our Call Option, we shall pay to ISQ an amount in cash in exchange for such common stock such that ISQ shall realize the greater of (i) an internal rate of return of 12.5% and (ii) a multiple on ISQ’s invested capital of 1.65x, in each case with respect to each share of HTEC common stock which is subject to the Call Option.
•In addition, we shall have (i) a right of first offer with respect to any shares of HTEC common stock acquired as part of the ISQ Investment that ISQ desires to transfer to any third party and (ii) a right of first refusal with respect to any such shares that ISQ has determined to sell to a third party pursuant to a definitive agreement therewith (provided that the purchase consideration paid by Chart to ISQ upon our exercise of such right of first refusal must be equal to 102% of the purchase consideration agreed to be paid by such third party).
•In certain circumstances and subject to other requirements set forth in HTEC’s organizational documents and shareholder agreement, (i)    following the 18-month anniversary of the Closing Date, to the extent requested by ISQ, we shall be required to consent to HTEC’s pursuit of an initial public offering (so long as the expected fair market value of the HTEC common stock at such time exceeds 3.5x the per share price set forth above for the Investments), and (ii) following the seven-year anniversary of the Closing Date, to the extent requested by ISQ, we shall be required to consent to a sale process (or similar process related to a liquidity event) of HTEC, and Chart shall be subject to certain customary drag-along rights with respect thereto.
The Co-Investment Agreement shall terminate automatically upon the consummation of an initial public offering by HTEC of its common stock.
NOTE 6 — Leases
Lessee Accounting
As of September 30, 2021 and December 31, 2020, operating right-of-use (“ROU”) assets and lease liabilities were $27.3 and $27.1 ($5.4 of which was current) and $29.0 and $28.7 ($5.1 of which was current), respectively. The weighted-average remaining term for lease contracts was 4.9 years at September 30, 2021, with maturity dates ranging from October 2021 to February 2029. The weighted-average discount rate was 2.3% at September 30, 2021. ROU assets are classified as property, plant and equipment, net in the condensed consolidated balance sheets.
We incurred $3.0 and $2.5 of rental expense under operating leases for the three months ended September 30, 2021 and 2020, respectively, and $9.0 and $8.4 for the nine months ended September 30, 2021 and 2020, respectively. Certain operating leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight-line basis over the minimum lease term. Adjustments for straight-line rental expense for the respective periods was not material and as such, the majority of expense recognized was reflected in cash provided by operating activities for the respective periods. This expense consisted primarily of payments for base rent on building and equipment leases. Payments related to short-term lease costs and taxes and variable service charges on leased properties were immaterial. In addition, we have the right, but no obligation, to renew certain leases for various renewal terms.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

The following table summarizes future minimum lease payments for non-cancelable operating leases as of September 30, 2021:

2021	$2.1
2022	6.9
2023	6.3
2024	6.2
2025	5.5
Thereafter (1)	3.6
Total future minimum lease payments	$30.6
_______________
(1)     As of September 30, 2021, future minimum lease payments for non-cancelable operating leases for the period subsequent to 2025 relate to eight leased facilities.
Lessor Accounting
We lease equipment manufactured by Chart primarily through our Cryo-Lease program as sales-type and operating leases. The net investment of our lease receivables is measured at the commencement date as the present value of the lease payments not yet received. As of September 30, 2021 and December 31, 2020, our short-term net investment in sales type leases was $7.6 and $0.2, respectively and is included in other current assets. Our long-term net investment in sales type leases was $26.5 and $0.5 and is included in other assets in our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020. For sales type leases, interest income was $0.3 and $0.5 in the condensed consolidated statements of income for the three and nine months ended September 30, 2021, respectively. Operating leases are reported as equipment leased to others within property, plant, and equipment, net in our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020.
Operating leases offered by Chart may include early termination options. At the end of a lease, a lessee generally has the option to either extend the lease, purchase the underlying equipment for a fixed price or return it to Chart. The lease agreements clearly define applicable return conditions and remedies for non-compliance to ensure that leased equipment will be in good operating condition upon return.
The following table represents sales from sales-type and operating leases:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Sales-type leases	$13.0	$36.2
Operating leases	0.7	1.7
Total sales from leases	$13.7	$37.9
Sales from sales-type and operating leases are presented net of sales tax and other related taxes. Interest income is recognized over the lease term using the effective interest method.
The following table represents scheduled payments for sales-type leases:

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

September 30, 2021
Remainder of 2021	$1.7
2022	7.8
2023	7.8
2024	7.8
2025	7.8
Thereafter	6.5
Total	39.4
Less: unearned income	5.3
Total	$34.1
Lease payments from operating leases are recorded as income on a straight-line basis over the lease term. Operating lease assets are recorded at cost and depreciated based on their useful lives on a straight-line basis.
The following table represents the cost of equipment leased to others:

	September 30, 2021	December 31, 2020
Equipment leased to others, cost	$12.0	$5.1
Less: accumulated depreciation	2.0	1.4
Equipment leased to others, net	$10.0	$3.7

The following table represents payments due for operating leases:

September 30, 2021
Remainder of 2021	$0.3
2022	0.4
2023	0.2
2024	0.2
2025	0.1
Thereafter	0.1
Total	$1.3
NOTE 7 — Inventories
The following table summarizes the components of inventory:

	September 30, 2021	December 31, 2020
Raw materials and supplies	$180.7	$124.7
Work in process	76.7	57.8
Finished goods	83.7	65.9
Total inventories, net	$341.1	$248.4
The allowance for excess and obsolete inventory balance at September 30, 2021 and December 31, 2020 was $11.1 and $9.7, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 8 — Goodwill and Intangible Assets
Goodwill
The following table represents the changes in goodwill by segment:

	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Consolidated
Balance at December 31, 2020	$93.2	$435.2	$172.4	$165.1	$865.9
Goodwill acquired during the period (1) (2)	—	2.9	82.1	10.1	95.1
Foreign currency translation adjustments and other	(6.1)	(3.3)	0.2	—	(9.2)
Purchase price adjustments (3)	—	—	0.9	—	0.9
Balance at September 30, 2021	$87.1	$434.8	$255.6	$175.2	$952.7
_______________
(1)For further information regarding goodwill acquired and the purchase price adjustments during the period refer to Note 11, “Business Combinations.”
(2)Goodwill acquired during the period for the L.A. Turbine acquisition of $42.1 was allocated to certain reporting units as follows: $2.9 - Heat Transfer Systems, $29.1 - Specialty Products and $10.1 - Repair Service & Leasing. Goodwill acquired during the period for the Cryogenic Gas Technologies, Inc. and AdEdge Holdings, LLC acquisitions was $34.1 and $18.9, respectively and is included in the Specialty Products segment.
(3)During the first nine months of 2021, we recorded purchase price adjustments that increased goodwill by $0.9 in Specialty Products related to the Blue-In-Green, LLC acquisition.
Amounts included in accumulated goodwill impairment loss at both September 30, 2021 and December 31, 2020 were $129.0 ($23.5 - Cryo Tank Solutions, $49.3 - Heat Transfer Systems, $35.8 - Specialty Products, $20.4 - Repair, Service & Leasing).
Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill) (1):

		September 30, 2021		December 31, 2020
	Weighted-average Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	13 years	$317.5	$(76.7)	$302.5	$(59.9)
Unpatented technology	13 years	151.2	(27.0)	110.4	(22.3)
Patents and other	5 years	7.8	(1.1)	8.4	(1.8)
Trademarks and trade names	13 years	3.5	(1.7)	3.6	(1.4)
Land use rights	50 years	11.2	(1.6)	11.1	(1.4)
Total finite-lived intangible assets	14 years	491.2	(108.1)	436.0	(86.8)
Indefinite-lived intangible assets:
Trademarks and trade names		154.9	—	143.9	—
Total intangible assets		$646.1	$(108.1)	$579.9	$(86.8)
_______________
(1)Amounts include the impact of foreign currency translation. Fully amortized or impaired amounts are written off.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

Amortization expense for intangible assets subject to amortization was $10.1 and $9.4 for the three months ended September 30, 2021 and 2020, respectively, and $28.5 and $37.3 for the nine months ended September 30, 2021 and 2020, respectively. We estimate amortization expense to be recognized during the next five years as follows:

For the Year Ending December 31,
2021	$38.6
2022	39.6
2023	38.8
2024	37.5
2025	36.7
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
China Government Grants are presented in our unaudited condensed consolidated balance sheets as follows:

	September 30, 2021	December 31, 2020
Current	$0.5	$0.5
Long-term	7.0	7.3
Total China Government Grants	$7.5	$7.8
NOTE 9 — Debt and Credit Arrangements
Summary of Outstanding Borrowings
The following table represents the components of our borrowings:

	September 30, 2021	December 31, 2020
Senior secured revolving credit facility and term loan:
Term loan due June 2024 (1)	$103.1	$103.1
Senior secured revolving credit facility due June 2024 (2) (3)	440.1	123.5
Unamortized debt issuance costs	(3.9)	(5.0)
Senior secured revolving credit facility and term loan, net of debt issuance costs	539.3	221.6

Convertible notes due November 2024:
Principal amount	258.8	258.8
Unamortized discount (4)	—	(34.8)
Unamortized debt issuance costs	(3.0)	(3.1)
Convertible notes due November 2024, net of unamortized discount and debt issuance costs	255.8	220.9
Total debt, net of unamortized discount and debt issuance costs	795.1	442.5
Less: current maturities	255.7	220.9
Long-term debt	$539.4	$221.6
_______________
(1)As of September 30, 2021, there were $103.1 in borrowings outstanding under the term loan due June 2024, which is due at maturity, bearing an interest rate of 2.3% (2.5% as of December 31, 2020).

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

(2)The senior secured revolving credit facility due 2024 includes $100.0 sub limit for letters of credit, a $250.0 sub limit for discretionary letters of credit and $50.0 sub limit for swingline loans. As of September 30, 2021, there were $440.1 in borrowings outstanding under the senior secured revolving credit facility due 2024 bearing a weighted-average interest rate of 2.2% (2.1% as of December 31, 2020) and $26.9 in letters of credit and bank guarantees outstanding supported by the senior secured revolving credit facility due 2024. As of September 30, 2021, the senior secured revolving credit facility due 2024 had availability of $83.0.
(3)A portion of borrowings outstanding under our senior secured revolving credit facility due 2024 are denominated in euros (“EUR Revolver Borrowings”). EUR Revolver Borrowings outstanding were 78.0 million euros (equivalent to $90.3) and 74.5 million euros (equivalent to $91.4) at September 30, 2021 and December 31, 2020, respectively. During the three and nine months ended September 30, 2021, we recognized an unrealized foreign currency gain of $2.4 and $5.4, respectively, relative to the translation of the EUR Revolver Borrowings outstanding during the reporting period. This unrealized foreign currency gain is classified as foreign currency (gain) loss and other in the condensed consolidated statements of income for the three and nine months ended September 30, 2021.
(4)We derecognized the debt discount associated with the convertible notes due November 2024 upon adoption of ASU 2020-06 on January 1, 2021.
Senior Secured Revolving Credit Facility and Term Loan
At September 30, 2021, we had a senior secured revolving credit facility (the “SSRCF”) and a term loan (together, the “2024 Credit Facilities”), which originally consisted of the following:
•The SSRCF had a borrowing capacity of $550.0.
•The principal amount of the term loan was $450.0.
•The 2024 Credit Facilities bear interest at a base rate margin determined on a leveraged-based scale which ranges from 25 to 150 basis points for alternative base rate loans and 125 to 250 basis points for LIBOR loans.
•Interest and fees were payable on a quarterly basis (or if earlier, at the end of each interest period for LIBOR loans).
Significant financial covenants for the 2024 Credit Facilities included financial maintenance covenants that, as of the last day of any fiscal quarter ending on and after June 30, 2019, (i) requires the ratio of the amount of Chart and its subsidiaries’ consolidated total net indebtedness to consolidated EBITDA to be less than specified maximum ratio levels and (ii) require the ratio of the amount of Chart and its subsidiaries’ consolidated EBITDA to consolidated cash interest expense to be greater than a specified minimum ratio level. The 2024 Credit Facilities include a number of other customary covenants including, but not limited to, restrictions on our ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations and pay dividends or distributions. At September 30, 2021, we were in compliance with all covenants.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

We recorded $6.1 in deferred debt issuance costs in conjunction with the 2024 Credit Facilities, which is included in long-term debt in the unaudited condensed consolidated balance sheet at September 30, 2021, associated with the term loan, which is being amortized over its five-year term beginning in July 2019.
We paid $11.9 in deferred debt issuance costs related to the SSRCF. Deferred debt issuance costs are presented in other assets in the unaudited condensed consolidated balance sheets and are being amortized over the term of the SSRCF. At September 30, 2021, unamortized debt issuance costs associated with the SSRCF were $6.1.
Subsequent Event – Fifth Amended and Restated Credit Agreement
Subsequent to the end of the third quarter, on October 18, 2021, we entered into the Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which provides for a senior secured revolving credit facility (the “Amended SSRCF”) in a principal amount of up to $1,000.0. The Amended SSRCF includes a $100.0 sublimit for letters of credit, a $250.0 sublimit for discretionary letters of credit and a $100.0 sublimit for swingline loans. Under the terms of the Amended Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $500.0 or a lesser amount in integral multiples of $25.0 to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. The Amended SSRCF has five-year maturity.
The Amended SSRCF bears interest, at our election, at a base rate plus an “applicable margin” (as described below) or LIBOR plus an applicable margin. Swingline loans bear interest at a base rate plus an applicable margin. The base rate, for any day, is a floating rate that is the greatest of the prime rate in effect on such day, the NYFRB rate (defined as the greater of the federal funds effective rate and the overnight bank funding rate) in effect on such day plus 50 basis points, and the adjusted LIBOR rate for a one-month interest period in dollars on such day plus 100 basis points. The “applicable margin” is determined on a leveraged-based sliding scale which, before giving effect to the sustainability pricing adjustments (as described below), ranges from 25 to 125 basis points for base rate loans and 125 to 225 basis points for LIBOR loans. We are required to pay commitment fees on any unused commitments under the Amended SSRCF which, before giving effect to the sustainability fee adjustments (as described below), is determined on a leverage-based sliding scale ranging from 20 to 35 basis points. Interest and fees are payable on a quarterly basis (or if earlier, at the end of each interest period with respect to any LIBOR loans).
The applicable margin described in the immediately preceding paragraph is subject to further adjustments based on reductions in the ratio between (i) the total greenhouse gas emissions, measured in metric tons CO2e, of Chart and its subsidiaries during such calendar year and (ii) the aggregate revenue, measured in U.S. Dollars, of Chart and its subsidiaries during such calendar year. These additional pricing adjustments range from an addition of 0.05% to a reduction of 0.025% in the applicable margin described above. The commitment fees described in the immediately preceding paragraph are also subject to sustainability fee adjustments based on the aforementioned ratio. The sustainability fee adjustments range from an addition of 0.01% to a reduction of 0.01%.
Significant financial covenants for the Amended SSRCF include financial maintenance covenants that, as of the last day of any fiscal quarter ending on and after September 30, 2021, (i) require the ratio of the amount of Chart’s and its subsidiaries’ consolidated total net indebtedness to consolidated EBITDA to be less than specified maximum ratio levels and (ii) require the ratio of the amount of Chart’s and its subsidiaries’ consolidated EBITDA to consolidated cash interest expense to be greater than a specified minimum ratio level. The Amended SSRCF includes a number of other customary covenants including, but not limited to, restrictions on our ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations and pay dividends or distributions.
The Amended SSRCF also contains customary events of default. If such an event of default occurs, the lenders thereunder would be entitled to take various actions, including the acceleration of amounts due and all actions permitted to be taken by a secured creditor. The Amended SSRCF is guaranteed by Chart and substantially all of its U.S. subsidiaries, and secured by substantially all of the assets of Chart and its U.S. subsidiaries and 65% of the capital stock of our material non-U.S. subsidiaries (as defined in by the Amended SSRCF) that are owned by U.S. subsidiaries.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

The following table summarizes interest expense and financing costs amortization related to the 2024 Credit Facilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense, term loan due June 2024	$1.3	$3.4	$2.4	$11.6
Interest expense, senior secured revolving credit facility due June 2024	1.6	0.4	3.6	1.6
Interest expense, senior secured revolving credit facility and term loan due June 2024	$2.9	$3.8	$6.0	$13.2

Financing costs amortization, senior secured revolving credit facility and term loan due June 2024	$1.0	$0.9	$2.8	$2.6
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
Prior to December 31, 2020, a conversion of the 2024 Notes could have been settled in cash, shares of our common stock or a combination of cash and shares of our common stock, at our election (subject to, and in accordance with, the settlement provisions of the Indenture). After December 31, 2020, a conversion of the 2024 Notes may be settled in either (1) cash or (2) cash for the principal amount of the 2024 Notes and any combination of cash and shares for the excess settlement amount above the principal amount of the 2024 Notes, at our election (subject to, and in accordance with, the settlement provisions of the Indenture and Supplemental Indenture). The initial conversion rate for the 2024 Notes is 17.0285 shares of common stock (subject to adjustment as provided for in the Indenture) per $1,000 principal amount of the 2024 Notes, which is equal to an initial conversion price of approximately $58.725 per share, representing a conversion premium of approximately 35% above the closing price of our common stock of $43.50 per share on October 31, 2017. In addition, following certain corporate events that occur prior to the maturity date as described in the Indenture, we will pay a make-whole premium by increasing the conversion rate for a holder who elects to convert its 2024 Notes in connection with such a corporate event in certain circumstances. For purposes of calculating earnings per share, if the average market price of our common stock exceeds the applicable conversion price during the periods reported, shares contingently issuable under the 2024 Notes will have a dilutive effect with respect to our common stock. Since our closing common stock price of $191.11 at the end of the period exceeded the conversion price of $58.725, the if-converted value exceeded the principal amount of the 2024 Notes by approximately $583.4 at September 30, 2021. As described below, we entered into convertible note hedge transactions, which are expected to reduce the potential dilution with respect to our common stock upon conversion of the 2024 Notes.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2021
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
As of October 1, 2021, the 2024 Notes continue to be convertible at the option of the shareholders. This conversion right, which will remain available until December 31, 2021, was triggered since the closing price of our common stock was greater than or equal to $76.3425 (130% of the conversion price of the 2024 Notes) for at least 20 trading days during the last 30 trading days ending on September 30, 2021. Since the holders of the 2024 Notes could potentially convert their 2024 Notes at their option during the three month period subsequent to September 30, 2021, the $258.8 principal amount of the 2024 Notes was classified as a current liability in the consolidated balance sheet at September 30, 2021. As of December 31, 2020, the 2024 Notes were convertible at the option of the holders, and the liability component of the 2024 Notes was classified as a current liability. We will reassess the convertibility of the 2024 Notes and the related balance sheet classification on a quarterly basis. There have been no conversions as of the date of this filing.
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
After the adoption of ASU 2020-06, our convertible notes due November 2024 are no longer bifurcated into separate liability and equity components in our September 30, 2021 condensed consolidated balance sheet. Rather, the $258.8 principal amount of our convertible notes due November 2024 was classified as a liability only in our September 30, 2021 condensed consolidated balance sheet. Upon adoption of ASU 2020-06 and transition, we recorded an adjustment to the convertible notes liability component, equity component (additional paid-in-capital) and retained earnings. This adjustment was calculated based on the carrying amount of the convertible notes as if it had always been treated as a liability only. Refer to Note 1, “Basis of Preparation” for further discussion.
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
The following table summarizes interest accretion of the 2024 Notes discount, 1.0% contractual interest coupon and financing costs amortization associated with the 2024 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
2024 Notes, interest accretion of convertible notes discount	$—	$2.0	$—	$5.9
2024 Notes, 1.0% contractual interest coupon	0.6	0.6	1.9	1.9
2024 Notes, total interest expense	$0.6	$2.6	$1.9	$7.8

2024 Notes, financing costs amortization	$0.2	$0.2	$0.7	$0.6
Convertible Note Hedge and Warrant Transactions Associated with the 2024 Notes
In connection with the pricing of the 2024 Notes, we entered into convertible note hedge transactions (the “Note Hedge Transactions”) with certain parties, including the initial purchasers of the 2024 Notes (the “Option Counterparties”). The Note

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2021
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
Foreign Facilities
In various markets where we do business, we have local credit facilities to meet local working capital demands, fund letters of credit and bank guarantees, and support other short-term cash requirements. The facilities generally have variable interest rates and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. We are permitted to borrow up to USD equivalent $75.7 under certain of our foreign facilities. As of September 30, 2021 and December 31, 2020 there were none outstanding in USD equivalent in borrowings outstanding under these facilities.
Certain of our foreign facilities allow us to request bank guarantees and letters of credit. None of these facilities allow revolving credit borrowings. We have foreign letters of credit and bank guarantees that totaled USD equivalent $39.4 and $47.7 as of September 30, 2021 and December 31, 2020, respectively.
Letters of Credit
L.A. Turbine, a wholly-owned subsidiary of the Company, had $0.2 in deposits in a bank outside of the SSRCF to secure letters of credit as of September 30, 2021. Chart Energy & Chemicals, Inc, a wholly-owned subsidiary of the Company, had $1.0 in deposits in a bank outside of the SSRCF to secure letters of credit as of December 31, 2020. The deposits are treated as restricted cash and restricted cash equivalents in the unaudited condensed consolidated balance sheets.
Fair Value Disclosures
The fair value of the 2024 Notes was approximately 333% and 210% of their par value as of September 30, 2021 and December 31, 2020, respectively. The 2024 Notes are actively quoted instruments and, accordingly, the fair value of the 2024 Notes was determined using Level 1 inputs.
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
The following table represents changes in our consolidated warranty reserve:

Balance at December 31, 2020	$11.9
Issued – warranty expense	3.4
Warranty usage	(3.6)
Balance at September 30, 2021	$11.7

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 11 — Business Combinations
AdEdge Acquisition
On August 27, 2021, we acquired 100% of the equity interests of AdEdge Holdings, LLC (“AdEdge”) for approximately $37.5 in cash (subject to certain customary adjustments), net of $1.4 of cash acquired. AdEdge is a water treatment technology and solution provider specializing in the design, development, fabrication and supply of water treatment solutions, specialty medias, legacy and innovative technologies that remove a wide range of contaminants from water. The preliminary estimated fair value of the total net assets acquired include goodwill, identifiable intangible assets and other net assets at the date of acquisition in the amounts of $18.9, $15.2 and $4.8 respectively.
L.A. Turbine Acquisition
On July 1, 2021, we acquired 100% of the equity interests of L.A. Turbine (“LAT”) for approximately $76.6 in cash (subject to certain customary adjustments), net of $1.4 of cash acquired. LAT is a global leader in turboexpander design, engineering, manufacturing, assembly and testing process for new and aftermarket equipment, with significant in-house engineering expertise.
The preliminary estimated useful lives of identifiable finite-lived intangible assets range from less than one year to 15 years. The excess of the purchase price over the estimated fair values is assigned to goodwill. LAT complements our Heat Transfer Systems and Specialty Products segments with the addition of its application-specific, highly engineered turboexpanders which further differentiates Chart’s end market diversity especially in hydrogen and helium liquefaction in addition to industrial gas, natural gas processing, power generation and petrochemical applications. Furthermore, LAT’s aftermarket business will further bolster our Repair, Service & Leasing segment. The addition of LAT’s turboexpanders new equipment and aftermarket businesses allows Chart to offer a broader technology solution for our customers. Management anticipates the combination of strong engineering cultures will continue to further develop full service solutions for our customers. The preliminary estimated goodwill was established due to the benefits outlined above, as well as the benefits derived from the anticipated synergies of LAT integrating with our Heat Transfer Systems, Specialty Products and Repair, Service & Leasing segments. Goodwill recorded for the LAT acquisition is not expected to be deductible for tax purposes.
The following table summarizes the preliminary estimated fair value of the assets acquired in the L.A. Turbine acquisition at the acquisition date:

Net assets acquired:
Identifiable intangible assets	$43.7
Goodwill	42.1
Other assets	4.6
Property, plant and equipment	2.6
Cash and cash equivalents	1.4
Liabilities	(16.4)
Net assets acquired	$78.0

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

Information regarding preliminary estimated identifiable intangible assets acquired in the L.A. Turbine acquisition is presented below:

	Weighted-average Estimated Useful Life	Preliminary Estimated Asset Fair Value
Finite-lived intangible assets acquired:
Unpatented technology	14.5 years	$33.4
Customer relationships	14.5 years	1.5
Backlog	2.5 years	0.7
Other identifiable intangible assets (1)	3.4 years	0.2
Total finite-lived intangible assets acquired	14.2 years	35.8
Indefinite-lived intangible assets acquired:
Trademarks and trade names		7.9
Total intangible assets acquired		$43.7
_______________
(1)Other identifiable intangible assets is included in “Patents and other” in Note 8, “Goodwill and Intangible Assets.”
Cryo Technologies Acquisition
On February 16, 2021, we acquired 100% of the equity interests of Cryogenic Gas Technologies, Inc. (“Cryo Technologies”) for approximately $55.0 in cash (subject to certain customary adjustments), net of $0.6 cash acquired. Cryo Technologies is a global leader in custom engineered process systems to separate, purify, refrigerate, liquefy and distribute high value industrial gases such as hydrogen, helium, argon and hydrocarbons with design capabilities for cold boxes for hydrogen and helium use. The distribution systems Cryo Technologies supplies are located within the helium and hydrogen liquefaction facilities and are inclusive of trailer loading systems, which facilitates the first step in product distribution. The preliminary estimated fair value of the net assets acquired and goodwill at the date of acquisition was $20.9 and $34.1, respectively. The purchase price allocation reported at March 31, 2021 was preliminary and was based on provisional fair values. During the second and third quarters of 2021 we received and analyzed new information about certain intangible assets and subsequently increased their fair value by $17.6. Net assets includes $19.5 in intangible assets, which consists of customer relationships, unpatented technology, trademarks and trade names, backlog and non-competition agreements.
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
BlueInGreen, LLC Acquisition
On November 3, 2020, we completed the acquisition of BlueInGreen, LLC (“BIG”), a leading dissolved-gas expert providing custom-engineered solutions for water treatment and industrial process applications that delivers tangible economic, social and environmental value. The stock purchase was completed for a purchase price of $20.0 in cash at closing (subject to customary adjustments), plus a potential earn-out not to exceed $6.0. The preliminary estimated fair value of the net assets acquired and goodwill at the date of acquisition was $7.9 and $15.7, respectively. The purchase price allocation reported at December 31, 2020 was preliminary and was based on provisional fair values. During the first nine months of 2021, we received and analyzed new information about certain intangible assets and subsequently decreased their estimated fair value by $0.9. Net assets includes $6.2 in intangible assets, which consists of non-compete contracts, unpatented technology, trademarks and trade names, certifications and licenses and customer relationships.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2021
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
The purchase price allocations of AdEdge, LAT, Cryo Technologies, SES, BIG and Alabama Trailers (the “acquisitions”) are preliminary and are based on provisional fair values and subject to revision as we finalize third-party valuations and other analyses. Final determination of the fair values may result in further adjustments to the value of net assets acquired.
As defined in Note 2, “Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2020, we preliminarily allocated the acquisition consideration to tangible and identifiable intangible assets acquired and liabilities assumed based on their preliminary estimated fair values as of the acquisition date. The preliminary fair value of the acquired tangible and identifiable intangible assets was determined based on inputs that are unobservable and significant to the overall fair value measurement. The preliminary fair value is based on estimates and assumptions made by management at the time of the acquisition. As such, the acquisitions are classified as Level 3 fair value hierarchy measurements and disclosures.
Contingent Consideration
The fair value of contingent consideration was $16.9 for SES and $3.2 for BIG at the date of acquisitions and was valued according to a discounted cash flow approach, which included assumptions regarding the probability of achieving certain targets and a discount rate applied to the potential payments. Potential payments are measured between the period commencing October 1, 2021 and ending on December 31, 2028 based on the attainment of certain earnings targets. The potential payments related to both SES and BIG contingent consideration on a combined basis is between $0.0 and $31.0. For the three and nine months ended September 30, 2021, the estimated fair value of contingent consideration related to SES increased by 0.4 and $2.4, respectively. The estimated fair value of contingent consideration related to BIG decreased by $0.1 for both the three and nine months ended September 30, 2021
Valuations are performed using Level 3 inputs as defined in Note 2, “Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2020 and are evaluated on a quarterly basis based on forecasted sales and earnings targets. Contingent consideration liabilities are classified as other current liabilities and other long-term liabilities in the condensed consolidated balance sheets. Changes in fair value of contingent consideration, including accretion, are recorded as selling, general and administrative expenses in the condensed consolidated statements of income and comprehensive income.
The following table represents the changes to our contingent consideration liabilities:

	SES	BIG	Total
Balance at December 31, 2020	$16.9	$3.2	$20.1
Increase (decrease) in fair value of contingent consideration liabilities	2.4	(0.1)	2.3
Balance at September 30, 2021	$19.3	$3.1	$22.4

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 12 — Accumulated Other Comprehensive (Loss) Income
The components of accumulated other comprehensive (loss) income are as follows:

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at June 30, 2021	$1.5	$(10.7)	$(9.2)
Other comprehensive loss	(11.8)	—	(11.8)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	0.3	0.3
Net current-period other comprehensive (loss) income, net of taxes	(11.8)	0.3	(11.5)
Balance at September 30, 2021	$(10.3)	$(10.4)	$(20.7)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at June 30, 2020	$(27.7)	$(10.2)	$(37.9)
Other comprehensive income	19.8	—	19.8
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	0.2	0.2
Net current-period other comprehensive income, net of taxes	19.8	0.2	20.0
Balance at September 30, 2020	$(7.9)	$(10.0)	$(17.9)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income (loss)
Balance at December 31, 2020	$13.8	$(11.4)	$2.4
Other comprehensive loss	(24.1)	—	(24.1)
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes	—	1.0	1.0
Net current-period other comprehensive (loss) income, net of taxes	(24.1)	1.0	(23.1)
Balance at September 30, 2021	$(10.3)	$(10.4)	$(20.7)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at December 31, 2019	$(25.0)	$(10.9)	$(35.9)
Other comprehensive income	17.1	—	17.1
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	0.9	0.9
Net current-period other comprehensive income, net of taxes	17.1	0.9	18.0
Balance at September 30, 2020	$(7.9)	$(10.0)	$(17.9)

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 13 — Earnings Per Share
The following table represents calculations of net earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to Chart Industries, Inc.
Income from continuing operations	$14.9	$15.6	$47.0	$31.4
Income from discontinued operations, net of tax	—	6.1	—	18.9
Net income attributable to Chart Industries, Inc.	$14.9	$21.7	$47.0	$50.3

Earnings per common share – basic:
Income from continuing operations	$0.42	$0.44	$1.32	$0.89
Income from discontinued operations	—	0.18	—	0.53
Net income attributable to Chart Industries, Inc.	$0.42	$0.62	$1.32	$1.42

Earnings per common share – diluted:
Income from continuing operations	$0.36	$0.43	$1.15	$0.88
Income from discontinued operations	—	0.17	—	0.53
Net income attributable to Chart Industries, Inc.	$0.36	$0.60	$1.15	$1.41

Weighted average number of common shares outstanding – basic	35.62	35.23	35.59	35.40
Incremental shares issuable upon assumed conversion and exercise of share-based awards	0.35	0.28	0.33	0.21
Incremental shares issuable due to dilutive effect of convertible notes	2.90	0.43	2.71	—
Incremental shares issuable due to dilutive effect of warrants	2.57	—	2.33	—
Weighted average number of common shares outstanding – diluted	41.44	35.94	40.96	35.61
Diluted earnings per share does not reflect the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Share-based awards	—	0.25	0.04	0.46
Convertible note hedge and capped call transactions (1)	—	0.43	—	—
Warrants	2.90	4.40	2.71	4.40
Total anti-dilutive securities	2.90	5.08	2.75	4.86
 _______________
(1)The convertible note hedge offsets any dilution upon actual conversion of the 2024 Notes up to a common stock price of $71.775 per share. For further information, refer to Note 9, “Debt and Credit Arrangements.”
NOTE 14 — Income Taxes
Income tax expense of $5.5 and $6.2 for the three months ended September 30, 2021 and 2020, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 26.1% and 28.2%, respectively. Income tax expense of $9.9 and $8.9 for the nine months ended September 30, 2021 and 2020, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 17.0% and 21.5%, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

The effective income tax rates of 26.1% for the three months ended September 30, 2021 differed from the U.S. federal statutory rate of 21% primarily due to income earned by our certain foreign entities being taxed at higher rates than the U.S. federal statutory rate combined with a reduction of our foreign-derived intangible income deduction (FDII) as a result of lower forecasted taxable income in the U.S.
The effective income tax rates of 17.0% for the nine months ended September 30, 2021 differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits associated with share-based compensation and income incurred by certain of our foreign operations with a full valuation allowance, partially offset by income earned by our certain foreign entities being taxed at higher rates than the U.S. federal statutory rate.
The effective income tax rates of 28.2% and 21.5% for the three and nine months ended September 30, 2020, respectively, differed from the U.S. federal statutory rate of 21% primarily due to the effect of income earned by our certain foreign entities being taxed at higher rates than the U.S. federal statutory rate, losses incurred by some of our foreign operations for which no benefit was recorded, and the establishment of an APB 23 deferred tax liability associated with our discontinued operations which is partially offset by excess tax benefits associated with share-based compensation.
As of both September 30, 2021 and December 31, 2020, we had a liability for gross unrecognized tax benefits of $1.9. This amount includes $1.3 of unrecognized tax benefits as of both September 30, 2021 and December 31, 2020, which, if ultimately recognized, would reduce our annual effective income tax rate. We recognized interest and penalties of $0.3 related to uncertain tax positions in income tax expense as of September 30, 2021.
NOTE 15 — Share-based Compensation
During the nine months ended September 30, 2021, we granted 0.06 stock options, 0.05 restricted stock units and 0.03 performance units. The total fair value of awards granted to employees during the nine months ended September 30, 2021 was $12.6. In addition, our non-employee directors received stock awards with a total fair value of $0.4. During the nine months ended September 30, 2021, participants in our stock option plans exercised options to purchase 0.13 shares of our common stock.
Stock options generally have a four-year graded vesting period. Restricted stock and restricted stock units generally vest ratably over a three-year period. Performance units generally vest at the end of a three-year performance period based on the attainment of certain pre-determined performance condition targets. During the nine months ended September 30, 2021, 0.08 restricted stock and restricted stock units vested and 0.01 performance units vested.
Share-based compensation expense was $2.3 and $2.2 for the three months ended September 30, 2021 and 2020, respectively and $8.1 and $6.8 for the nine months ended September 30, 2021 and 2020, respectively. Share-based compensation expense is included in selling, general, and administrative expenses in the unaudited condensed consolidated statements of income and comprehensive income. As of September 30, 2021, total share-based compensation of $12.8 is expected to be recognized over the weighted-average period of approximately 2.0 years.
NOTE 16 — Commitments and Contingencies
Environmental
We are subject to federal, state, local, and foreign environmental laws and regulations concerning, among other matters, waste water effluents, air emissions, and handling and disposal of hazardous materials, such as cleaning fluids. We are involved with environmental compliance, investigation, monitoring, and remediation activities at certain of our owned and formerly owned manufacturing facilities and at one owned facility that is leased to a third party, and, except for these continuing remediation efforts, believe we are currently in substantial compliance with all known environmental regulations. At September 30, 2021 and December 31, 2020, we had undiscounted accrued environmental reserves of $0.2 and $0.3, respectively.
Legal Proceedings
Stainless Steel Cryobiological Tank Legal Proceedings
In connection with our divestiture of our Cryobiological business, Chart retained certain potential liabilities, including claims in connection with our following litigation. During the second quarter of 2018, Chart was named in a number of lawsuits (including lawsuits filed in the U.S. District Court for the Northern District of California) filed against Chart and other

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

defendants with respect to the alleged failure of a stainless steel cryobiological storage tank (model MVE 808AF-GB) at the Pacific Fertility Center in San Francisco, California. In May and June of 2021, the first five of the federal lawsuits went to trial, and on June 10, 2021, the jury reached a verdict against Chart in favor of the plaintiffs in those lawsuits in the amount of $14.9, of which 90% ($13.5) is attributable to Chart. On August 13, 2021, judgment was entered, and on September 10, 2021, we filed two post-trial motions: a motion for a new trial and a renewed motion for judgment as a matter of law. The motion for new trial or, in the alternative, request for remittitur, seeks, among other relief, to have the court grant a new trial because of erroneous evidentiary rulings, a factually unsupported negligence claim, plaintiffs’ attorney misconduct, allocation of fault that was not supported by the record, and excessive noneconomic damages. The renewed motion for judgment as a matter of law seeks to have the court direct judgment for Chart on the negligent failure to recall claim because of our contention that plaintiffs failed to present sufficient evidence to prove each element of that claim. Additionally, we continue to have the option to file an appeal.
In the second quarter 2021, we recorded a loss contingency accrual and corresponding charge to net income for $13.5 in the amount of the jury verdict attributable to Chart. The loss contingency accrual is included in other current liabilities in our unaudited condensed consolidated balance sheet at September 30, 2021. Chart expects that any potential loss associated with the verdict will be covered by existing product liability insurance, subject to previously issued reservations of rights by the insurance carriers. Accordingly, we have recorded an offsetting $13.5 loss recovery receivable with a corresponding credit to net income. The loss recovery receivable is included in other current assets in our unaudited condensed consolidated balance sheet at September 30, 2021. Although we continue to vigorously contest the result in this case, we continue to recognize the loss contingency accrual and related loss recovery receivable in our unaudited condensed consolidated balance sheet at September 30, 2021.
Currently there are 148 additional individual cases (excluding the first five cases from the May/June 2021 trial) with respect to the Pacific Fertility Center incident on the docket in the U.S. District Court for the Northern District of California, the next five of which are currently scheduled for trial in January 2022. In addition to the cases filed in the U.S. District Court for the Northern District of California, Chart is currently a defendant in 53 individual cases in the San Francisco Superior Court.
We have asserted various defenses against the claims in the lawsuits, which remain in various stages of development, including a defense that since manufacture, we were not in any way involved with the installation, ongoing maintenance or monitoring of the tank or related fertility center cryogenic systems at any time since the initial delivery of the tank. We continue to evaluate the merits of such claims for each specific case in light of the information available to date regarding use, maintenance and operation of the tank that was sold to the Pacific Fertility Center through an independent distributor, and which had been out of our control for six years prior to the alleged failure. Based on our current evaluation of the remaining cases, an accrual related to any damages that may result from the remaining lawsuits has not been recorded as of September 30, 2021 because a potential loss is not currently probable. Although a loss associated with the claims in the lawsuits is reasonably possible, an estimate of such potential loss cannot be made.
We are occasionally subject to various legal claims related to performance under contracts, product liability, taxes, employment matters, environmental matters, intellectual property, and other matters incidental to the normal course of our business. Based on our historical experience in litigating these claims, as well as our current assessment of the underlying merits of the claims and applicable insurance, if any, management believes that the final resolution of these matters, including the Pacific Fertility Center cases described above, will not have a material adverse effect on our financial position, liquidity, cash flows, or results of operations, except that our results of operations for any particular reporting period may be adversely affected by any potential or actual loss that is accrued in such period. Future developments may, however, result in resolution of these legal claims in a way that could have a material adverse effect.
NOTE 17 — Restructuring Activities
Restructuring costs of $1.9 and $2.9 for the three and nine months ended September 30, 2021, respectively, were primarily related to moving and employee severance costs.
During the third quarter of 2021, we announced our intention to transfer our Houston, Texas repair and service operations to our Beasley, Texas location. For the three months ended September 30, 2021, we incurred $1.4 in costs associated with this project within our Repair, Service & Leasing segment, which mainly included moving and employee severance costs. This project is expected to be completed no later than the third quarter of 2022 for a total cost of $6.0 which does not include the costs discussed above or estimated proceeds from the sale of the Houston, Texas repair and service facility.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

From the third quarter of 2020 through the second quarter 2021, we transferred operations of our heat exchanger leased facility in Tulsa, Oklahoma to our Beasley, Texas location at which we own 260 acres of land and repurposed our Tulsa, Oklahoma facility as a flexible manufacturing, engineering and research and development site serving multiple applications across our operating segments for total estimated costs of $9.0 of which $2.7 was spent in 2020. With respect to 2021, we incurred $0.5 and $1.2 of restructuring costs for the three and nine months ended September 30, 2021, respectively, primarily related to employee severance costs, which is reflected in the tables below under the Heat Transfer Systems segment. We incurred an additional $5.0 and $10.2 in costs (not reflected in the tables below) for the three and nine months ended September 30, 2021, respectively, which are associated with moving and facility start-up costs attributable to the relocation of our air cooled heat exchangers product lines from our Tulsa, Oklahoma facility to our Beasley, Texas facility. This project was substantially complete as of June 30, 2021 although we incurred approximately $0.4 in additional costs during the third quarter of 2021 and may incur further costs in the remainder of 2021.
We are closely monitoring our end markets and order rates and will continue to take appropriate and timely actions as necessary.
Restructuring costs of $1.9 and $12.7 for the three and nine months ended September 30, 2020, respectively, were related to certain cost reduction actions taken primarily in our Cryo Tank Solutions and Heat Transfer Systems segments. These costs were primarily related to employee severance costs.
The following table summarizes severance and other restructuring costs, which includes employee-related costs, facility rent and exit costs, relocation, recruiting, travel and other:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Severance:
Cost of sales	$0.4	$0.6	$0.4	$4.5
Selling, general, and administrative expenses	—	0.7	0.3	5.5
Total severance costs	0.4	1.3	0.7	10.0
Other restructuring:
Cost of sales	1.5	0.6	2.2	0.6
Selling, general, and administrative expenses	—	—	—	2.1
Total other restructuring costs	1.5	0.6	2.2	2.7

Total restructuring costs	$1.9	$1.9	$2.9	$12.7
The following tables summarize our restructuring activities for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Corporate	Consolidated
Balance at June 30, 2021	$0.3	$(0.1)	$—	$—	$—	$0.2
Restructuring charges	—	0.5	—	1.4	—	1.9
Cash payments and other	—	(0.3)	—	0.1	—	(0.2)
Balance at September 30, 2021	$0.3	$0.1	$—	$1.5	$—	$1.9

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2021
(Dollars and shares in millions, except per share amounts) – Continued

	Three Months Ended September 30, 2020
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Corporate	Consolidated
Balance at June 30, 2020	$1.4	$0.2	$—	$—	$0.3	$1.9
Restructuring charges	0.3	1.1	—	0.1	0.4	1.9
Cash payments and other	(0.6)	(1.1)	—	(0.1)	(0.4)	(2.2)
Balance at September 30, 2020	$1.1	$0.2	$—	$—	$0.3	$1.6

	Nine Months Ended September 30, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Corporate	Consolidated
Balance at December 31, 2020	$0.5	$0.2	$—	$—	$0.1	$0.8
Restructuring charges	0.3	1.2	—	1.4	—	2.9
Cash payments and other	(0.5)	(1.3)	—	0.1	(0.1)	(1.8)
Balance at September 30, 2021	$0.3	$0.1	$—	$1.5	$—	$1.9

	Nine Months Ended September 30, 2020
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Corporate	Consolidated
Balance at December 31, 2019	$0.5	$0.2	$—	$—	$0.2	$0.9
Restructuring charges	3.2	6.8	—	0.1	2.6	12.7
Cash payments and other	(2.6)	(6.8)	—	(0.1)	(2.5)	(12.0)
Balance at September 30, 2020	$1.1	$0.2	$—	$—	$0.3	$1.6
NOTE 18 — Subsequent Event
On October 18, 2021, we entered into the Fifth Amended and Restated Credit Agreement, which provides for a senior secured revolving credit facility in a principal amount of up to $1,000.0. The secured revolving credit facility has five-year maturity. Refer to Note 9, “Debt and Credit Arrangements” for further information.

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
Macroeconomic Impacts
Despite strong order and backlog growth, supply chain, labor and logistics issues weighed on business in the third quarter 2021, in particular on the gross margin line as our price increases were not able to completely keep pace with rapidly accelerating material costs, freight and gas price increases and backlog timing. Furthermore, the uncertainty associated with the coronavirus (Covid-19) pandemic remains, which we continue to actively monitor in terms of its impact on our results of operations for the remainder of 2021 and beyond. The extent to which our operations will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity, or reemergence, of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.
We previously indicated that we anticipated that in the third quarter 2021 we would need to monitor whether material costs and availability were improving or getting worse and then respond quickly. Things did get worse in the quarter, with additional challenges including material costs that rapidly increased in the third quarter 2021, Force Majeure issued to industrial customers (including us) from our industrial gas supplier on nitrogen and argon allocations due to Covid-19 oxygen needs, increases from the end of the second quarter 2021 to the end of the third quarter 2021 on container cost and road freight costs coupled with the lack of availability of drivers, trucks, packaging and port congestion combined with unusual weather events and availability and cost of labor, including Covid-19 labor impacts. While we did respond quickly with surcharges, additional price increases and operational cost reductions, none of our in-quarter actions were immediately impactful to margins within the quarter itself. We have seen specific improvements in some of the challenges we faced last quarter and are currently projecting certain further tempering of specific headwinds in the coming quarter with more normalization of the macro difficulties later in 2022. We continue to have confidence in our double-digit forecasted organic growth and associated margin increases across the coming years.
Environmental, Social, Governance
Chart is proud to be at the forefront of the clean energy transition as a leading provider of technology, equipment and services related to liquefied natural gas, hydrogen, biogas, carbon capture and water treatment, amongst other applications. We also captured as our unique offering for the “nexus of clean” clean power, clean water, clean food and clean industrials. This leadership position is possible not only because we have the broadest offering of clean innovative solutions for the various end markets we serve, but also because we are committed to global responsibility. Reporting our Environmental, Social, Governance (“ESG”) performance is one of the ways we demonstrate accountability and transparency to our team members, suppliers, customers, shareholders and communities. Below are some highlights of our ESG efforts, and further information can be found in our second Annual Sustainability report with scorecard which was released in April 2021.

•With safety as our highest priority, Chart team members achieved our lowest Total Recordable Incident Rate (TRIR) in our history in 2020.
•We measure progress through Sustainability Accounting Standards Board (SASB) and Task Force on Climate-Related Financial Disclosures (TCFD) indices, as well as contributing to the Global Reporting Initiative (GRI) and United Nations Sustainable Development Goals (SDGs).
•We utilize Riskmethods analytics to proactively monitor our supply chain for proper governance in our supplier network including their climate targets and other ESG activities.
•We formed a Global ESG Committee, Global Safety Council, and Global Diversity & Inclusion Committee.

•We released our second Annual Sustainability report with scorecard in April 2021.
•We have recently entered into a cutting-edge sustainability-linked banking agreement with covenants tied to our Green House Gas (“GHG”) emission reductions’ actual performance.
•We have set a target to reduce our carbon intensity 30% by 2030 and have specific initiatives in place to help us meet this goal. Last year, we made progress towards achieving our target by reducing GHG Intensity by almost 6.0% year-over-year.
•In terms of lowering our own emissions, we made plant improvements including energy efficient upgrades for various equipment, replacing diesel powered equipment with electric and installing LED lighting in office spaces. In 2020, Chart reduced Scope 1 and Scope 2 emissions by 8.5% and 8.9%, respectively, while reducing total energy consumption by almost 16.0%.
•We are our helping customers to achieve their own sustainability targets in a number of different ways whether that’s through reducing the amount of plastic used in packaging to lowering greenhouse gas emissions by enabling the transition towards cleaner fuels.
•We have an independent Board of Directors that is comprised of nine directors (four of our nine directors are female and five of our nine are diverse) and governed with a separate Chairman and CEO.
•We hold regular meetings on the topic and reviews with our Board or Directors.
•We link our executives and their direct reports short-term incentive payout (25% of the strategic and operational goals) to an ESG metric.
•Our team volunteers in their communities with a focus on supporting children and families, ending hunger and improving health. In 2020, we donated over 4,000 masks in addition to medical oxygen equipment to respond to the Covid-19 pandemic. We offer every team member worldwide one paid day off each year to volunteer in our communities.
•We were named Emissions Reductions Champion – Organization of the Year at Gastech 2021 in Dubai. We were also named as a finalist in S&P Global Platts’ Corporate Social Responsibility Award.
Third Quarter 2021 Highlights
Strong order activity contributed to our fourth consecutive quarter of record ending total backlog as of September 30, 2021 of $1,102.2 million compared to $684.9 million as of September 30, 2020 and $1,083.9 million as of June 30, 2021 (then a record), representing increases of $417.3 million or 60.9% and $18.3 million or 1.7%, respectively, which reflects the broad-based demand we continue to see quarter-over-quarter across our end markets. These increases were largely driven by strong albeit tempered orders in our Cryo Tank Solutions and Specialty Products segments (as compared to the second quarter of 2021) mainly driven by orders in storage equipment, mobile equipment, hydrogen and helium equipment, HLNG vehicle tanks, lasers, LNG regasification and water treatment applications as we continue to see broad based demand including the continuing recovery in certain end markets, continued demand for our clean products supporting the strongest current macroeconomic trend of sustainability, and the combination of larger liquefaction orders for LNG, hydrogen and helium. Cryo Tank Solutions segment backlog was $345.3 million as of September 30, 2021, a record, as compared to $208.7 million and $327.1 million as of September 30, 2020 and June 30, 2021, respectively. Specialty Products segment backlog was $381.2 million as of September 30, 2021, also a record, as compared to $158.8 million and $374.0 million as of September 30, 2020 and June 30, 2021, respectively.
Consolidated sales increased to $328.3 million in the third quarter 2021 from $273.2 million in the third quarter 2020 and $322.0 million in the second quarter of 2021, which was mainly driven by our Specialty Products, Cryo Tank Solutions and Repair, Service & Leasing segments, each of which had double digit growth on a prior year same quarter comparative basis. This increase was partially offset by lower sales in our Heat Transfer Systems segment mainly due to industry-wide softness in demand for midstream and upstream compression equipment. However, we believe we are seeing the signs of a slight recovery in market conditions as indicated by an increase in customer order activity and inquiry. Sales during the quarter, although higher on a year-over-year and sequential basis, were somewhat lower than anticipated, given timing shifts that delayed certain expected sales into the fourth quarter. Third quarter 2021 Specialty Products segment sales of $116.9 million and gross profit of $40.7 million, which improved by $10.1 million (9.5%) and $4.0 million (10.9%), respectively, as compared to the second quarter of 2021, included record sales for hydrogen and helium and water treatment equipment. We are also starting to see an increase in inquires and orders around upstream oil and gas activities. On a consolidated basis, gross profit decreased during the third quarter of 2021 compared to the third quarter of 2020 by $3.7 million or 4.7%, and third quarter 2021 gross margin as a percent of sales of 22.8% decreased from 28.8% in the third quarter of 2020. The decrease in margin as a percent of sales in the current quarter over third quarter of 2020 was primarily driven by higher material prices due to market conditions for all segments overall as discussed in the macroeconomic impacts section above and Venture Global’s Calcasieu Pass LNG export terminal project (“Calcasieu Pass”) volume mix which drove higher margins in the third quarter of 2020 in our Heat Transfer Systems segment.

Outlook
Our 2021 and 2022 full year outlooks reflect execution on the clean energy transition including growth in small scale LNG opportunities and our Specialty Products business, especially in water treatment, over the road trucking, hydrogen and helium applications driven by strength in year-to-date 2021 orders and backlog, including specific liquefaction projects and commercial opportunities increasing from our inorganic investments, acquisitions completed in the past twelve months and the slight recovery in our air cooled heat exchangers business relative to traditional midstream and upstream energy applications. We expect the third quarter 2021 was the bottom in terms of the negative margin impact from lagging pricing to cost increases, and subsequent quarters (including the fourth quarter 2021) are sequentially improved, in particular as the result of the specific projects with margin visibility that will have material revenue recognized in the fourth quarter 2021, the pricing and surcharges beginning to show in margins and generally higher volumes to assist in labor absorption. We anticipate the first half of 2022 will include a continued margin drag from the macroeconomic challenges but increasingly offset in each of the first two quarters of 2022 by the positive impact from actions we have taken to date.
There is no additional Big LNG revenue included in our outlook although we strongly believe that there is the opportunity for up to three Big LNG projects with our equipment and/or IPSMR® to move to Final Investment Decision (“FID”) in the first half of 2022. We continue to invest in our automation, process improvement, and productivity activities across Chart, with total anticipated 2021 capital expenditures spend of $40.0 million to $45.0 million.
Consolidated Results for the Three Months Ended September 30, 2021 and 2020, and June 30, 2021
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the three months ended September 30, 2021 and 2020 and June 30, 2021 (dollars in millions). Financial data for the three months ended June 30, 2021 has been included to provide additional information regarding our business trends on a sequential quarter basis.
Selected Financial Information

	Three Months Ended			Current Quarter vs. Prior Year Same Quarter		Current Quarter vs. Prior Sequential Quarter
	September 30, 2021	September 30, 2020	June 30, 2021	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Sales
Cryo Tank Solutions	$112.2	$102.0	$97.8	$10.2	10.0%	$14.4	14.7%
Heat Transfer Systems	56.4	80.7	65.2	(24.3)	(30.1)%	(8.8)	(13.5)%
Specialty Products	116.9	56.0	106.8	60.9	108.8%	10.1	9.5%
Repair, Service & Leasing	46.3	36.5	54.6	9.8	26.8%	(8.3)	(15.2)%
Intersegment eliminations	(3.5)	(2.0)	(2.4)	(1.5)	75.0%	(1.1)	45.8%
Consolidated	$328.3	$273.2	$322.0	$55.1	20.2%	$6.3	2.0%

Gross Profit
Cryo Tank Solutions	$22.6	$25.6	$23.2	$(3.0)	(11.7)%	$(0.6)	(2.6)%
Heat Transfer Systems	2.2	21.3	11.2	(19.1)	(89.7)%	(9.0)	(80.4)%
Specialty Products	40.7	20.5	36.7	20.2	98.5%	4.0	10.9%
Repair, Service & Leasing	9.4	11.2	12.1	(1.8)	(16.1)%	(2.7)	(22.3)%
Consolidated	$74.9	$78.6	$83.2	$(3.7)	(4.7)%	$(8.3)	(10.0)%

Gross Profit Margin
Cryo Tank Solutions	20.1%	25.1%	23.7%
Heat Transfer Systems	3.9%	26.4%	17.2%
Specialty Products	34.8%	36.6%	34.4%
Repair, Service & Leasing	20.3%	30.7%	22.2%
Consolidated	22.8%	28.8%	25.8%

SG&A Expenses
Cryo Tank Solutions	$9.1	$10.5	$9.1	$(1.4)	(13.3)%	$—	—%
Heat Transfer Systems	7.3	7.2	6.6	0.1	1.4%	0.7	10.6%
Specialty Products	11.8	4.7	11.6	7.1	151.1%	0.2	1.7%
Repair, Service & Leasing	4.9	3.3	4.4	1.6	48.5%	0.5	11.4%
Corporate	18.0	15.4	16.3	2.6	16.9%	1.7	10.4%
Consolidated	$51.1	$41.1	$48.0	$10.0	24.3%	$3.1	6.5%

SG&A Expenses (% of Sales)
Cryo Tank Solutions	8.1%	10.3%	9.3%
Heat Transfer Systems	12.9%	8.9%	10.1%
Specialty Products	10.1%	8.4%	10.9%
Repair, Service & Leasing	10.6%	9.0%	8.1%
Consolidated	15.6%	15.0%	14.9%

	Three Months Ended			Current Quarter vs. Prior Year Same Quarter		Current Quarter vs. Prior Sequential Quarter
	September 30, 2021	September 30, 2020	June 30, 2021	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Operating Income (Loss) (1)
Cryo Tank Solutions	$13.0	$13.8	$13.4	$(0.8)	(5.8)%	$(0.4)	(3.0)%
Heat Transfer Systems	(9.9)	8.4	(0.5)	(18.3)	(217.9)%	(9.4)	1,880.0%
Specialty Products (2)	26.4	15.3	23.4	11.1	72.5%	3.0	12.8%
Repair, Service & Leasing	2.2	6.0	5.6	(3.8)	(63.3)%	(3.4)	(60.7)%
Corporate (3)	(18.0)	(15.4)	(16.3)	(2.6)	16.9%	(1.7)	10.4%
Consolidated	$13.7	$28.1	$25.6	$(14.4)	(51.2)%	$(11.9)	(46.5)%

Operating Margin
Cryo Tank Solutions	11.6%	13.5%	13.7%
Heat Transfer Systems	(17.6)%	10.4%	(0.8)%
Specialty Products	22.6%	27.3%	21.9%
Repair, Service & Leasing	4.8%	16.4%	10.3%
Consolidated	4.2%	10.3%	8.0%
_______________
(1)Restructuring costs for the three months ended:
•September 30, 2021 were $1.9 ($0.5 - Heat Transfer Systems, $1.4 - Repair, Service & Leasing).
•September 30, 2020 were $1.9 ($0.3 - Cryo Tank Solutions, $1.1 - Heat Transfer Systems, $0.1 - Repair, Service & Leasing and $0.4 - Corporate).
•June 30, 2021 were $0.3 ($0.3 - Heat Transfer Systems).
(2)Acquisition-related contingent consideration adjustments in our Specialty Products segment for the three months ended:
•September 30, 2021 were $0.3.
•June 30, 2021 were $1.2.
(3)Includes transaction-related costs of $0.7 for the three months ended September 30, 2021 related to recent acquisitions.
Results of Operations for the Three Months Ended September 30, 2021 and 2020, and June 30, 2021
Sales for the third quarter of 2021 compared to the same quarter in 2020 increased by $55.1 million, from $273.2 million to $328.3 million, or 20.2%. The increase in sales on a prior year same quarter comparative basis was primarily driven by growth in our Specialty Products segment on favorable sales in hydrogen, HLNG vehicle tanks, laser and food & beverage applications, and water treatment equipment sales, in our Cryo Tank Solutions segment on favorable sales in engineered systems and mobile equipment, and in our Repair, Service & Leasing segment on favorable sales in our Cryo-Lease business.

This increase was partially offset by the continued softness in demand for midstream and upstream compression equipment and timing of sales recognized relative to Calcasieu Pass within our Heat Transfer Systems segment.
Gross profit decreased during the third quarter of 2021 compared to the third quarter of 2020 by $3.7 million or 4.7%, and third quarter 2021 gross margin as a percent of sales of 22.8% decreased from 28.8% in the third quarter of 2020. The decrease in margin as a percent of sales in the current quarter over third quarter of 2020 was primarily driven by macroeconomic conditions as our price increases lagged the more than anticipated rapidly accelerating material prices, freight costs and gas price increases for all segments overall and Calcasieu Pass volume mix which drove higher margins in the third quarter of 2020 in our Heat Transfer Systems segment. Restructuring costs recorded to cost of sales were $1.9 million and $1.2 million for the three months ended September 30, 2021 and 2020, respectively.
Consolidated SG&A expenses increased by $10.0 million or 24.3% during the third quarter of 2021 compared to the same quarter in 2020 primarily driven by ramp up in our Specialty Products business and SG&A expenses related to recent acquisitions.
Interest Expense, Net and Financing Costs Amortization
Interest expense, net for the three months ended September 30, 2021 and 2020 was $3.2 million and $6.5 million, respectively, representing a decrease of $3.3 million. The decrease in interest expense, net, is primarily due to lower borrowings outstanding on our term loan due June 2024 during the third quarter of 2021 as compared to the third quarter of 2020. Furthermore, we no longer recognize interest accretion of convertible notes discount due to a change in accounting principle adopted at the beginning of fiscal year 2021 whereas we recognized $2.0 million in interest accretion expense in the third quarter of 2020. For further information regarding the change in accounting principle, refer to Note 1, “Basis of Preparation” to our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report. Interest expense, net for both the three months ended September 30, 2021 and 2020 included $0.6 million of 1.0% cash interest expense related to our convertible notes due November 2024 and $2.9 million and $3.8 million, respectively, in interest related to borrowings on our senior secured revolving credit facility and term loan due 2024. Financing costs amortization was $1.2 million and $1.1 million for the three months ended September 30, 2021 and 2020, respectively.
Unrealized Gain On Investments In Equity Securities
During the third quarter of 2021, we recognized an unrealized gain on investments in equity securities of $10.4 million, which was driven by an unrealized gain of $20.7 million upon remeasurement of the initial HTEC investment due to an observable price change in an orderly transaction for similar instruments of the same issuer, partially offset by a $6.0 million unrealized loss on the mark-to-market adjustment of our investment in McPhy and a $4.3 million unrealized loss on the mark-to-market adjustment of our investment in Stabilis. During third quarter of 2020, we recognized an unrealized gain of $0.7 million on the mark-to-market adjustment of our investment in Stabilis.
Foreign Currency Gain and Other
For the three months ended September 30, 2021 and 2020, foreign currency gain and other was $1.4 million and $0.8 million, respectively. The variance between periods was primarily driven by fluctuations in the U.S dollar as compared to the euro and Chinese yuan.
Income Tax Expense
Income tax expense of $5.5 million and $6.2 million for the three months ended September 30, 2021 and 2020, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 26.1% and 28.2%, respectively. The effective income tax rate of 26.1% for the three months ended September 30, 2021 differed from the U.S. federal statutory rate of 21% primarily due to income earned by our certain foreign entities being taxed at higher rates than the U.S. federal statutory rate combined with a reduction of our foreign-derived intangible income deduction (FDII) as a result of lower forecasted taxable income in the U.S.
The effective income tax rate of 28.2% for the three months ended September 30, 2020 differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits associated with share-based compensation, which was offset by the effect of income earned by our certain foreign entities being taxed at higher rates than the U.S. federal statutory rate, losses incurred by some of our foreign operations for which no benefit was recorded, and the establishment of an APB 23 deferred tax liability associated with our discontinued operations.

Net Income Attributable to Chart Industries, Inc. From Continuing Operations
As a result of the foregoing, net income attributable to Chart Industries, Inc. from continuing operations for the three months ended September 30, 2021 and 2020 was $14.9 million and $15.6 million, respectively.
Discontinued Operations
The results from our cryobiological related products business formerly reported in our Distribution & Storage Western Hemisphere segment are reflected in our condensed consolidated financial statements as discontinued operations for the three months ended September 30, 2020. For further information, refer to Note 2, “Discontinued Operations” of our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report.

Consolidated Results for the nine months ended September 30, 2021 and 2020
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the nine months ended September 30, 2021 and 2020 (dollars in millions):
Selected Financial Information

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2021	September 30, 2020	Variance ($)	Variance (%)
Sales
Cryo Tank Solutions	$313.9	$305.3	$8.6	2.8%
Heat Transfer Systems	190.8	290.9	(100.1)	(34.4)%
Specialty Products	301.0	157.5	143.5	91.1%
Repair, Service & Leasing	142.3	117.3	25.0	21.3%
Intersegment eliminations	(9.2)	(6.3)	(2.9)	46.0%
Consolidated	$938.8	$864.7	$74.1	8.6%

Gross Profit
Cryo Tank Solutions	$71.0	$75.5	$(4.5)	(6.0)%
Heat Transfer Systems	29.2	74.2	(45.0)	(60.6)%
Specialty Products	105.6	57.8	47.8	82.7%
Repair, Service & Leasing	36.2	36.7	(0.5)	(1.4)%
Consolidated	$242.0	$244.2	$(2.2)	(0.9)%

Gross Profit Margin
Cryo Tank Solutions	22.6%	24.7%
Heat Transfer Systems	15.3%	25.5%
Specialty Products	35.1%	36.7%
Repair, Service & Leasing	25.4%	31.3%
Consolidated	25.8%	28.2%

SG&A Expenses
Cryo Tank Solutions	$27.1	$30.1	$(3.0)	(10.0)%
Heat Transfer Systems	20.9	28.4	(7.5)	(26.4)%
Specialty Products	32.5	15.8	16.7	105.7%
Repair, Service & Leasing	13.7	11.2	2.5	22.3%
Corporate	51.1	51.7	(0.6)	(1.2)%
Consolidated	$145.3	$137.2	$8.1	5.9%

SG&A Expenses % of Sales
Cryo Tank Solutions	8.6%	9.9%
Heat Transfer Systems	11.0%	9.8%
Specialty Products	10.8%	10.0%
Repair, Service & Leasing	9.6%	9.5%
Consolidated	15.5%	15.9%

Operating Income (Loss) (1)
Cryo Tank Solutions (2)	$42.0	$41.3	$0.7	1.7%
Heat Transfer Systems	(6.5)	21.1	(27.6)	(130.8)%
Specialty Products (3)	67.7	40.8	26.9	65.9%
Repair, Service & Leasing	16.1	18.2	(2.1)	(11.5)%
Corporate (4)	(51.1)	(51.7)	0.6	(1.2)%
Consolidated	$68.2	$69.7	$(1.5)	(2.2)%

Operating Margin
Cryo Tank Solutions	13.4%	13.5%
Heat Transfer Systems	(3.4)%	7.3%
Specialty Products	22.5%	25.9%
Repair, Service & Leasing	11.3%	15.5%
Consolidated	7.3%	8.1%
(1)Restructuring costs for the nine months ended:
•September 30, 2021 were $2.9 ($0.3 - Cryo Tank Solutions, $1.2 - Heat Transfer Systems and $1.4 - Repair, Service & Leasing).
•September 30, 2020 were $12.7 ($3.2 - Cryo Tank Solutions, $6.8 - Heat Transfer Systems, $0.1 - Repair, Service & Leasing and $2.6 - Corporate).
(2)Includes a $2.6 gain on sale of a facility in China for the nine months ended September 30, 2020.
(3)Includes acquisition-related contingent consideration adjustments of $2.3 in our Specialty Products segment for the nine months ended September 30, 2021.
(4)Includes transaction-related costs of $2.5 for the nine months ended September 30, 2021 related to recent acquisitions.
Results of Operations for the Nine Months Ended September 30, 2021 and 2020
Sales for the first nine months of 2021 compared to the same period in 2020 increased by $74.1 million, from $864.7 million to $938.8 million, or 8.6%. Similar to the comments in the results of operations for the three months ended September 30, 2021 and 2020 section above, this increase was primarily driven by growth in our Specialty Products segment on favorable sales in hydrogen, HLNG vehicle tanks, laser and food & beverage applications, and water treatment equipment sales, in our Cryo Tank Solutions segment on favorable sales in engineered systems and mobile equipment, and in our Repair, Service & Leasing segment on favorable sales in our Cryo-Lease business. This increase was partially offset by the continued softness in demand for midstream and upstream compression equipment and timing of sales recognized relative to Calcasieu Pass within our Heat Transfer Systems segment.
Gross profit decreased during the first nine months of 2021 compared to the first nine months of 2020 by $2.2 million or 0.9%, and year-to-date 2021, and gross margin as a percent of sales of 25.8% for the first nine months of 2021 decreased from 28.2% in the first nine months of 2020. Similar to the comments in the results of operations for the three months ended September 30, 2021 and 2020 section above, the decrease in margin as a percent of sales for the first nine months of 2021 compared to the first nine months of 2020 was primarily driven by macroeconomic conditions as our price increases lagged the more than anticipated rapidly accelerating material prices, freight costs and gas price increases for all segments overall and Calcasieu Pass volume mix which drove higher margins in the third quarter of 2020 in our Heat Transfer Systems segment. Restructuring costs recorded to cost of sales were $2.6 million and $5.1 million for the nine months ended September 30, 2021 and 2020, respectively.
Consolidated SG&A expenses increased by $8.1 million or 5.9% during the first nine months of 2021 compared to the same period in 2020 primarily driven by a ramp up in our Specialty Products business which drove higher SG&A expenses in the segment and SG&A expenses related to recent acquisitions, partially offset by lower restructuring costs recorded to consolidated SG&A expenses, which were $0.3 million and $7.6 million for the nine months ended September 30, 2021 and 2020, respectively.

Interest Expense, Net and Financing Costs Amortization
Interest expense, net for the nine months ended September 30, 2021 and 2020 was $7.4 million and $21.2 million, respectively, representing a decrease of $13.8 million. The decrease in interest expense, net, is primarily due to lower borrowings outstanding on our term loan due June 2024 during the first nine months of 2021 as compared to the first nine months of 2020. Furthermore, we no longer recognize interest accretion of convertible notes discount due to a change in accounting principle adopted at the beginning of fiscal year 2021 whereas we recognized $5.9 million in interest accretion expense in the first nine months of 2020. For further information regarding the change in accounting principle, refer to Note 1, “Basis of Preparation” to our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report. Interest expense, net for both the nine months ended September 30, 2021 and 2020 included $1.9 million of 1.0% cash interest expense related to our convertible notes due November 2024 and $6.0 million and $13.2 million, respectively, in interest related to borrowings on our senior secured revolving credit facility and term loan due 2024. Financing costs amortization was $3.5 million for the nine months ended September 30, 2021 as compared to $3.2 million for the nine months ended September 30, 2020.
Unrealized (Gain) Loss On Investments In Equity Securities
During the first nine months of 2021, we recognized an unrealized gain on investments in equity securities of $1.2 million, which was driven by an unrealized gain of $20.7 million upon remeasurement of the initial HTEC investment due to an observable price change in an orderly transaction for similar instruments of the same issuer and a $6.3 million unrealized gain on the mark-to-market adjustment of our investment in Stabilis, partially offset by a $25.8 million unrealized loss on the mark-to-market adjustment of our investment in McPhy. During the first nine months of 2020, we recognized an unrealized loss of $3.2 million mainly from the mark-to-market adjustment of our investment in Stabilis.
Foreign Currency Loss and Other
For the nine months ended September 30, 2021 and 2020, foreign currency loss and other was $0.1 million and $0.8 million, respectively.
Income Tax Expense
Income tax expense of $9.9 million and $8.9 million for the nine months ended September 30, 2021 and 2020, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 17.0% and 21.5%, respectively. The effective income tax rate of 17.0% for the nine months ended September 30, 2021 differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits associated with share-based compensation and income earned by certain of our foreign operations with a full valuation allowance, partially offset by income earned by our certain foreign entities being taxed at higher rates than the U.S. federal statutory rate.
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
Net Income Attributable to Chart Industries, Inc. From Continuing Operations
As a result of the foregoing, net income attributable to Chart Industries, Inc. from continuing operations for the nine months ended September 30, 2021 and 2020 was $47.0 million and $31.4 million, respectively.
Discontinued Operations
The results from our cryobiological related products business formerly reported in our Distribution & Storage Western Hemisphere segment are reflected in our condensed consolidated financial statements as discontinued operations for the nine months ended September 30, 2020. For further information, refer to Note 2, “Discontinued Operations” of our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report.
Segment Results
Our reportable and operational segments include: Cryo Tank Solutions, Heat Transfer Systems, Specialty Products, and Repair, Service & Leasing. Corporate includes operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, and risk management. Corporate support functions are not currently allocated to the segments. For further information, refer to Note 3, “Reportable Segments” of our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report. The following tables include key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the three and nine months ended September 30, 2021 and 2020 (dollars in millions):
Cryo Tank Solutions — Results of Operations for the Three Months Ended September 30, 2021 and 2020

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	September 30, 2021	September 30, 2020	Variance ($)	Variance (%)
Sales	$112.2	$102.0	$10.2	10.0%
Gross Profit	22.6	25.6	(3.0)	(11.7)%
Gross Profit Margin	20.1%	25.1%
SG&A Expenses	$9.1	$10.5	$(1.4)	(13.3)%
SG&A Expenses (% of Sales)	8.1%	10.3%
Operating Income	$13.0	$13.8	$(0.8)	(5.8)%
Operating Margin	11.6%	13.5%
For the third quarter of 2021, Cryo Tank Solutions sales increased by $10.2 million as compared to the same quarter in 2020 primarily due to higher sales in engineered systems and mobile equipment.
During the third quarter of 2021, Cryo Tank Solutions segment gross profit decreased by $3.0 million as compared to the same quarter in 2020. The decrease in gross profit and gross profit margin was mainly driven by higher material prices and higher labor costs due to macroeconomic conditions as discussed in the consolidated results section above.
Cryo Tank Solutions segment SG&A expenses decreased by $1.4 million during the third quarter of 2021 as compared to the same quarter in 2020. Cryo Tank Solutions segment SG&A expenses decreased mainly due to lower employee-related costs and lower restructuring costs.
Cryo Tank Solutions — Results of Operations for the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2021	September 30, 2020	Variance ($)	Variance (%)
Sales	$313.9	$305.3	$8.6	2.8%
Gross Profit	71.0	75.5	(4.5)	(6.0)%
Gross Profit Margin	22.6%	24.7%
SG&A Expenses	$27.1	$30.1	$(3.0)	(10.0)%
SG&A Expenses (% of Sales)	8.6%	9.9%
Operating Income	$42.0	$41.3	$0.7	1.7%
Operating Margin	13.4%	13.5%

For the first nine months of 2021, Cryo Tank Solutions sales increased by $8.6 million as compared to the same period in 2020 primarily due to higher sales in storage systems and engineering systems, partially offset by lower sales in mobile equipment.
During the first nine months of 2021, Cryo Tank Solutions segment gross profit decreased by $4.5 million as compared to the same period in 2020. The decrease in gross profit and gross profit margin was mainly driven by higher material prices and higher labor costs due to macroeconomic conditions as discussed in the consolidated results section above.
Cryo Tank Solutions segment SG&A expenses decreased by $3.0 million during the first nine months of 2021 as compared to the same period in 2020. Furthermore, Cryo Tank Solutions segment SG&A expenses as a percentage of Cryo Tank Solutions segment sales improved by 120 basis points in the first nine months of 2021 as compared to the same period in 2020 primarily driven by a $2.6 million gain on sale of a facility in China in the first nine months of 2020.

Heat Transfer Systems — Results of Operations for the Three Months Ended September 30, 2021 and 2020

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	September 30, 2021	September 30, 2020	Variance ($)	Variance (%)
Sales	$56.4	$80.7	$(24.3)	(30.1)%
Gross Profit	2.2	21.3	(19.1)	(89.7)%
Gross Profit Margin	3.9%	26.4%
SG&A Expenses	$7.3	$7.2	$0.1	1.4%
SG&A Expenses (% of Sales)	12.9%	8.9%
Operating (Loss) Income	$(9.9)	$8.4	$(18.3)	(217.9)%
Operating Margin	(17.6)%	10.4%
For the third quarter of 2021, Heat Transfer Systems segment sales decreased by $24.3 million as compared to the same quarter in 2020. During the third quarter of 2021, we did not recognize any sales relative to Calcasieu Pass as compared to $25.6 million recognized during the third quarter of 2020. We continue to experience industry-wide softness in demand for midstream and upstream compression equipment. However, we continue to see a slight recovery in market conditions as indicated by an increase in customer order activity and inquiry.
During the third quarter of 2021, Heat Transfer Systems segment gross profit decreased by $19.1 million as compared to the same quarter in 2020 mainly driven by lower volume partially offset by lower restructuring costs. Heat Transfer Systems segment gross profit as a percentage of Heat Transfer Systems segment sales was 3.9% in the third quarter of 2021 as compared to 26.4% in the third quarter of 2020, which is a decline of 2,250 basis points on a quarter over prior year quarter basis primarily due to overall product and project volume mix, including Calcasieu Pass, which drove higher margins in the first quarter of 2020.
Heat Transfer Systems segment SG&A expenses increased slightly during the third quarter of 2021 as compared to the same quarter in 2020.
Heat Transfer Systems — Results of Operations for the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2021	September 30, 2020	Variance ($)	Variance (%)
Sales	$190.8	$290.9	$(100.1)	(34.4)%
Gross Profit	29.2	74.2	(45.0)	(60.6)%
Gross Profit Margin	15.3%	25.5%
SG&A Expenses	$20.9	$28.4	$(7.5)	(26.4)%
SG&A Expenses (% of Sales)	11.0%	9.8%
Operating (Loss) Income	$(6.5)	$21.1	$(27.6)	(130.8)%
Operating Margin	(3.4)%	7.3%
For the first nine months of 2021, Heat Transfer Systems segment sales decreased by $100.1 million as compared to the same period in 2020. During the first nine months of 2021, we recognized $20.1 million in sales relative to Calcasieu Pass as compared to $72.3 million recognized during the same period in 2020. As mentioned in the results of operations for the three months ended September 30, 2021 and 2020 comments above, we are experiencing industry-wide softness in demand for midstream and upstream compression equipment. However, we continue to see a slight recovery in market conditions as indicated by an increase in customer order activity and inquiry.
During the first nine months of 2021, Heat Transfer Systems segment gross profit decreased by $45.0 million as compared to the same period in 2020 mainly driven by lower volume partially offset by lower restructuring costs. Heat Transfer Systems segment gross profit as a percentage of Heat Transfer Systems segment sales was 15.3% in the first nine months of 2021 as compared to 25.5% in the same period of 2020, which is a decline of 1,020 basis points on a current over prior year period basis primarily due to overall product and project volume mix, including Calcasieu Pass, which drove higher margins in the first nine months of 2020.

Heat Transfer Systems segment SG&A expenses decreased during the first nine months of 2021 as compared to the same period in 2020 mainly due to lower restructuring costs and lower employee-related costs.
Specialty Products — Results of Operations for the Three Months Ended September 30, 2021 and 2020

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	September 30, 2021	September 30, 2020	Variance ($)	Variance (%)
Sales	$116.9	$56.0	$60.9	108.8%
Gross Profit	40.7	20.5	20.2	98.5%
Gross Profit Margin	34.8%	36.6%
SG&A Expenses	$11.8	$4.7	$7.1	151.1%
SG&A Expenses (% of Sales)	10.1%	8.4%
Operating Income	$26.4	$15.3	$11.1	72.5%
Operating Margin	22.6%	27.3%
Specialty Products segment sales increased by $60.9 million ($41.9 million organically) during the third quarter of 2021 as compared to the same quarter in 2020. This increase was primarily driven by favorable sales in hydrogen, which drove $29.6 million of the increase, as well as favorable sales in HLNG vehicle tanks and laser applications. The increase in sales was also attributed to an increase in food & beverage applications and favorable water treatment equipment sales primarily related to our recent acquisitions of BlueInGreen, LLC and AdEdge Holdings LLC.
Specialty Products segment gross profit increased by $20.2 million ($12.7 million organically) during the third quarter of 2021 as compared to the same quarter in 2020 primarily due to higher volume. The related margin decrease was mainly driven by higher material prices and higher labor costs due to macroeconomic conditions as discussed in the consolidated results section above.
Specialty Products segment SG&A expenses increased by $7.1 million during the third quarter of 2021 as compared to the same quarter in 2020 primarily driven by ramp up in the business and recent acquisitions. Furthermore, Specialty Products segment SG&A expenses included $0.3 million relative to acquisition-related contingent consideration adjustments recognized during the third quarter of 2021.
Specialty Products — Results of Operations for the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2021	September 30, 2020	Variance ($)	Variance (%)
Sales	$301.0	$157.5	$143.5	91.1%
Gross Profit	105.6	57.8	47.8	82.7%
Gross Profit Margin	35.1%	36.7%
SG&A Expenses	$32.5	$15.8	$16.7	105.7%
SG&A Expenses (% of Sales)	10.8%	10.0%
Operating Income	$67.7	$40.8	$26.9	65.9%
Operating Margin	22.5%	25.9%
Specialty Products segment sales increased by $143.5 million ($114.4 million organically) during the first nine months of 2021 as compared to the same period in 2020. Similar to the comments in results of operations for the three months ended September 30, 2021 and 2020 above, the increase in Specialty Products sales was primarily driven by favorable sales in HLNG vehicle tanks, hydrogen, and laser applications, each of which had double digit growth during the first nine months of 2021 as compared to the first nine months of 2020. The increase in sales was also attributed to an increase in food & beverage applications and favorable water treatment equipment sales primarily related to our recent acquisitions of BlueInGreen, LLC and AdEdge Holdings LLC.
Specialty Products segment gross profit increased by $47.8 million ($38.1 million organically) during the first nine months of 2021 as compared to the same period in 2020 primarily due to higher volume while the related margin decreased. Similar to the comments in results of operations for the three months ended September 30, 2021 and 2020 above, the related margin decrease was mainly driven by higher material prices and higher labor costs due to macroeconomic conditions as discussed in the consolidated results section above.
Specialty Products segment SG&A expenses increased by $16.7 million during the first nine months of 2021 as compared to the same period in 2020 primarily driven by ramp up in the business and recent acquisitions. Furthermore, Specialty Products segment SG&A expenses included $2.3 million relative to acquisition-related contingent consideration adjustments recognized year-to-date during 2021.
Repair, Service & Leasing — Results of Operations for the Three Months Ended September 30, 2021 and 2020

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	September 30, 2021	September 30, 2020	Variance ($)	Variance (%)
Sales	$46.3	$36.5	$9.8	26.8%
Gross Profit	9.4	11.2	(1.8)	(16.1)%
Gross Profit Margin	20.3%	30.7%
SG&A Expenses	$4.9	$3.3	$1.6	48.5%
SG&A Expenses (% of Sales)	10.6%	9.0%
Operating Income	$2.2	$6.0	$(3.8)	(63.3)%
Operating Margin	4.8%	16.4%
For the third quarter of 2021, Repair, Service & Leasing segment sales increased by $9.8 million as compared to the same quarter in 2020. This increase was mainly driven by favorable sales in our Cryo-Lease business partially offset by lower sales in our Lifecycle business.
During the third quarter of 2021, Repair, Service & Leasing segment gross profit decreased by $1.8 million as compared to the same quarter in 2020, and the related margin percentage decreased by 1,040 basis points mainly due to unfavorable material costs relative to our Cryo-Lease business and fewer high margin, short-lead time replacement equipment sales in the third quarter of 2021 as compared to the third quarter of 2020. During the third quarter of 2021, we announced our intention to transfer our Houston, Texas repair and service operations to our Beasley, Texas location. We incurred approximately $1.4 in costs (300 basis points unfavorable impact to gross profit margin) associated with this project within our Repair, Service & Leasing segment, which mainly included moving and employee severance costs.
Repair, Service & Leasing segment SG&A expenses increased by $1.6 million during the third quarter of 2021. L.A. Turbine SG&A expenses of $1.2 million are included in the Repair, Service & Leasing segment results since the July 1, 2021 acquisition date. Excluding L.A. Turbine, SG&A expenses increased by $0.4 million mainly due to higher employee-related costs.
Repair, Service & Leasing —Results of Operations for the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2021	September 30, 2020	Variance ($)	Variance (%)
Sales	$142.3	$117.3	$25.0	21.3%
Gross Profit	36.2	36.7	(0.5)	(1.4)%
Gross Profit Margin	25.4%	31.3%
SG&A Expenses	$13.7	$11.2	$2.5	22.3%
SG&A Expenses (% of Sales)	9.6%	9.5%
Operating Income	$16.1	$18.2	$(2.1)	(11.5)%
Operating Margin	11.3%	15.5%
For the first nine months of 2021, Repair, Service & Leasing segment sales increased by $25.0 million as compared to the same period in 2020. This increase was mainly driven by favorable sales in our Cryo-Lease business, partially offset by lower aftermarket air cooled heat exchanger and Lifecycle sales.

During the first nine months of 2021, Repair, Service & Leasing segment gross profit decreased by $0.5 million as compared to the same period in 2020, while the related margin percentage decreased by 580 basis points. Similar to the comments in results of operations for the three months ended September 30, 2021 and 2020 above, the decrease in the margin percentage was mainly driven by unfavorable material costs relative to our Cryo-Lease business and fewer high margin, short-lead time replacement equipment sales in the first nine months of 2021 as compared to the first nine months of 2020.
Repair, Service & Leasing segment SG&A expenses increased by $2.5 million as compared to the same period in 2020. L.A. Turbine SG&A expenses of $1.2 million are included in the Repair, Service & Leasing segment results since the July 1, 2021 acquisition date. Excluding L.A. Turbine, SG&A expenses increased by $1.3 million mainly due to higher employee-related costs.
Corporate
Corporate SG&A expenses increased by $2.6 million during the third quarter of 2021 as compared to the same quarter in 2020 mainly due higher employee-related costs and legal fees. Corporate SG&A expenses decreased by $0.6 million in the first nine months of 2021 as compared to the same period in 2020 primarily due to lower restructuring costs.
Liquidity and Capital Resources
Debt Instruments and Related Covenants
On October 18, 2021, we entered into the Fifth Amended and Restated Credit Agreement, which provides for a revolving credit facility (the “Amended SSRCF”) in a principal amount of up to $1.0 billion. The Amended SSRCF has a five-year maturity. For further discussion related to our debt instruments and related covenants, refer to Note 9, “Debt and Credit Arrangements” to our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report.
Sources and Uses of Cash
Our cash and cash equivalents totaled $102.9 million at September 30, 2021, a decrease of $22.2 million from the balance at December 31, 2020. Our foreign subsidiaries held cash of approximately $85.5 million and $102.7 million, at September 30, 2021, and December 31, 2020, respectively, to meet their liquidity needs. No material restrictions exist to accessing cash held by our foreign subsidiaries. We expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. Cash equivalents are primarily invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations, and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization, and in the case of cash equivalents in China, obligations of local banks. We believe that our existing cash and cash equivalents, funds available under our Amended SSRCF or other financing alternatives, and cash provided by operations will be sufficient to meet our normal working capital needs, capital expenditures, investments and prioritize the pay down of debt for the foreseeable future.
Cash used in operating activities was $41.6 million for the nine months ended September 30, 2021, a decrease of $154.1 million compared to cash provided by operating activities of $112.5 million for the nine months ended September 30, 2020 primarily due to a decrease in operating cash provided by working capital, particularly within inventory and accounts receivable, during the nine months ended September 30, 2021. In light of widespread supply chain and cost challenges as discussed in the macroeconomic impacts section above, cash used for inventory was primarily driven by cost and availability of raw materials to ensure that we have sufficient stock to meet demand. We continually evaluate our supply chain and make strategic inventory purchases as appropriate.
Cash used in investing activities was $308.4 million and $19.4 million for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, we used approximately $169.1 million for the acquisitions of Cryogenic Gas Technologies, Inc., L.A. Turbine and AdEdge Holdings LLC. We used $103.2 million for investments in Svante Inc., Transform Materials LLC, Cryomotive GmbH, Earthly Labs Inc. and an additional investment in HTEC Hydrogen Technology & Energy Corporation (“HTEC”). During the nine months ended September 30, 2021, we paid approximately $36.5 million for capital expenditures as compared to $27.3 million for the nine months ended September 30, 2020.
Cash provided by financing activities was $326.3 million for the nine months ended September 30, 2021 compared to cash used in financing activities of $98.8 million for the for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, we borrowed $644.1 million on credit facilities and repaid $321.6 million in borrowings on credit facilities primarily to fund the acquisitions and investments described in the paragraph above. During the nine months ended September 30, 2020, we borrowed $94.5 million on credit facilities to fund working capital needs and to fund our share repurchase program and repaid $167.1 million in borrowings on credit facilities. We used $19.3 million to repurchase shares of Chart common stock related to our share purchase program during the nine months ended September 30, 2020. We suspended the program on March 20, 2020 (the “Suspension Date”) in light of uncertainty resulting from the Covid-19 pandemic and the desire to conserve cash resources. On March 11, 2021, the share repurchase program expired with no further repurchases since the Suspension Date.
Cash Requirements
We do not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2021. Management anticipates we will be able to satisfy cash requirements for our ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities. Capital expenditures for the remaining three months of 2021 is expected to be in the range of $3.5 million to $8.5 million.
Inventories, net
Our inventories, net, balance was $341.1 million at September 30, 2021 compared to $248.4 million at December 31, 2020, representing an increase of $92.7 million (37.3%). This increase was primarily driven by cost and availability of raw materials to ensure that we have sufficient stock to meet demand. As discussed in the sources and uses of cash section above, we continually evaluate our supply chain and make strategic inventory purchases as appropriate.
Accrued Income Taxes
Our accrued income taxes balance was $12.7 million at September 30, 2021 compared to $46.5 million at December 31, 2020, representing a decrease of $33.8 million (72.7%). This decrease was primarily driven by $24.9 million in payments for income taxes related to the gain recognized on the cryobiological products divestiture.
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitments from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, that we have not recognized as revenue and excludes unexercised contract options and potential orders. Our backlog as of September 30, 2021 was $1,102.2 million, inclusive of $0.8 million of backlog remaining on Calcasieu Pass, compared to $684.9 million, inclusive of $46.4 million of Calcasieu Pass backlog as of September 30, 2020 and $1,083.9 million, inclusive of $0.8 million of Calcasieu Pass backlog as of June 30, 2021. Excluding Calcasieu Pass, backlog increased by $462.9 million or 72.5% in the current quarter compared to the prior year same quarter and $18.3 million or 1.7% compared to the prior quarter.
The tables below represent orders received and backlog by segment for the periods indicated (dollars in millions):

	Three Months Ended
	September 30, 2021	September 30, 2020	June 30, 2021
Orders
Cryo Tank Solutions	$133.3	$99.1	$175.3
Heat Transfer Systems	41.1	44.2	48.4
Specialty Products	131.3	63.3	190.6
Repair, Service & Leasing	52.9	57.9	41.4
Intersegment eliminations	(8.4)	(1.8)	(7.8)
Consolidated	$350.2	$262.7	$447.9

	As of
	September 30, 2021	September 30, 2020	June 30, 2021
Backlog
Cryo Tank Solutions	$345.3	$208.7	$327.1
Heat Transfer Systems	335.1	261.4	345.1
Specialty Products	381.2	158.8	374.0
Repair, Service & Leasing	54.4	59.0	44.3
Intersegment eliminations	(13.8)	(3.0)	(6.6)
Consolidated	$1,102.2	$684.9	$1,083.9
Cryo Tank Solutions segment orders for the three months ended September 30, 2021 were $133.3 million compared to $99.1 million for the three months ended September 30, 2020 and $175.3 million for the three months ended June 30, 2021. The increase in Cryo Tank Solutions segment orders during the three months ended September 30, 2021 when compared to the same quarter last year was primarily driven by strong order intake for mobile equipment and standard tanks. The decrease in Cryo Tank Solutions segment orders during the three months ended September 30, 2021 when compared to the prior quarter was mainly driven by higher pre-order activity in the second quarter of 2021 as customers anticipated higher prices in future periods. The Cryo Tank Solutions segment backlog at September 30, 2021 totaled $345.3 million and is a record high compared to $208.7 million as of September 30, 2020 and $327.1 million as of June 30, 2021.
Heat Transfer Systems segment orders for the three months ended September 30, 2021 were $41.1 million (net of a $14.4 million change order) compared to $44.2 million for the three months ended September 30, 2020, and $48.4 million for the three months ended June 30, 2021. Heat Transfer Systems segment backlog at September 30, 2021 totaled $335.1 million, up 28.2% over the third quarter of 2020 and down 2.9% over the second quarter of 2021. Included in Heat Transfer Systems segment backlog for all periods presented is approximately $40.0 million related to the previously announced Magnolia LNG order where production release is delayed. As we previously reported, in general, similar projects previously put on hold in the market are beginning to move ahead as the clean energy infrastructure build out ramps up.
Specialty Products segment orders for the three months ended September 30, 2021 were $131.3 million compared to $63.3 million for the three months ended September 30, 2020 and $190.6 million for the three months ended June 30, 2021. The increase in Specialty Products segment orders during the three months ended September 30, 2021 when compared to the same quarter last year was mainly driven by strong orders in hydrogen and helium equipment, HLNG vehicle tanks, lasers and LNG regasification and water treatment applications. Specialty Products segment orders during the three months ended September 30, 2021 decreased when compared to the prior quarter. During the second quarter of 2021, we recorded an order for a large helium liquefaction plant (over $40 million). Specialty Products segment backlog totaled a record $381.2 million as of September 30, 2021, compared to $158.8 million as of September 30, 2020 and $374.0 million as of June 30, 2021.
Repair, Service & Leasing segment orders for the three months ended September 30, 2021 were $52.9 million compared to $57.9 million for the three months ended September 30, 2020 and $41.4 million for the three months ended June 30, 2021. Repair, Service & Leasing segment backlog totaled $54.4 million as of September 30, 2021, compared to $59.0 million as of September 30, 2020 and $44.3 million as of June 30, 2021.
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
Forward-Looking Statements
We are making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements include statements concerning the Company’s business plans, including statements regarding completed acquisitions, investments, cost synergies and efficiency savings, objectives, future orders, revenues, margins, segment sales mix, earnings or performance, liquidity and cash flow, inventory levels, capital expenditures, materials costs and pricing increases, business trends, clean energy market opportunities, governmental initiatives, including executive orders and other information that is not historical in nature.  Forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “outlook,” “guidance,” “continue,” “target,” or the negative of such terms or comparable terminology.
Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, orders, results of operations, projected revenues, margins, capital expenditures, industry and business trends, cost synergies and savings objectives, clean energy market opportunities and government initiatives, among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. These include: the other factors discussed in Item 1A. “Risk Factors” and the factors discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020, which should be reviewed carefully; risks relating to the outbreak and continued uncertainty associated with the coronavirus (Covid-19); Chart’s ability to successfully integrate recent acquisitions, and achieve the anticipated revenue, earnings, accretion and other benefits from these acquisitions; slower than anticipated growth and market acceptance of new clean energy product offerings; inability to achieve expected pricing increases or continued supply chain challenges including volatility in raw materials cost and supply; estimated segment revenues, future revenue, earnings, cash flows and margin targets and run rates; our ability to remediate the material weaknesses identified during the preparation of the consolidated financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2020. These factors should not be construed as exhaustive and there may also be other risks that we are unable to predict at this time.
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
Interest Rate Risk: Our primary interest rate risk exposure results from the SSRCF’s various floating rate pricing mechanisms. If interest rates were to increase 100 basis points (1 percent) from the weighted-average interest rate of 2.2% at September 30, 2021, and assuming no changes in the $440.1 million of borrowings outstanding under the SSRCF at September 30, 2021, our additional annual expense would be approximately $4.4 million on a pre-tax basis.
Foreign Currency Exchange Rate Risk: We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations in the normal course of business, which can impact our financial position, results of operations, cash flows, and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income as reported in the unaudited condensed consolidated statements of income and comprehensive income. Translation exposure is primarily with the euro, the Czech koruna, the Chinese yuan, and the Indian rupee. During the third quarter of 2021, the U.S. dollar strengthened in relation to the euro by 3%, the Czech koruna by 3%, the Japanese Yen by 1% and remained relatively flat in relation to the Chinese yuan. Additionally, the euro was relatively flat in relation to the Czech koruna. At September 30, 2021, a hypothetical 10% weakening of the U.S. dollar would not materially affect our financial statements.

Chart’s primary transaction exchange rate exposures are with the euro, the Chinese yuan, the Czech koruna, the Indian rupee, the Australian dollar, the British pound, the Canadian dollar and the Japanese yen. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the unaudited condensed consolidated statements of income and comprehensive income as a component of foreign currency (gain) loss and other. We enter into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. We do not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At September 30, 2021, a hypothetical 10% weakening of the U.S. dollar would not materially affect our outstanding foreign exchange forward contracts. Additionally, assuming no changes in the 78.0 million euros in EUR Revolver Borrowings outstanding under the SSRCF and an additional 100 basis points (1 percent) strengthening in the U.S dollar in relation to the euro as of the beginning of 2021, during the three months ended September 30, 2021, our additional unrealized foreign currency gain would be approximately $1.0 million on a pre-tax basis.
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
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2021. As a result of the material weaknesses, which we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 and described below, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2021, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
In response to the material weaknesses described above, during the nine months ended September 30, 2021, we began implementing, evaluating, and designing new controls and procedures. The following measures have been implemented effective September 30, 2021:
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
•With respect to our annual impairment analysis, we completed a formal review of the annual forecast by September 30, 2021, which completes the implementation of all previously stated measures.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
As disclosed in Note 16, “Commitments and Contingencies,” Chart was named in lawsuits (including lawsuits filed in the U.S. District Court for the Northern District of California) filed against Chart and other defendants with respect to the alleged failure of a stainless steel cryobiological storage tank (model MVE 808AF-GB) at the Pacific Fertility Center in San Francisco, California. We hereby incorporate by reference into this Item 1 the disclosure under the headings “Note 16, Commitments and Contingencies – Stainless Steel Cryobiological Tank Legal Proceedings.”
We are occasionally subject to various other legal claims related to performance under contracts, product liability, taxes, employment matters, environmental matters, intellectual property, and other matters incidental to the normal course of our business. Based on our historical experience in litigating these claims, as well as our current assessment of the underlying merits of the claims and applicable insurance, if any, management believes that the final resolution of these matters will not have a material adverse effect on our financial position, liquidity, cash flows, or results of operations. Future developments may, however, result in resolution of these legal claims in a way that could have a material adverse effect.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A. “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2021	283	$153.40	—	$—
August 1 – 31, 2021	23	155.45	—	—
September 1 – 30, 2021	—	—	—	—
Total	306	153.55	—	$—
_______________
(1)Includes shares of common stock surrendered to us during the third quarter of 2021 by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $46,986. The total number of shares repurchased represents the net shares issued to satisfy tax withholdings. All such repurchased shares were subsequently retired during the three months ended September 30, 2021.
Item 4. Mine Safety Disclosures
Not applicable.

Item 6.Exhibits
The following exhibits are included with this report:
10.1        Co-Investment Agreement, dated as of September 7, 2021, by and among Chart Industries, Inc., ISQ HTEC HoldCo Limited and ISQ Blueprint Acquisitions Inc. (x)

10.2        Fifth Amended and Restated Credit Agreement, dated as of October 18, 2021, by and among Chart Industries, Inc., Chart Industries Luxembourg S.à r.l., Chart Asia Investment Company Limited, the other foreign borrowers from time to time party thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., Fifth Third Bank, National Association, HSBC Bank USA, National Association, PNC Bank, National Association and Wells Fargo Bank, National Association, as Co-Syndication Agents, and BMO Harris Bank, N.A., Capital One, N.A., Citizens Bank, N.A., MUFG Union Bank, N.A. and Regions Bank, as Co-Documentation Agents (x) **
31.1    Rule 13a-14(a) Certification of the Company’s Chief Executive Officer and President (Principal Executive Officer). (x)
31.2    Rule 13a-14(a) Certification of the Company's Vice President and Chief Financial Officer (Principal Financial Officer). (x)
32.1    Section 1350 Certification of the Company’s Chief Executive Officer and President (Principal Executive Officer). (xx)
32.2    Section 1350 Certification of the Company's Vice President and Chief Financial Officer (Principal Financial Officer). (xx)
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

Chart Industries, Inc.
(Registrant)

Date:	October 21, 2021	By:	/s/ Jillian C. Evanko
Jillian C. Evanko
Chief Executive Officer and President
(Principal Executive Officer)

Date:	October 21, 2021	By:	/s/ Joseph R. Brinkman
Joseph R. Brinkman
Vice President and Chief Financial Officer
(Principal Financial Officer)