Form 10-K
period 2021-12-31
CHART INDUSTRIES INC
filed 2022-02-24
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 1-11442

CHART INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	34-1712937
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
2200 Airport Industrial Drive, Suite 100, Ball Ground, Georgia 30107
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price of $146.32 per share at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $5,301,451,462.
As of February 21, 2022, there were 36,598,259 outstanding shares of the Company’s common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: the definitive Proxy Statement to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held on May 12, 2022 (the “2022 Proxy Statement”).
Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2021.

CHART INDUSTRIES, INC.

PART I
Item 1. Business
THE COMPANY
Overview
Chart Industries, Inc., a Delaware corporation incorporated in 1992 (the “Company,” “Chart,” “we,” “us,” or “our” as used herein refers to Chart Industries, Inc. and our consolidated subsidiaries, unless the context indicates otherwise), is a leading global manufacturer of highly engineered cryogenic equipment servicing multiple market applications in the industrial gas and clean energy industries. Our unique product portfolio is used in every phase of the liquid gas supply chain including upfront engineering, service and repair. Being at the forefront of the clean energy transition, Chart is a leading provider of technology, equipment and services related to liquefied natural gas, hydrogen, biogas, CO2 Capture and water treatment, among other applications. We are committed to excellence in environmental, social and corporate governance (ESG) issues both for our company as well as our customers. With over 25 global manufacturing locations including in the United States, Europe, China, India, Australia and South America, we maintain accountability and transparency to our team members, suppliers, customers and communities.
Our primary customers are large, multinational producers and distributors of hydrocarbon and industrial gases and their end-users. We sell our products and services to more than 2,500 customers worldwide, having developed long-standing relationships with leading companies in the gas production, distribution and processing industries as well as those involved in liquefied natural gas (LNG), chemicals and industrial gasses. Our well-established relationships extend to truck manufacturers in addition to those in other clean energy industries such as biofuels, hydrogen and CO2 capture. Our customers include: Chick-fil-A, Linde, Air Liquide, IVECO, Air Products, Shell, Chevron, ExxonMobil, New Fortress Energy, Samsung, Plug Power, United Launch Alliance, and Blue Origin, some of whom have been purchasing our products for over 30 years.
We have achieved this competitive position by capitalizing on our technical expertise, broad product and service offering, reputation for a high quality global manufacturing footprint, and by focusing on attractive, growth markets. We have an established sales and customer support presence across the globe with manufacturing operations in the United States, Europe, China and India. For the years ended December 31, 2021, 2020 and 2019, we generated sales of $1,317.7 million, $1,177.1 million, and $1,215.5 million, respectively.
On October 1, 2020, we closed on the sale of our cryobiological products business to Cryoport, Inc. (NASDAQ: CYRX) (the “Cryobiological Divestiture”), which is reflected in our disclosure in “Item 1. Business.” Financial information is presented on a continuing operations basis.
Segments, Applications and Products
Our reportable segments, which are also our operating segments, are as follows: Cryo Tank Solutions, Heat Transfer Systems, Specialty Products and Repair Service & Leasing. Prior to October 1, 2020, our reportable segments, which were also our operating segments, were as follows: Distribution and Storage Eastern Hemisphere (“D&S East”), Distribution and Storage Western Hemisphere (“D&S West”), Energy & Chemicals (“E&C”) Cryogenics and E&C FinFans.
Our Cryo Tank Solutions segment, which has principal operations in the United States, Europe and Asia, serves geographic regions around the globe, supplying bulk, microbulk and mobile equipment used in the storage, distribution, vaporization, and application of industrial gases and certain hydrocarbons. Our Heat Transfer Systems segment, with principal operations in the United States and Europe, also serves geographic regions globally, supplying mission critical engineered equipment and systems used in the separation, liquefaction, and purification of hydrocarbon and industrial gases that span gas-to-liquid applications. Operating globally, our Specialty Products segment supplies products used in specialty end-market applications including hydrogen, LNG, biofuels, CO2 Capture, food and beverage, aerospace, lasers, cannabis and water treatment, among others. Our Repair, Service & Leasing segment provides installation, service, repair, maintenance, and refurbishment of cryogenic products globally in addition to providing equipment leasing solutions. All prior period amounts presented have been reclassified based on our current reportable segments.
Further information about these segments is located in Note 4, “Segment and Geographic Information,” of our consolidated financial statements included under Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.

Cryo Tank Solutions
Cryo Tank Solutions (34% of consolidated sales for the year ended December 31, 2021) designs and manufactures cryogenic solutions for the storage and delivery of cryogenic liquids used in industrial gas and LNG applications. With operations in the United States, Latin America, Europe and Asia, our Cryo Tank Solutions segment serves customers globally.
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
LNG Applications
We supply cryogenic solutions for the storage, distribution, regasification, and use of LNG. LNG may be utilized as an alternative to other fossil fuels such as diesel, propane, or fuel oil in transportation or off pipeline applications. Examples include heavy duty truck and transit bus transportation, locomotive propulsion, marine, and power generation in remote areas. We refer to our LNG distribution products as a “Virtual Pipeline,” as the traditional natural gas pipeline is replaced with cryogenic distribution to deliver the gas to the end-user. We supply cryogenic trailers, ISO containers, bulk storage tanks, loading facilities, and regasification equipment specially configured for delivering LNG into Virtual Pipeline applications. We sell LNG applications around the world from various Eastern and Western Hemisphere facilities to numerous end-users, energy companies, and gas distributors. Additionally, we supply large vacuum insulated storage tanks as equipment for purchasers of standard liquefaction plants sold by our Heat Transfer Systems segment.
Demand for LNG applications is driven by diesel displacement initiatives, environmental and energy security considerations, and the associated cost of equipment. Our competitors tend to be regionally focused or product-specific, while we supply a broad range of solutions required by LNG applications.
Heat Transfer Systems
Heat Transfer Systems (20% of consolidated sales for the year ended December 31, 2021) facilitates major natural gas, petrochemical processing, petroleum refining, power generation and industrial gas companies in the production or processing of their products. With primary manufacturing capabilities in the U.S. and Europe, Heat Transfer Systems serves customers globally. This segment supplies mission critical engineered equipment and technology-driven process systems used in the separation, liquefaction, and purification of hydrocarbon and industrial gases that span most gas-to-liquid applications.
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
LNG Applications
We provide process technology, liquefaction train, and independent mission critical equipment for the liquefaction of natural gas (LNG), including small to mid-scale facilities, floating LNG applications, and large base-load export facilities. We are a leading supplier to EPC firms where we provide equipment and process technology, providing an integrated and optimized approach to the project. These “Concept-to-Reality” process systems incorporate many of Chart’s core products, including brazed aluminum heat exchangers, Core-in-Kettle® heat exchangers, cold boxes, air cooled heat exchangers, pressure vessels, and pipe work. These systems are used in global LNG projects, for both local LNG production as well as LNG export terminals. Our proprietary IPSMR® (Integrated Pre-cooled Single Mixed Refrigerant) and IPSMR+® liquefaction process technology offers lower capital expenditure requirements than competing processes measured on a per ton of LNG produced basis, along with very competitive operating costs.
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
HVAC, Power and Refining Applications
Our air cooled heat exchangers and axial cooling fans are used in HVAC, power and refining applications. Demand for HVAC is driven by growing construction activities and demand for energy efficient devices, and there is also positive impact from growing industrial production. Refining demand continues to be driven by United States shale production, benefiting from low cost shale oil and gas resulting in high utilization and increased investment. Our air cooled heat exchangers are used in each phase of the refining process to condense and cool fluids. Worldwide power use is projected to grow 50% through 2050. This growth is focused in regions where strong economic growth is driving demand, particularly in Asia.
Specialty Products
Specialty Products (33% of consolidated sales for the year ended December 31, 2021) supplies highly-engineered equipment used in specialty end-market applications for hydrogen, LNG, biofuels, CO2 Capture, food and beverage, aerospace, lasers, cannabis and water treatment, among others. Leveraging our global manufacturing presence Specialty Products serves customers globally. During 2021 and 2020, we made a number of acquisitions to capitalize on clean power, clean industrials, clean water and clean food, beverages and agriculture market opportunities within this segment. These include the acquisitions of BlueInGreen, LLC, Sustainable Energy Solutions, Inc., Cryogenic Gas Technologies, Inc., L.A. Turbine, AdEdge Holdings, LLC and Earthly Labs Inc.
We supply a wide range of solutions used in the production, storage, distribution and end-use of hydrogen while also providing highly-specialized mobility and transportation equipment for use with both hydrogen and LNG, including onboard vehicle tanks and fueling stations. More specifically, our horizontal LNG vehicle tanks are widely used onboard heavy-duty trucks and buses while our recently-released liquid hydrogen vehicle tank enjoys many of the same characteristics. Chart also manufactures specialized cryogenic railcars used to transport not only LNG, but a number of other gaseous and liquid molecules. Additionally, we design and manufacture nitrogen dosing products and other equipment used in packaging as well as the food and beverage industry. These applications include processing, preservation and beverage carbonation.
Our water treatment technology is also offered through the Specialty Products segment. Serving both municipal and industrial end markets globally, our water treatment process technology utilizes Chart’s cryogenic storage and vaporization equipment to efficiently deliver dissolved oxygen, CO2 and ozone into water. Our technology is used for oxygenation, pH adjustment, oxidation and odor control with modular and mobile solution options. Additional water treatment capabilities include but are not limited to adsorption, filtration, ion exchange, reverse osmosis and flow reversal processes, to name a few. Our expanded solution set effectively addresses a wide range of organic and inorganic contaminants including arsenic and per- and polyfluorinated alkylated substances (PFAS), often referred to as “forever chemicals.” Other equipment and technology offered through Specialty Products have applications in CO2 Capture, space and cannabis industries. We also offer cryogenic components, including turboexpanders, vacuum insulated pipe (“VIP”), specialty liquid nitrogen, or LN2, end-use equipment and cryogenic flow meters.
We design and manufacture solutions for the liquefaction, storage, distribution, regasification and use of hydrogen. There are a number of commercial uses for hydrogen including traditional applications in the chemical, refining and space industries. More recently, hydrogen is increasingly being used as an alternative fuel for the power transportation sectors, with both onshore and marine applications. Given the global movement towards a lower carbon footprint, there are also a number of other potential uses for hydrogen on the horizon including power generation. To help enable this transition, we supply ISO containers and transport trailers for both gaseous and liquid hydrogen, in addition to fuel stations and other fueling solutions. We also manufacture various types of heat exchangers for hydrogen applications including brazed aluminum, air-cooled and shell & tube varieties.
Demand for many of our specialty applications including hydrogen is primarily driven by the global, public and private sector movement towards a lower-carbon footprint, reduced greenhouse gas emissions and overall sustainability trends. These efforts are being guided not only by government policies and related global climate goals, but also by social and environmental actions by various stakeholders. Management believes hydrogen in particular will play an ever-increasing role in the energy transition, given its zero emission characteristics and naturally abundant supply. Similarly, management believes other equipment offered by Chart’s Specialty Products segment will be required to achieve global greenhouse gas reduction targets and other environmental-related goals, including our carbon capture and biofuel technology, water treatment offerings and specialty packaging equipment. Demand for LNG is also likely to continue benefiting from the ongoing energy transition given its environmental advantages over other fossil fuels. While we have competitors in a portion of these applications, many of our specialty product markets have limited competition.
Repair, Service & Leasing
Our Repair, Service & Leasing segment (13% of consolidated sales for the year ended December 31, 2021) provides installation, service, repair, maintenance, and refurbishment of our products globally in addition to providing equipment leasing solutions. With operations in the United States, Latin America, Europe and Asia, our Repair, Service & Leasing segment serves customers globally.
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
Additionally, we offer a variety of leasing options on certain types of Chart equipment, providing our customers with the flexibility to quickly respond to seasonal or sudden increases in demand with similar flexibility when existing equipment is being repaired or refurbished. We offer short and long-term operating leases as well as lease to own options with up to a ten-year term. Typical equipment we offer with leasing options are standard trailers, including bulk and micro bulk storage systems, vaporizers and delivery tankers. Chart also offers Treatment-as-a-Service options for water treatment customers in addition to remote monitoring services.
Demand for services provided by this segment is being driven by our substantial existing and growing install base, exceptional reputation for high-quality service, breadth of services offered and expanded geographic footprint. Additionally, this segment is benefiting from new long-term agreements being executed that incorporate parts, repair and aftermarket service components not included in prior agreements. Our competitors tend to be regionally focused while we supply a broader array of services on a worldwide basis.

Engineering and Product Development
Our engineering and product development activities are focused primarily on developing new and improved solutions and equipment for the users of cryogenic liquids, hydrocarbons and industrial gases across all industries served. Our engineering, technical, and marketing employees actively assist customers in specifying their needs and in determining appropriate products to meet those needs. Portions of our engineering expenditures typically are charged to customers, either as separate items or as components of product cost.
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
Marketing
We market our products and services in each of our segments throughout the world primarily through direct sales personnel and independent sales representatives as well as distributors. The technical and custom design nature of our products requires a professional, highly trained sales force. We use independent sales representatives and distributors to market our products and services in certain foreign countries and in certain North American regions. These independent sales representatives supplement our direct sales force in dealing with language and cultural matters. Our domestic and foreign independent sales representatives earn commissions on sales, which vary by product type.
Backlog
For information about our backlog, including backlog by business segment, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Customers
We sell our products primarily to gas producers, distributors, and end-users across energy, industrial, power, HVAC and refining applications in countries throughout the world. Sales to our top ten customers accounted for 39%, 42%, and 34% of consolidated sales in 2021, 2020 and 2019, respectively.
Our sales to particular customers fluctuate from period to period, but the global producers and distributors of hydrocarbon and industrial gases as well as their suppliers tend to be a consistently large source of revenue for us. Our supply contracts are generally contracts for “requirements” only. While our customers may be obligated to purchase a certain percentage of their supplies from us, there are generally no minimum requirements. Also, many of our contracts may be canceled at any time, subject to possible cancellation charges. To minimize credit risk from trade receivables, we review the financial condition of potential customers in relation to established credit requirements before sales credit is extended and we monitor the financial condition of customers to help ensure timely collections and to minimize losses. In addition, for certain domestic and foreign customers, we require advance payments, letters of credit, bankers’ acceptances, and other such guarantees of payment. Certain customers also require us to issue letters of credit or performance bonds, particularly in instances where advance payments are involved, as a condition to placing the order. We believe our relationships with our customers are generally good.
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

Raw Materials and Suppliers
We manufacture most of the products we sell. The raw materials used in manufacturing include aluminum products (including sheets, bars, plate, and piping), stainless steel products (including sheets, plates, heads, and piping), palladium oxide, carbon steel products (including sheets, plates, and heads), valves and gauges, and fabricated metal components. Most raw materials are available from multiple sources of supply, although shortages and delays to certain materials have been experienced during the past year, as a result of market disruptions caused by the Covid-19 pandemic. We have long-term relationships with our raw material suppliers and other vendors. Commodity components of our raw material (aluminum, stainless steel and carbon steel) could experience additional levels of volatility during 2022 and may have a relational impact on raw material pricing. Subject to certain short-term risks related to our suppliers as discussed under Item 1A. “Risk Factors,” we foresee no acute shortages of any raw materials that would have a material adverse effect on our operations.
Human Capital Resources
As of January 31, 2022, we had 4,771 employees, including 2,388 domestic employees and 2,383 international employees.
We are party to one collective bargaining agreement with the International Association of Machinists and Aerospace Workers (“IAM”) covering 219 employees at our La Crosse, Wisconsin heat exchanger facility. Effective February 8, 2021, we entered into a five-year agreement with the IAM which expires on February 8, 2026.
Chart is committed to attracting and retaining the best talent. Therefore, investing, developing, and maintaining human capital is critical to our success. As a global manufacturing company, a meaningful number of our employees are engineers or trained trade or technical workers focusing on advanced manufacturing. Chart prioritizes several measures and objectives in managing its human capital assets, including, among others, employee safety and wellness, talent acquisition and retention, employee engagement, development, and training, diversity and inclusion, and compensation and pay equity. In 2021, we did not experience any employee-generated work stoppages or disruptions, and we consider our employee relations to be satisfactory.
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
Covid-19 and Employee Safety and Wellness
During the coronavirus (Covid-19) pandemic, the safety and well-being of our employees and their families has been a top priority as we continue to serve our customers, many of which are directly involved in essential manufacturing and critical medical care. Our global pandemic efforts include leveraging the advice and recommendations of infectious disease experts and recognized organizations to establish appropriate safety standards and secure appropriate levels of personal protective equipment for our workforce. Based upon these recommendations, we have adopted and implemented a Covid-19 Response Plan to outline our company policies and procedures designed to mitigate the potential for transmission of Covid-19 and its variants and prevent exposure to illness from certain other infectious diseases. These protocols, which remain in place, meet or exceed the Centers for Disease Control guidelines and where applicable, state and local government mandates. Our employees were trained on these protocols and on an ongoing basis, receive regular updates as rules and guidelines evolve.
Among other things, Chart’s Covid-19 Response Plan details employee, manager, and company responsibilities related to house-keeping and sanitization, hygiene and respiratory etiquette, use of personal protective equipment, employee and visitor screening procedures, leave policies and accommodations, travel guidelines, remote working opportunities and infrastructure, and protocols for not reporting to work and/or when to return to work upon potential and/or confirmed Covid-19 exposure or infection. In addition to procuring and maintaining personal protective equipment, screening stations and other preventative resources, we also leveraged our technology and human capital to accommodate the heightened level of demand for critical care equipment required by customers around the world to fight Covid-19.
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
We strive to maintain an inclusive environment free from discrimination of any kind, including sexual or other discriminatory harassment. All employees are expected to put into practice our Code of Ethics, related policies, laws, rules and regulations in all countries where we operate. In addition, employees have a duty to report violations and have multiple avenues available through which inappropriate behavior can be reported, such as supervisors, managers, ethics representatives or the confidential, anonymous Chart Ethics Hotline. Designated ethics representatives are always available for employees who have questions or need guidance on compliance. All reports of inappropriate behavior are promptly investigated with appropriate action taken to stop such behavior. Chart investigates alleged incidents and communicates the resolution to the person who reported it. We prohibit retaliation and threats of retaliation against anyone who reports a possible violation or misconduct in good faith and protect employees with our Whistleblower Policy. Chart has partnered with Historically Black Colleges and Universities (HBCUs) to drive a more diverse and inclusive workforce. Our Chief Executive Officer and President, Jillian Evanko, has also signed the CEO Action for Diversity & Inclusion™ pledge, and our Global Diversity & Inclusion Committee is working with our 4,771 team members to ensure all of our key themes and priorities work seamlessly together in our culture for the best employee experience.
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
We are involved with environmental compliance, investigation, monitoring, and remediation activities at certain of our owned or formerly owned manufacturing facilities and at one owned facility that is leased to a third party. We believe that we are currently in substantial compliance with all known environmental regulations. We accrue for certain environmental remediation-related activities for which commitments or remediation plans have been developed or for which costs can be reasonably estimated. These estimates are determined based upon currently available facts regarding each facility. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. Future expenditures relating to these environmental remediation efforts are expected to be made over the coming years as ongoing costs of remediation programs. We do not believe that these regulatory requirements have had a material effect upon our capital expenditures, earnings, or competitive position. We are not anticipating any material capital expenditures in 2022 that are directly related to regulatory compliance matters. Although we believe we have adequately provided for the cost of all known environmental conditions, additional contamination, the outcome of disputed matters, or changes in regulatory posture could result in more costly remediation measures than budgeted, or those we believe are adequate or required by existing law. We believe that any additional liability in excess of amounts accrued which may result from the resolution of such matters will not have a material adverse effect on our financial position, liquidity, cash flows, or results of operations.
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
While we sell to more than 2,000 customers, sales to our top ten customers accounted for 39%, 42%, and 34% of consolidated sales in 2021, 2020 and 2019, respectively. We expect that a similar number of customers will continue to represent a substantial portion of our sales for the foreseeable future. While our sales to particular customers fluctuate from period to period, the global producers and distributors of hydrocarbon and industrial gases and their suppliers tend to be a consistently large source of our sales.
The loss of any of our major customers, consolidation of our customers, or a decrease or delay in orders or anticipated spending by such customers could materially reduce our sales and profitability. Although order activity in 2021 increased year over year, we continued to experience energy price volatility and our customers’ adjusted project timing. Delays in the anticipated timing of LNG infrastructure build out could materially reduce the demand for our products. Our largest customers could also engage in business combinations, which could increase their size, reduce their demand for our products as they recognize synergies or rationalize assets and increase or decrease the portion of our total sales concentration to any single customer. For example, four of our largest customers have combined in recent years, with Airgas and Air Liquide combining in 2016 and Praxair and Linde combining in 2018. Further industry consolidation could further exacerbate our customer concentration risk.

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
As part of this acquisition strategy, we have closed on several acquisitions in the past three years including acquisitions in new clean energy markets, such as hydrogen, water, carbon and direct air capture. These high growth markets represent new businesses that are complementary to our existing LNG and gas technologies. The failure to achieve the anticipated synergies of our recent significant acquisitions or recognize the anticipated market opportunities or integration from our new clean energy acquisitions, could have a material adverse effect on our business, financial condition and results of operations.
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
Similarly, it is critical that we appropriately manage our planned capital expenditures in this uncertain economic environment. For example, we have invested or plan to invest approximately $50 to $55 million in new capital expenditures in 2022. If we fail to manage the projects related to these capital expenditures in an effective manner, we may lose the opportunity to obtain some new customer orders or the ability to operate our businesses efficiently. Even if we effectively implement these projects, the orders needed to support the capital expenditure may not be obtained, may be delayed, or may be less than expected, which may result in sales or profitability at lower levels than anticipated.
Our results of operations could materially suffer if we are unable to obtain sufficient pricing for our products and services to meet our profitability expectations.
If we are unable to obtain favorable pricing for our products and services in a timely manner, our revenues and profitability could materially suffer. For example, current conditions in our supply chain have resulted in rapid increases in the prices for the raw materials we use. Furthermore, the prices we are able to charge for our products and services are affected by a number of other factors, including:
•general economic and political conditions;
•our customers’ desire to reduce their costs;

•the competitive environment;
•our ability to accurately estimate our costs, including our ability to estimate the impact of inflation on our costs over long-term contracts; and
•the procurement practices of our customers.
Our inability to pass increased prices along to our customers in a timely manner could have a material adverse effect on our business, financial condition or results of operations.
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
As of December 31, 2021, we had goodwill and indefinite-lived intangible assets of $1,149.2 million, which represented approximately 37.8% of our total assets. Goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment annually in the fourth quarter or more often if events or changes in circumstances indicate a potential impairment may exist. Factors that could indicate that our goodwill or indefinite-lived intangible assets are impaired include a decline in our stock price and market capitalization, lower than projected operating results and cash flows, and slower growth rates in our industry. Our stock price historically has shown volatility and often fluctuates significantly in response to market and other factors. Declines in our stock price, lower operating results and any decline in industry conditions in the future could increase the risk of impairment. Impairment testing incorporates our estimates of future operating results and cash flows, estimates of allocations of certain assets and cash flows among reporting segments, estimates of future growth rates, and our judgment regarding the applicable discount rates used on estimated operating results and cash flows. As a result of the above analyses, we recorded an impairment charge related to indefinite-lived intangible assets of $16.0 million during the fourth quarter of 2020. If we determine at a future time that further impairment exists, it may result in a significant non-cash charge to earnings and lower stockholders’ equity.
The Covid-19 pandemic may disrupt our operations and could adversely affect our business in the future.
While the Covid-19 pandemic has not had a material impact on our business or operations to date, the pandemic could have a negative effect on our business, results of operations, cash flows and financial condition in the future. The Covid-19 pandemic may affect our business, including as a result of temporary facility closures, work-from-home orders and policies, absenteeism in our facilities, inability to efficiently transport our goods, social distancing and other health and safety protocols and reduced customer demand. We have experienced temporary facility closures in response to government mandates and for the safety of our employees due to positive diagnoses for Covid-19 in certain facilities. Any future temporary facility closures could impact our productivity and hamper the implementation of our ongoing operational improvement efforts. We have implemented work-from-home policies for many employees. The effects of these work-from-home policies could be negative and could impact productivity, research and development efforts, our ongoing operational improvement efforts, internal control over financial reporting, record keeping and access to books and records, and could lead to increased cyber security or data privacy risks. We do not yet know when these work-from-home policies will change or how they may develop. The Covid-19 pandemic could impact the timing of our operational improvement efforts by limiting our ability to implement planned improvements at several of our facilities. The Covid-19 pandemic could adversely impact our ability to secure materials for our products or supplies for our facilities or to provide personal protective equipment for our employees, any of which could adversely affect our operations. Even after the Covid-19 pandemic subsides, there may be long-term effects on our business practices and customers in economies in which we operate that could severely disrupt our operations and could have a material adverse effect on our business, results of operations, cash flows and financial condition. Any or all of these risks could be increased or intensified if there is a resurgence of the Covid-19 virus and its variants after the initial outbreaks subside. As we cannot predict the duration, scope or severity of the Covid-19 pandemic, which continues to develop and change rapidly, the negative financial impact to our results cannot be reasonably estimated, but could be material.
Our backlog is subject to modification, termination or reduction of orders, which could negatively impact our sales.
Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as sales. The dollar amount of backlog as of December 31, 2021 was $1,190.1 million. Our backlog can be significantly affected by the timing of orders for large projects, and the amount of our backlog at December 31, 2021 is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Although modifications and terminations of our orders may be partially offset by cancellation fees, customers can, and sometimes do, terminate or modify these orders. We cannot predict whether cancellations will accelerate or diminish in the future. Cancellations of purchase orders, indications that the customers will not perform or reductions of product quantities in existing contracts could substantially and materially reduce our backlog and, consequently, our future sales. Our failure to replace canceled orders could negatively impact our sales and results of operations. We did not have any significant cancellations in 2021, 2020 and 2019.
Due to the nature of our business and products, we may be liable for damages based on product liability and warranty claims.
Due to the high pressures and low temperatures at which many of our products are used, the inherent risks associated with concentrated industrial and hydrocarbon gases, and the fact that some of our products are relied upon by our customers or end users in their facilities or operations or are manufactured for relatively broad industrial, transportation, or consumer use, we face an inherent risk of exposure to claims (which we have been subject to from time to time and some of which were substantial including the cryobiological storage tank lawsuits filed in 2018 as discussed in Item 3. “Legal Proceedings” relating to our since divested Cryobiological business, but for which we retained certain potential liabilities) in the event that the failure, use, or misuse of our products results, or is alleged to result, in death, bodily injury, property damage, or economic loss. We believe that we meet or exceed existing professional specification standards recognized or required in the industries in which we operate. Although we currently maintain product liability coverage, which we believe is adequate for existing product liability claims and for the continued operation of our business, it includes customary exclusions and conditions, it may not cover certain specialized applications such as aerospace-related applications, and it generally does not cover warranty claims. Additionally, such insurance may become difficult to obtain or be unobtainable in the future on terms acceptable to us. A successful product liability claim or series of claims against us, including one or more consumer claims purporting to constitute class actions or claims resulting from extraordinary loss events, in excess of or outside our insurance coverage, or a significant warranty claim or series of claims against us, could materially decrease our liquidity, impair our financial condition, and adversely affect our results of operations.
Governmental energy policies could change or expected changes could fail to materialize which could adversely affect our business or prospects.
Energy policy can develop rapidly in the markets we serve, including the United States, Asia, Australia, Europe, and Latin America. Within the last few years, significant developments have taken place, primarily in international markets that we serve with respect to energy policy and related regulations. We anticipate that energy policy will continue to be an important regulatory priority globally, as well as on a national, state, and local level. As energy policy continues to evolve, the existing rules and incentives that impact the energy-related segments of our business may change. It is difficult, if not impossible, to predict what changes in energy policy might occur in the future and the timing of potential changes and their impact on our business, including potential changes that could originate from the current U.S Presidential administration. The elimination or reduction of favorable policies for our energy-related business, or the failure to adopt expected policies that would benefit our business, could negatively impact our sales and profitability.
Changes in the energy industry, including pricing fluctuations and reductions and capital expenditures could harm our business, financial condition, and results of operations.
A significant amount of our sales is to customers in the energy production and supply industry. Our concentration of sales to the energy industry has increased as a result of our recent acquisitions and the divestiture of our oxygen-related products business in December 2018 and our Cryobiological business in October 2020. A portion of our sales for the year ended December 31, 2021 were generated by end-users in the energy industry, with many of our products sold for natural gas-related applications. Accordingly, demand for a significant portion of our products depends upon the level of capital expenditures by companies in the oil and gas industry, which depends, in part, on energy prices, as well as the price of oil relative to natural gas for some applications. Some applications for our products could see greater demand when prices for natural gas are relatively low compared to oil prices, but a sustained decline in energy prices generally and a resultant downturn in energy production activities could negatively affect the capital expenditures of our customers. Deterioration and significant decline in the capital expenditures of our customers, whether due to a decrease in the market price of energy or otherwise, may decrease demand for our products and cause downward pressure on the prices we charge. Accordingly, if there is a downturn in the energy production and supply industry, including a decline in the cost of oil relative to natural gas, our business, financial condition, and results of operations could be adversely affected.
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
In addition, we are exposed to changes in interest rates. While our convertible notes have a fixed cash coupon, other instruments, primarily borrowings under our senior secured revolving credit facility due October 2026 are exposed to a variable interest rate. The impact of a 100 basis point increase in interest rates to our senior secured revolving credit facility is discussed in the “Quantitative and Qualitative Disclosures About Market Risk” section of this Annual Report.
As an increasingly global business, we are exposed to economic, political, and other risks in different countries which could materially reduce our sales, profitability or cash flows, or materially increase our liabilities.
Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. In 2021, 2020 and 2019, 56%, 51%, and 48%, respectively, of our sales occurred in international markets. Our future results could be harmed by a variety of factors, including:
•changes in foreign currency exchange rates;
•exchange controls and currency restrictions;
•changes in a specific country’s or region’s political, social or economic conditions, particularly in emerging markets;
•civil unrest, the threat of or actual military conflict between nations, other turmoil or outbreak of disease or illness, such as Covid-19, in any of the countries in which we sell our products or in which we or our suppliers operate;
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
Our operations in markets such as Asia, Australia, India, Europe, and South America, may cause us difficulty due to greater regulatory barriers than in the United States, the necessity of adapting to new regulatory systems, problems related to entering new markets with different economic, social and political systems and conditions, and significant competition from the primary participants in these markets, some of which may have substantially greater resources than us. In addition, unstable political conditions or civil unrest, including political instability or threatened military actions in Eastern Europe, the Middle East, Hong Kong or elsewhere, could negatively impact our order levels and sales in a region or our ability to collect receivables from customers or operate or execute projects in a region.
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
We have obtained and applied for some U.S. and foreign trademark and patent registrations and will continue to evaluate the registration of additional trademarks and patents, as appropriate. We cannot guarantee that any of our pending applications will be approved. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge them. A failure to obtain registrations in the United States or elsewhere could limit our ability to protect our trademarks and technologies and could impede our business. Further, the protection of our intellectual property may require expensive investment in protracted litigation and the investment of substantial management time and there is no assurance we ultimately would prevail or that a successful outcome would lead to an economic benefit that is greater than the investment in the litigation. The patents in our patent portfolio are scheduled to expire from 2022 to 2039.
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
Certain U.S. hourly and salaried employees are covered by our defined benefit pension plan. The plan has been frozen since February 2006. As of December 31, 2021, the projected benefit obligation under our pension plan was approximately $63.5 million, and the value of the assets of the plan was approximately $61.9 million, resulting in our pension plan being underfunded by approximately $1.6 million.
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
As a provider of products to the U.S. government, we are subject to certain federal rules, regulations, audits and investigations, the violation or failure of which could adversely affect our business.
We sell certain of our products to the U.S. government; and, therefore, we must comply with and are affected by laws and regulations governing purchases by the U.S. government. Although we are not subject to all contractor requirements, such as the Covid-19 vaccination requirements applicable to “covered contractors”, the generally more extensive requirements governing “Government contract laws and regulations” affect how we do business with our government customers and, in some instances, impose added costs on our business. For example, a violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts or debarment from bidding on contracts. In some instances, these laws and regulations impose terms or rights that are more favorable to the government than those typically available to commercial parties in negotiated transactions.
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
We are leveraged and have future debt service obligations. Our financial performance could be affected by our leverage. As of December 31, 2021, our total indebtedness was $859.6 million. In addition, at that date, under our senior secured revolving credit facility, we had $30.0 million of letters of credit and bank guarantees outstanding and borrowing capacity of approximately $369.2 million. Through separate facilities, our subsidiaries had $31.2 million of letters of credit bank guarantees outstanding at December 31, 2021.
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
We may be able to incur substantial additional indebtedness in the future. The terms of our debt instruments do not fully prohibit us from doing so. Our senior secured revolving credit facility provides commitments of up to $1,000.0 million, approximately $369.2 million of which would have been available for future borrowings (after giving effect to letters of credit and bank guarantees outstanding) as of December 31, 2021. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Instruments and Related Covenants.” If new debt is added to our current debt levels, the related risks that we now face could intensify.
The senior secured revolving credit facility contains a number of restrictive covenants which limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.
The senior secured revolving credit facility due October 2026 imposes, and the terms of any future indebtedness may impose, operating and other restrictions on us and our subsidiaries. Such restrictions affect or will affect, and in various circumstances limit or prohibit, among other things, our ability and the ability of our subsidiaries to:
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
The senior secured revolving credit facility due October 2026 also requires us to achieve certain financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control.
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
A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under our senior secured revolving credit facility due October 2026. If an event of default occurs under our senior secured revolving credit facility, which includes an event of default under the indenture governing our 1.00% Convertible Senior Subordinated Notes due November 2024, the lenders could elect to:
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
If we were unable to repay or otherwise refinance these borrowings when due, our lenders could sell the collateral securing the senior secured revolving credit facility due October 2026, which constitutes substantially all of our and our domestic wholly-owned subsidiaries’ assets.
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
As of December 31, 2021, we had $258.8 million aggregate principal amount of our 1.00% Convertible Senior Subordinated Notes due November 2024. Prior to the close of business on the business day immediately preceding August 15, 2024, the convertible notes will be convertible only upon satisfaction of certain conditions. Holders may convert their 1.00% convertible notes at their option at any time after August 15, 2024 until the close of business on the second scheduled trading day immediately preceding November 15, 2024. As a result of attaining these specified market price conditions, the notes were convertible in the first quarter of 2022, although no notes have been converted to date. On December 31, 2020, we amended the Indenture governing our 1.00% Convertible Senior Subordinated Notes due November 2024 to eliminate share settlement thus leaving us with two settlement options: (1) cash settlement or (2) cash for par and any combination of cash and shares for the excess settlement amount above the $258.8 million aggregate principal amount of our 1.00% Convertible Senior Subordinated Notes due November 2024. We currently intend to settle conversions of 1.00% convertible notes through a combination of the payment of cash and issuance of shares, with payments of cash up to the aggregate principal amount of the convertible notes to be converted and delivering shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted. The number of shares issued could be significant and such an issuance could cause significant dilution to the interests of the existing stockholders.
Item 1B.Unresolved Staff Comments
Not applicable.
Item 2.Properties
We occupy 62 facilities totaling approximately 6.1 million square feet, including the locations listed below, with the majority devoted to manufacturing, assembly, and storage. We also own several plots of land in the Czech Republic totaling approximately 0.5 million square feet, with the majority devoted to outdoor storage. Of these facilities, approximately 4.1 million square feet are owned and 2.0 million square feet are occupied under operating leases. One of our owned facilities, a 0.1 million square foot facility in Clarksville, Arkansas, is leased to a third party. We currently lease approximately 20.8 thousand square feet for our corporate office in Ball Ground, Georgia. Our major owned facilities in the United States are subject to mortgages securing our 2026 Credit Facilities.

The following table summarizes information about our principal plants and other materially important physical properties as of January 31, 2022:

Segment	Location	Ownership	Use
Corporate	Ball Ground, Georgia, U.S.	Leased	Office
Corporate	Hyderabad, India	Leased	Office
Corporate	Luxembourg, Luxembourg	Leased	Office
Cryo Tank Solutions/Specialty Products	Canton, Georgia, U.S.	Owned	Manufacturing/Office
Cryo Tank Solutions/Heat Transfer Systems/Repair, Service & Leasing	Milan, Italy	Owned	Manufacturing/Office
Cryo Tank Solutions/Specialty Products	Theodore, Alabama, U.S.	Owned	Manufacturing/Office
Cryo Tank Solutions/Specialty Products/Repair, Service & Leasing	Andhra Pradesh, India	Owned	Manufacturing/Office
Cryo Tank Solutions/Specialty Products/Repair, Service & Leasing	Changzhou, China	Leased/Owned	Manufacturing/Office
Cryo Tank Solutions/Specialty Products/Repair, Service & Leasing	Decin, Czech Republic	Leased/Owned	Manufacturing/Office
Cryo Tank Solutions/Specialty Products/Repair, Service & Leasing	Goch, Germany	Owned	Manufacturing/Office
Cryo Tank Solutions/Specialty Products/Repair, Service & Leasing	Kuala Lumpur, Malaysia	Leased	Office
Cryo Tank Solutions/Specialty Products/Repair, Service & Leasing	Lery, France	Owned	Manufacturing/Office
Cryo Tank Solutions/Specialty Products/Repair, Service & Leasing	New Prague, Minnesota, U.S.	Leased/Owned	Manufacturing/Office
Heat Transfer Systems	Pombia, Italy	Leased	Manufacturing/Office
Heat Transfer Systems/Repair, Service & Leasing	Beasley, Texas, U.S.	Owned	Manufacturing/Warehouse
Heat Transfer Systems/Repair, Service & Leasing	Tulsa, Oklahoma, U.S.	Leased/Owned	Manufacturing/Office
Heat Transfer Systems/Specialty Products/Repair, Service & Leasing	La Crosse, Wisconsin, U.S.	Leased/Owned	Manufacturing/Office/Warehouse
Heat Transfer Systems/Specialty Products/Repair, Service & Leasing	New Iberia, Louisiana, U.S.	Leased	Manufacturing
Heat Transfer Systems/Specialty Products/Repair, Service & Leasing	Valencia, California, U.S.	Leased	Manufacturing/Office
Heat Transfer Systems/Specialty Products/Repair, Service & Leasing	The Woodlands, Texas, U.S.	Leased	Office
Specialty Products	Allentown , Pennsylvania, U.S.	Leased	Office
Specialty Products	Austin, Texas, U.S.	Leased	Manufacturing/Warehouse
Specialty Products	Duluth, Georgia, U.S.	Leased	Office
Specialty Products	Fayetteville, Arkansas, U.S.	Leased	Office/Warehouse
Specialty Products	Orem, Utah, U.S.	Leased	Manufacturing/Office
Repair, Service & Leasing	Franklin, Indiana, U.S.	Leased	Manufacturing/Office/Service
Repair, Service & Leasing	Houston, Texas, U.S.	Owned	Service
Repair, Service & Leasing	Richburg, South Carolina, U.S.	Owned	Service
Regulatory Environment
We are subject to federal, state, and local regulations relating to the discharge of materials into the environment, production and handling of hazardous and regulated materials, and the conduct and condition of our production facilities. We do not believe that these regulatory requirements have had a material effect upon our capital expenditures, earnings, or competitive position. We are not anticipating any material capital expenditures in 2022 that are directly related to regulatory compliance matters. We are also not aware of any pending or potential regulatory changes that would have a material adverse impact on our business.
Item 3.Legal Proceedings
In connection with our divestiture of our Cryobiological business, Chart retained certain potential liabilities, including claims in connection with our following litigation. During the second quarter of 2018, Chart was named in lawsuits (including lawsuits filed in the U.S. District Court for the Northern District of California) filed against Chart and other defendants with respect to the alleged failure of a stainless steel cryobiological storage tank (model MVE 808AF-GB) at the Pacific Fertility Center in San Francisco, California. In May and June of 2021, the first five of the federal lawsuits went to trial, and on June 10, 2021, the jury reached a verdict against Chart in favor of the plaintiffs in those lawsuits in the amount of $14.9 million, of which 90% ($13.5 million) is attributable to Chart. On August 13, 2021, judgment was entered, and on September 10, 2021, we filed two post-trial motions: a motion for a new trial and a renewed motion for judgment as a matter of law. The motion for new trial or, in the alternative, request for remittitur, sought, among other relief, to have the court grant a new trial because of erroneous evidentiary rulings, a factually unsupported negligence claim, plaintiffs’ attorney misconduct, allocation of fault that was not supported by the record, and excessive noneconomic damages. The renewed motion for judgment as a matter of law sought to have the court direct judgment for Chart on the negligent failure to recall claim because of our contention that plaintiffs failed to present sufficient evidence to prove each element of that claim. On November 5, 2021, the court denied these post-trial motions. Chart filed its notice of appeal on December 1, 2021. On December 7, 2021, the court stayed the remaining federal lawsuits pending resolution of Chart’s appeal.
In the second quarter 2021, we recorded a loss contingency accrual and corresponding charge to net income for $13.5 million in the amount of the jury verdict attributable to Chart. The loss contingency accrual is included in other current liabilities in our consolidated balance sheet at December 31, 2021. Chart expects that any potential loss associated with the verdict will be covered by existing product liability insurance, subject to previously issued reservations of rights by the insurance carriers. Accordingly, we have recorded an offsetting $13.5 million loss recovery receivable with a corresponding credit to net income. The loss recovery receivable is included in other current assets in our consolidated balance sheet at December 31, 2021. Although we continue to vigorously contest the result in this case, we continue to recognize the loss contingency accrual and related loss recovery receivable in our consolidated balance sheet at December 31, 2021.
Currently there are 164 individual cases (excluding the first five cases from the May/June 2021 trial) with respect to the Pacific Fertility Center incident on the docket in the U.S. District Court for the Northern District of California. In addition to the cases filed in the U.S. District Court for the Northern District of California, Chart is currently a defendant in 53 individual cases in the San Francisco Superior Court.
We have asserted various defenses against the claims in the lawsuits, which remain in various stages of development, including a defense that since manufacture, we were not in any way involved with the installation, ongoing maintenance or monitoring of the tank or related fertility center cryogenic systems at any time since the initial delivery of the tank. We continue to evaluate the merits of such claims for each specific case in light of the information available to date regarding use, maintenance and operation of the tank that was sold to the Pacific Fertility Center through an independent distributor, and which had been out of our control for six years prior to the alleged failure. We previously disclosed that a loss associated with the claims in the lawsuits was reasonably possible but not estimable. Although we have not reached a conclusion that losses in these cases are currently probable, based on further developments including the status of the various lawsuits, preliminary discussions in an attempt to resolve the entirety of these cases and the consideration of insurance coverage, we now estimate that losses of up to $50 million are reasonably possible. The reasonably possible losses are an estimate and are net of amounts we expect to be directly covered by insurance, and actual costs arising from this matter could be materially lower or higher depending on the actual costs incurred to resolve the claims in the lawsuits.
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
Item 4.    Mine Safety Disclosures
Not applicable.

Item 4A.Executive Officers of the Registrant*
The name, age and positions of each Executive Officer of the Company as of February 15, 2022 are as follows:

Name	Age	Position
Jillian C. (Jill) Evanko	44	Chief Executive Officer and President (Principal Executive Officer)
Joseph R. (Joe) Brinkman	52	Vice President and Chief Financial Officer (Principal Financial Officer)
Gerald F. (Gerry) Vinci	56	Vice President, Chief Human Resources Officer
Herbert G. (Herb) Hotchkiss	51	Vice President, General Counsel and Secretary
Joseph A. (Joe) Belling	52	Chief Commercial Officer
Douglas A. (Doug) Ducote Jr.	71	Chief Technology Officer
* Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.
Jillian C. (Jill) Evanko was appointed Chief Executive Officer and President on June 12, 2018 and served as Chief Financial Officer from March 1, 2017 until January 14, 2019 and from August 29, 2019 until March 16, 2021. Ms. Evanko joined Chart on February 13, 2017 as Vice President of Finance. Prior to joining Chart, Ms. Evanko served as the Vice President and Chief Financial Officer of Truck-Lite Co., LLC, a manufacturer of lighting and specialty products for the truck and commercial vehicle industries, since October 2016. Prior to that, she held multiple executive positions at Dover Corporation, a diversified global manufacturer, and its subsidiaries, including the role of Vice President and Chief Financial Officer of Dover Fluids since January 2014. Prior to joining Dover in 2004, Ms. Evanko worked in valuation services at Arthur Andersen, LLP and also held audit and accounting roles for Honeywell and Sony Corporation of America. Ms. Evanko also serves as a director of Parker-Hannifin Corporation (NYSE: PH).
Joseph R. (Joe) Brinkman was appointed our Vice President and Chief Financial Officer on October 1, 2021. Prior to his appointment, Mr. Brinkman was Vice President and General Manager of Industrial Gas Products, the Company’s largest business. In his 23 years with the Company Mr. Brinkman has held various roles including Materials Manager, Director of Global Sourcing and most recently Vice President & General Manager of Bulk Gas Products.
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
Herbert G. (Herb) Hotchkiss was appointed Vice President, General Counsel and Secretary on March 3, 2019. Prior to joining Chart, Mr. Hotchkiss spent over 11 years at Truck-Lite Co., LLC, a manufacturer of lighting and specialty products for the truck and commercial vehicle industries, as Vice President and Corporate Counsel. Prior to joining Truck-Lite, Mr. Hotchkiss worked for Blair Corporation as its Vice President and General Counsel. Prior to joining Blair Corporation, Mr. Hotchkiss was employed as a Cleveland attorney, working as corporate associate at Calfee, Halter & Griswold LLP and Hahn, Loeser & Parks LLP.
Joseph A. (Joe) Belling was appointed Chief Commercial Officer on August 11, 2020. Prior to his appointment, Mr. Belling held various roles at Chart, most recently as President of the Chart Energy and Chemicals (E&C) segment and prior to that as President of E&C Cryogenics and VP/GM of Chart’s Brazed Aluminum Heat Exchangers (BAHX) business. Prior to joining Chart, Mr. Belling served in various roles of increasing responsibility at Trane, a multi-national corporation specializing in the HVAC industry. Mr. Belling was also employed by ALTEC International, which transitioned into Chart Energy and Chemicals.
Douglas A. (Doug) Ducote Jr. was appointed Chief Technology Officer on February 14, 2020. Mr. Ducote joined Chart in 1978. Prior to his appointment, Mr. Ducote was Vice President, Process Plant Technology for Chart E&C and previously held multiple engineering and leadership roles including General Manager of operations in New Iberia, Louisiana and General Manager of the Process Systems business in The Woodlands, Texas. Mr. Ducote holds nine patents and is the co-inventor of the IPSMR® LNG liquefaction process and heavy hydrocarbon removal process for LNG.

PART II
Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Chart’s common stock is traded on the New York Stock Exchange under the symbol “GTLS.” As of February 1, 2022, there were 177 holders of record of our common stock. Since many holders hold shares in “street name,” we believe that there are a significantly larger number of beneficial owners of our common stock than the number of record holders.
We do not currently intend to pay any cash dividends on our common stock, and instead intend to retain earnings, if any, for debt reduction, organic capital expenditures for productivity and capacity and potential acquisitions. The amounts available to us to pay future cash dividends may be restricted by our 2026 Credit Facilities to the extent our pro forma leverage ratio exceeds certain targets. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, and other factors that our board of directors may deem relevant.
Cumulative Total Return Comparison
Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the shares of common stock of Chart with the cumulative return of a hypothetical investment in each of the S&P SmallCap 600 Index and our Peer Group Index based on the respective market prices of each such investment on the dates shown below, assuming an initial investment of $100 on December 31, 2016, including reinvestment of dividends, if any.

	December 31,
	2016	2017	2018	2019	2020	2021
Chart Industries, Inc.	$100.00	$130.09	$180.54	$187.37	$327.01	$442.78
S&P SmallCap 600 Index	100.00	113.15	103.51	127.05	141.33	179.12
2021 Peer Group Index	100.00	91.18	81.65	108.10	128.54	148.19
2020 Peer Group Index	100.00	119.84	97.15	130.66	147.94	175.93
We select the peer companies that comprise the Peer Group Index solely on the basis of objective criteria. These criteria result in an index composed of oil field equipment/service and other comparable industrial companies. The 2021 Peer Group Index is comprised of Air Products and Chemicals, Inc., Baker Hughes Company, Barnes Group Inc., ChampionX Corporation, Cheniere Energy, Inc., CIMC Enric Holdings Limited, CNH Industrial N.V., EnPro Industries, Inc., ESCO Technologies Inc., Exterran Corporation, Franklin Electric Co., Inc., Harsco Corporation, IDEX Corporation, ITT Inc., New Fortress Energy LLC, NIKKISO CO., LTD., Plug Power Inc., SPX Corporation and Worthington Industries, Inc., which have similar industrial manufacturing profiles and serve industries closer in similarity than our 2020 Peer Group Index.

The 2020 Peer Group Index was comprised of Acuity Brands, Inc., Barnes Group Inc., Circor International, Inc., Colfax Corp., Enpro Industries Inc., Esco Technologies Inc., Graco Inc., Harsco Corporation, Idex Corp., Nordson Corporation, SPX Corporation and Worthington Industries, Inc. In accordance with SEC rules, both the 2020 Peer Group and 2021 Peer Group are represented in the graph above.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 — 31, 2021	—	$—	—	$—
November 1 — 30, 2021	34	182.00	—	—
December 1 — 31, 2021	21,444	156.90	—	—
Total	21,478	$156.94	—	$—
_______________
(1)Includes shares of common stock surrendered to us during the fourth quarter of 2021 by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $3,370,800. The total number of shares repurchased represents the net shares issued to satisfy tax withholding. All such repurchased shares were subsequently retired during the three months ended December 31, 2021.
Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements. Actual results may differ materially from those discussed below. See “Forward-Looking Statements” at the end of this discussion and Item 1A. “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with this discussion.
Overview
We are a leading independent global manufacturer of highly engineered cryogenic equipment servicing multiple applications in the industrial gas and clean energy markets. Our unique product portfolio is used in every phase of the liquid gas supply chain, including upfront engineering, service and repair. Being at the forefront of the clean energy transition, Chart is a leading provider of technology, equipment and services related to liquefied natural gas, hydrogen, biogas, CO2 Capture and water treatment, among other applications. We are committed to excellence in environmental, social and corporate governance (ESG) issues both for our company as well as our customers. With over 25 global manufacturing locations including in the United States, Europe, China, India, Australia and South America, we maintain accountability and transparency to our team members, suppliers, customers and communities.
Macroeconomic Impacts
Despite strong order and backlog growth, supply chain, labor and logistics issues weighed on business in the third and fourth quarters of 2021, in particular on the gross margin line as our series of price increases were not able to completely keep pace with rapidly accelerating material costs, freight, logistics and backlog timing. Furthermore, the uncertainty associated with the coronavirus (Covid-19) pandemic remains, which we continue to actively monitor in terms of its impact on our results of operations beyond 2021. The extent to which our operations will be impacted by the Covid-19 pandemic will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity or resurgence of the Covid-19 virus and its variants and actions by government authorities to contain the pandemic or treat its impact, among other things.
Environmental, Social, Governance
Chart is proud to be at the forefront of the clean energy transition as a leading provider of technology, equipment and services related to liquefied natural gas, hydrogen, biogas, carbon capture and water treatment, among other applications. We also captured as our unique offering for the “Nexus of Clean” clean power, clean water, clean food and clean industrials. This leadership position is possible not only because we have the broadest offering of clean innovative solutions for the various end markets we serve, but also because we are committed to global responsibility. Reporting our Environmental, Social, Governance (“ESG”) performance is one of the ways we demonstrate accountability and transparency to our team members, suppliers, customers, shareholders and communities. Below are some highlights of our ESG efforts, and further information can be found in our second Annual Sustainability report with scorecard which was released in April 2021. We intend to release our third annual sustainability report in April 2022.
•We reported a 0.80 Total Recordable Incident Rate (TRIR) for the year ended December 31, 2021, with emphasis on safety as our #1 priority and focus on all team members being empowered and authorized to stop work if they see an unsafe or potentially unsafe situation.
•We reported no recordable incidents at any Chart location in December 2021.
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
•We have a Global ESG Committee, Global Safety Council, and Global Diversity & Inclusion Committee, all comprised of team member volunteers and engagement from every one of our global locations.
•Our Global ESG Committee has five sub-committees focused on energy management, zero waste, electrification, renewable energy and water management.
•We have recently entered into a cutting-edge sustainability-linked banking agreement with covenants tied to our Green House Gas (“GHG”) emission reductions’ actual performance.

•We have set a target to reduce our carbon intensity 30% by 2030 and have specific initiatives in place to help us meet this goal. In 2020, we made progress towards achieving our target by reducing GHG Intensity by almost 6.0% year-over-year.
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
•We hold regular meetings on the topic and reviews with our Board of Directors.
•We link our executives and their direct reports short-term incentive payout (25% of the strategic and operational goals) to a metric driven, percentage-reduction ESG metric, and have done this for two years.
•Our team volunteers in their communities with a focus on supporting children and families, ending hunger and improving health. In 2020, we donated over 4,000 masks in addition to medical oxygen equipment to respond to the Covid-19 pandemic. We offer every team member worldwide one paid day off each year to volunteer in our communities, and we donated over $120,000 to charities in the communities we work in during the 2021 year.
•We have an employee relief fund for our own team members that need assistance.
•Our team members raised over $30,000 to support women adversely affected by the COVID-19 pandemic through Dress For Success.
•In 2021, we received the following ESG-oriented recognition:
◦World LNG Award for Energy Transition 2021 Finalist
◦Gastech 2021 Emission Reduction Champion – Organization of the Year Award Winner
◦Gastech 2021 Organisation Championing Diversity & Inclusion Finalist
◦Gastech 2021 Engineering Partnership of the Year Finalist
◦S&P Global Platts Energy Awards Excellence in LNG Finalist (2021)
◦S&P Global Platts Energy Awards Corporate Social Responsibility (Diversified) Award Finalist (2021)
2021 Highlights
Being at the forefront of the clean energy transition, Chart is a leading provider of technology, equipment and services related to liquefied natural gas, hydrogen, biogas, carbon capture and water treatment, among other applications. During 2021, we continued to invest organically and inorganically for capacity, automation and manufacturing optimization as well as in the “Nexus of Clean.” We executed on a number of investments and acquisitions in 2021 to capitalize on clean energy market opportunities. In the first quarter of 2021, we acquired Cryogenic Gas Technologies, Inc. (“Cryo Technologies”), to grow our presence in liquefaction technology for the clean power market. During the third quarter of 2021, we closed on L.A. Turbine, a global leader in turboexpanders. We also acquired AdEdge Holdings, LLC (“AdEdge”) during the third quarter in order to grow our presence in the clean water market. Our ChartWater™ platform, consisting of AdEdge and BlueInGreen process technologies with Chart equipment, posted record orders, backlog and sales in both the fourth quarter 2021 as well as the full year of 2021 and has been a leading acquisition for synergy achievement in the first year of ownership. During the fourth quarter of 2021, we completed the immediately accretive acquisition of Earthly Labs Inc. (“Earthly Labs”), a leading provider of small-scale carbon capture systems for use in municipal, agriculture and food & beverage applications.
Strong order activity contributed to record ending total backlog of $1,190.1 million as of December 31, 2021 compared to $810.0 million as of December 31, 2020 representing an increase of $380.1 million or 46.9%, which reflects the broad-based demand we continue to see year-over-year across our product categories. The increase in backlog was largely driven by record orders as of December 31, 2021 of $1,676.1 million compared to $1,210.1 million as of December 31, 2020 representing an increase of $466.0 million or 38.5%. Strong orders in our Specialty Products and Cryo Tank Solutions segments were mainly driven by the combination of larger liquefaction orders for LNG, hydrogen and helium as well as orders in distribution and storage, HLNG vehicle tanks, LNG regasification, laser applications, food & beverage applications, storage equipment and mobile equipment.
Consolidated sales increased to a record $1,317.7 million in 2021 from $1,177.1 million in 2020, representing an increase of $140.6 million or 11.9% (6.0% organically), which was mainly driven by our Specialty Products, Cryo Tank Solutions and

Repair, Service & Leasing segments. This increase was partially offset by lower sales in our Heat Transfer Systems segment mainly due to higher sales driven in 2020 relative to Venture Global’s Calcasieu Pass LNG export terminal project (“Calcasieu Pass”). However, we continue to see signs of a slight recovery in market conditions within this segment as indicated by an increase in customer order activity and inquiry. Specialty Products segment record sales of $432.9 million in 2021 compared to $242.6 million in 2020 represents an increase of $190.3 million or 78.4% (52.8% organically), driven by favorable sales in hydrogen and helium applications, HLNG vehicle tanks, water treatment equipment sales and food & beverage applications. This increase was bolstered by sales from the acquisitions mentioned above. Consolidated gross profit decreased during 2021 compared to 2020 by $7.9 million or 2.4%, and 2021 gross profit margin of 24.6% decreased from 28.2% in 2020. The decrease in gross profit margin compared to 2020 was primarily driven by higher material prices due to market conditions for all segments overall as discussed in the macroeconomic impacts section above, the related strategic move to carry a higher level of raw materials in inventory in order to alleviate potential supply shortages, and Calcasieu Pass volume mix which drove higher margins in 2020 in our Heat Transfer Systems segment.
Outlook
Considering our record order year in 2021, record order quarter in the fourth quarter 2021 and record backlog as of December 31, 2021, as well as visibility to our strongest ever commercial pipeline of potential work, we expect significant year-over-year sales growth. This positive outlook does not include any additional or new Big LNG projects (although orders are expected in the first half of 2022), yet it does include the impact of engineering work which began for two Big LNG projects as well as our onsite process engineering work at Venture Global Calcasieu Pass. We anticipate the first half of 2022 will include a margin drag from historical levels from the macro challenges but increasingly offset in each of the first two quarters of 2022 by the positive impact from actions we have taken to date.
Capacity and productivity organic investments are being made, which is reflected in our higher than maintenance capital expenditure outlook for 2022. We anticipate spending approximately $50 million to $55 million in capital expenditures in 2022, driven by investments in replicating production lines in strategic locations as well as implementing additional automation across our factories, which has been underway but we are investing to accelerate.

Operating Results
The following table sets forth the percentage relationship that each line item in our consolidated statements of income represents to sales for the years ended December 31, 2021, 2020 and 2019 (dollars in millions):

	2021	2020	2019
Sales	100.0%	100.0%	100.0%
Cost of sales (1)	75.4	71.8	75.5
Gross profit	24.6	28.2	24.5
Selling, general and administrative expenses (2) - (5)	14.9	15.1	16.9
Amortization expense	3.0	3.9	3.3
Asset impairments (6)	—	1.4	—
Operating income	6.7	7.8	4.3
Interest expense, net (7)	0.8	1.5	1.2
Financing costs amortization (8)	0.6	0.4	0.2
Unrealized gain on investment in equity securities	(0.2)	(1.1)	—
Realized gain on investment in equity securities	(0.2)	—	—
Foreign currency loss	0.1	0.1	—
Gain on bargain purchase	—	(0.4)	—
Other expense	—	0.2	—
Income tax expense, net	1.0	1.3	0.2
Net income from continuing operations	4.6	6.0	2.6
Income from discontinued operations, net of tax	—	20.3	1.2
Net income	4.6	26.3	3.9
Income attributable to noncontrolling interests, net of taxes	0.1	0.1	—
Net income attributable to Chart Industries, Inc.	4.5	26.2	3.8
 _______________
(1)Cost of sales includes restructuring costs of $2.6, $5.7 and $12.2 for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)Selling, general and administrative expenses includes restructuring costs of $0.9, $7.9 and $3.4 for the years ended December 31, 2021, 2020 and 2019, respectively.
(3)Includes transaction-related costs of $2.5, $2.6 and $5.4 for the years ended December 31, 2021, 2020 and 2019, respectively.
(4)Includes transaction-related costs of $2.8 and $4.3 related to integration activities for previous acquisitions for the years ended December 31, 2021 and 2019, respectively.
(5)Includes share-based compensation expense of $11.2, $8.6 and $8.8, representing 0.8%, 0.7% and 0.7% of sales, for the years ended December 31, 2021, 2020 and 2019, respectively.
(6)Includes $16.0 impairment of our trademarks and trade names indefinite-lived intangible assets related to the AXC business in our Heat Transfer Systems segment for the year ended December 31, 2020.
(7)Includes $8.0 and $7.6 of non-cash interest accretion expense related to the carrying amount of the 1.00% Convertible Senior Subordinated Notes due November 2024 (the “2024 Notes”), representing 0.7% and 0.6% of sales for the years ended December 31, 2020 and 2019, respectively.
(8)In conjunction with the amendment of our credit facilities, we recognized charges of $4.1 in unamortized debt issuance cost write offs associated with previous credit facilities and new debt issuance costs, which are classified as financing costs amortization in our consolidated income statement for the year ended December 31, 2021.

Consolidated Results for the Years Ended December 31, 2021, 2020 and 2019
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the years ended December 31, 2021, 2020 and 2019 (dollars in millions). Further detailed information regarding our operating segments is presented in Note 4, “Segment and Geographic Information,” of the consolidated financial statements included under Item 15 “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.
Selected Segment Financial Information

	Year Ended December 31,
	2021	2020	2019
Sales
Cryo Tank Solutions	$447.4	$415.8	$409.9
Heat Transfer Systems	262.7	369.8	441.7
Specialty Products	432.9	242.6	207.9
Repair, Service & Leasing	187.0	158.3	162.6
Intersegment eliminations	(12.3)	(9.4)	(6.6)
Consolidated	$1,317.7	$1,177.1	$1,215.5
Gross Profit
Cryo Tank Solutions	$93.5	$99.5	$77.2
Heat Transfer Systems	35.6	93.7	94.1
Specialty Products	145.5	84.3	72.2
Repair, Service & Leasing	49.6	54.6	54.0
Consolidated	$324.2	$332.1	$297.5
Gross Profit Margin
Cryo Tank Solutions	20.9%	23.9%	18.8%
Heat Transfer Systems	13.6%	25.3%	21.3%
Specialty Products	33.6%	34.7%	34.7%
Repair, Service & Leasing	26.5%	34.5%	33.2%
Consolidated	24.6%	28.2%	24.5%
SG&A Expenses
Cryo Tank Solutions	$38.1	$41.7	$45.9
Heat Transfer Systems	28.1	36.6	51.4
Specialty Products	43.3	22.2	22.4
Repair, Service & Leasing	17.8	15.3	18.6
Corporate	69.5	62.4	67.4
Consolidated	$196.8	$178.2	$205.7
SG&A Expenses (% of Sales)
Cryo Tank Solutions	8.5%	10.0%	11.2%
Heat Transfer Systems	10.7%	9.9%	11.6%
Specialty Products	10.0%	9.2%	10.8%
Repair, Service & Leasing	9.5%	9.7%	11.4%
Consolidated	14.9%	15.1%	16.9%
Operating Income (Loss) (1)
Cryo Tank Solutions	$52.9	$52.5	$25.7
Heat Transfer Systems (2)	(12.3)	11.2	17.7
Specialty Products	94.1	60.7	48.1
Repair, Service & Leasing	23.3	30.3	27.9
Corporate (3) (4)	(69.5)	(62.5)	(67.4)
Consolidated	$88.5	$92.2	$52.0

Operating Margin
Cryo Tank Solutions	11.8%	12.6%	6.3%
Heat Transfer Systems	(4.7)%	3.0%	4.0%
Specialty Products	21.7%	25.0%	23.1%
Repair, Service & Leasing	12.5%	19.1%	17.2%
Consolidated	6.7%	7.8%	4.3%
_______________
(1)Restructuring costs for the years ended:
•December 31, 2021 were $3.5 ($0.3 – Cryo Tank Solutions, $1.7 – Heat Transfer Systems and $1.5 – Repair, Service & Leasing);
•December 31, 2020 were $13.6 ($2.7 – Cryo Tank Solutions, $7.4 – Heat Transfer Systems, $0.7 – Specialty Products, $0.2 – Repair, Service & Leasing and $2.6 – Corporate); and
•December 31, 2019 were $15.6 ($9.1 – Cryo Tank Solutions, $4.5 – Heat Transfer Systems, $0.3 – Specialty Products, $1.5 – Repair, Service & Leasing and $0.2 – Corporate).
(2)Includes $16.0 impairment of our trademarks and trade names indefinite-lived intangible assets related to the AXC business in our Heat Transfer Systems segment for the year ended December 31, 2020.
(3)Includes transaction-related costs of $2.5, $2.6 and $5.4 for the years ended December 31, 2021, 2020 and 2019 respectively.
(4)Includes transaction-related costs of $2.8 and $4.3 related to integration activities for previous acquisitions for the years ended December 31, 2021 and 2019, respectively.
Results of Operations for the Years Ended December 31, 2021 and 2020
Sales in 2021 increased by $140.6 million ($70.9 million organically), from $1,177.1 million to a record $1,317.7 million, or 11.9%. This increase was primarily driven by growth in our Specialty Products segment on favorable sales in hydrogen and helium applications, HLNG vehicle tanks, water treatment equipment sales and food & beverage applications, within our Cryo Tank Solutions segment on favorable sales in mobile equipment, engineered tanks and storage systems, and within our Repair, Service & Leasing segment on favorable sales in our leasing business. This increase was partially offset by the continued softness in demand for midstream and upstream compression equipment and timing of sales recognized relative to Calcasieu Pass within our Heat Transfer Systems segment.
Gross profit in 2021 decreased by $7.9 million ($32.6 million decrease organically) from $332.1 million to $324.2 million or 2.4% compared to 2020. Gross profit margin of 24.6% in 2021 decreased from 28.2% in 2020. The decrease in gross profit margin for 2021 compared to 2020 was primarily driven by macroeconomic conditions as our price increases lagged more than the anticipated rapidly accelerating material prices and freight costs for all segments overall and Calcasieu Pass volume mix which drove higher margins in 2020 in our Heat Transfer Systems segment, partially offset by higher gross profit margins within certain recently acquired businesses. Restructuring costs recorded to cost of sales were $2.6 million and $5.7 million for the years ended December 31, 2021 and 2020, respectively.
Consolidated SG&A expenses increased by $18.6 million or 10.4% during 2021 compared to the same period in 2020 primarily driven by a ramp up in our Specialty Products business which drove higher SG&A expenses in the segment, SG&A expenses related to recent acquisitions and higher share-based compensation expense in Corporate, partially offset by lower SG&A expenses in our Heat Transfer Systems segment due to lower employee-related costs and in our Cryo Tank Solutions segment due to a $2.6 million gain on sale of a facility in China included in SG&A expenses for the year ended December 31, 2020. Furthermore, lower restructuring costs were recorded to consolidated SG&A expenses, which were $0.1 million and $2.4 million for the years ended December 31, 2021 and 2020, respectively.
Asset Impairments
We recorded an impairment loss of $16.0 million during 2020 relative to our $55.0 million trademarks and trade names indefinite-lived intangible asset of our AXC business (“AXC Intangible Asset”) in our Heat Transfer Systems segment. Industry-wide softness in demand for midstream and upstream compression equipment represented impairment indicators requiring us to re-evaluate the fair value of the AXC Intangible Asset. We determined the fair value of the AXC Intangible Asset under the relief-from-royalty method and conducted an impairment test as defined in the Critical Accounting Estimates section. We determined that the fair value of the AXC Intangible Asset was $39.0 million and impaired the AXC Intangible Asset by a value equal to the difference in the carrying amount and calculated fair value.
Interest Expense, Net and Financing Costs Amortization
Interest expense, net for the year ended December 31, 2021 and 2020 was $10.7 million and $17.7 million, respectively. The decrease in interest expense, net, is primarily due to lower borrowings outstanding on our term loan due June 2024 during 2021 as compared to 2020. Furthermore, we no longer recognize interest accretion of convertible notes discount due to a change in accounting principle adopted at the beginning of fiscal year 2021 whereas we recognized $8.0 million in interest accretion expense in 2020. For further information regarding the change in accounting principle, refer to Note 2, “Significant Accounting Policies” in this report. Interest expense, net for both the years ended December 31, 2021 and 2020 included $2.6 million of 1.0% cash interest and $9.0 million and $7.0 million in interest related to borrowings on our previous and current senior secured revolving credit facility, respectively.
For 2021 and 2020, financing costs amortization was $8.3 million and $4.3 million, respectively. The increase of $4.0 million was primarily due to the amendment of our credit facilities during the fourth quarter of 2021 and the related write off of the unamortized deferred debt issuance costs associated with the senior secured revolving credit facility due June 2024 and the term loan due June 2024, respectively. In conjunction with the amendment of our credit facilities, we recorded charges to net income of $3.8 million of the unamortized deferred debt issuance costs associated with the senior secured revolving credit facility due 2024 and the term loan due June 2024 as well as $0.3 million in new debt issuance costs associated with the Amended Credit Agreement resulting in a total one-time charge to net income of $4.1 million.
Unrealized (Gain) Loss On Investments In Equity Securities
During 2021, we recognized an unrealized gain on investments in equity securities of $3.2 million, which was driven by an unrealized gain of $20.7 million upon remeasurement of the initial HTEC investment due to an observable price change in an orderly transaction for similar instruments of the same issuer and a $2.2 million unrealized gain on the mark-to-market adjustment of our investment in Stabilis, partially offset by a $19.7 million unrealized loss on the mark-to-market adjustment of our investment in McPhy (Euronext Paris: MCPHY - ISIN; FR0011742329). During 2020, we recognized an unrealized gain of $17.0 million on the mark-to-market adjustment of our investment in McPhy, partially offset by a $2.9 million unrealized loss on the mark-to-market adjustment of our investment in Stabilis.
Realized Gain on Investments In Equity Securities
On December 14, 2021 we completed the acquisition of the remaining 85% of the shares of Earthly Labs. On the acquisition date, we recognized a gain of $2.6 million on the remeasurement of our initial 15% investment, which is recorded as realized gain on investment in equity securities in the consolidated statement of income for the year ended December 31, 2021.
Foreign Currency Loss (Gain)
Foreign currency losses were $0.9 million in both of the years ended December 31, 2021 and 2020. Foreign currency fluctuates due to exchange rate volatility, especially with respect to the euro and Chinese yuan.
Gain Bargain Purchase
As a result of the October 13, 2020 Alabama Trailers acquisition, we recorded a bargain purchase gain of $5.0 million for the year ended December 31, 2020.
Income Tax Expense
Income tax expense of $13.5 million and $14.9 million for the years ended December 31, 2021 and 2020, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 18.2% and 17.5%, respectively. The effective income tax rate of 18.2% for the year ended December 31, 2021 differed from the U.S. federal statutory rate of 21% due primarily to tax benefits associated with share-based compensation and the release of previously booked valuation allowances offset by the effect of income earned by certain of our foreign entities being taxed at higher rates than the federal statutory rate as well as increases in our state taxes due to expansion into new jurisdictions.
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

Net Income Attributable to Chart Industries, Inc. From Continuing Operations
As a result of the foregoing, net income attributable to Chart Industries, Inc. from continuing operations was $59.1 million and $68.9 million for 2021 and 2020, respectively.
Discontinued Operations
The financial results of our cryobiological products business formerly reported in our D&S West segment are reflected in our consolidated financial statements as discontinued operations for periods prior to 2021. For further information, refer to Note 3, “Discontinued Operations.”
Results of Operations for the Years Ended December 31, 2020 and 2019
Sales in 2020 decreased by $38.4 million from $1,215.5 million to $1,177.1 million, or 3.2%. Heat Transfer Systems segment sales decreased by $71.9 million during 2020 as compared to 2019 primarily due to an industry-wide softness in demand for midstream and upstream compression equipment. This decrease within the Heat Transfer Systems segment was partially offset by revenue contributions from the continued execution of our backlog on big LNG, including Venture Global’s Calcasieu Pass LNG export terminal project and other petrochemical applications and our Specialty Products segment where sales increased by $34.7 million as compared to 2019 primarily driven by favorable sales in hydrogen equipment and HLNG vehicle tanks.
Gross profit in 2020 increased by $34.6 million from $297.5 million to $332.1 million or 11.6% compared to 2019. Gross profit as a percentage of sales increased within each of our four segments in 2020 as compared to 2019 primarily as a result of ongoing cost structure improvement across the global organization, the impact of higher restructuring costs in 2019 within our Cryo Tank Solutions segment and product mix, especially where Venture Global’s Calcasieu Pass LNG export terminal project drove higher margins in our Heat Transfer Systems segment.
SG&A expenses decreased by $27.5 million, or 13.4% in 2020 compared to 2019 across multiple SG&A categories primarily as a result of cost reduction initiatives. During 2020, we implemented certain cost reduction actions across all segments and corporate to appropriately size our workforce with demand as well as eliminate redundant work. Costs were primarily related to headcount reductions. These actions resulted in total restructuring costs of $13.6 million for the year ended December 31, 2020, consisting of mainly employee severance costs. During 2020, costs to transfer operations of our heat exchanger leased facility in Tulsa, Oklahoma to our Beasley, Texas location at which we own 260 acres of land were $2.7 million. These costs were associated with severance, relocation and moving expenses. This was a cost reduction measure within our Heat Transfer Systems segment to structure the business for profitable growth in equipment for midstream and upstream energy applications.
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
Asset Impairments
As discussed in the Results of Operations for the Years Ended December 31, 2021 and 2020 section above, we recorded an impairment loss of $16.0 million during 2020 relative to our AXC Intangible Asset.
Interest Expense, Net and Financing Costs Amortization
Interest expense, net for the year ended December 31, 2020 and 2019 was $17.7 million and $14.7 million, respectively. Interest expense, net for the year ended December 31, 2020 included $2.6 million of 1.0% cash interest and $8.0 million of non-cash interest accretion expense related to the carrying value of the convertible notes due 2024, and $7.0 million in interest related to borrowings on our previous senior secured revolving credit facility and term loan. For 2020 and 2019, financing costs amortization was $4.3 million and $3.0 million, respectively. The increase of $1.3 million was primarily due to recognition of a full year of financing costs amortization related to the term loan in 2020 as compared to six months of financing costs amortization recognized in 2019.

Foreign Currency Loss (Gain)
For 2020, foreign currency losses were $0.9 million as compared to foreign currency gains of $0.4 million for 2019. Losses increased by $1.3 million during 2020 due to exchange rate volatility, especially with respect to the euro and Chinese yuan.
Gain on Bargain Purchase
As discussed in the Results of Operations for the Years Ended December 31, 2021 and 2020 section above, we recorded a bargain purchase gain of $5.0 million for the year ended December 31, 2020 as a result of the Alabama Trailers acquisition.
Unrealized (Gain) Loss on Investment in Equity Securities
The unrealized gain on investment in equity securities was $13.1 million in 2020 as compared to the unrealized loss on investment in equity securities of $0.1 million in 2019. Gains increased by $13.2 million primarily due to a $17.0 million unrealized gain on the mark-to-market adjustment of our investment in McPhy (Euronext Paris: MCPHY – ISIN; FR0011742329), partially offset by a $2.9 million unrealized loss on the mark-to-market adjustment of our investment in Stabilis.
Income Tax Expense
Income tax expense of $14.9 million and $2.8 million for the years ended December 31, 2020 and 2019, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 17.5% and 8.1%, respectively. As discussed in the Results of Operations for the Years Ended December 31, 2021 and 2020 section above, the effective income tax rate of 17.5% for the year ended December 31, 2020 differed from the U.S. federal statutory rate of 21% primarily due to tax benefits associated with share-based compensation and the Alabama Trailers bargain purchase gain offset by the effect of income earned by certain of our foreign entities being taxed at higher rates than the federal statutory rate as well as losses incurred by certain of our Chinese operations for which no benefit was recorded.
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

Segment Results for the Years Ended December 31, 2021, 2020 and 2019
Our reportable and operating segments include: Cryo Tank Solutions, Heat Transfer Systems, Specialty Products and Repair, Service & Leasing. Corporate includes operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, and risk management. Corporate support functions are not currently allocated to the segments. For further information, refer to Note 4, “Segment and Geographic Information” of our consolidated financial statements included under Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K. The following tables include key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the years ended December 31, 2021, 2020 and 2019 (dollars in millions):
Cryo Tank Solutions—Results of Operations for the Years Ended December 31, 2021 and 2020

	Year Ended December 31,		2021 vs. 2020
	2021	2020	Variance ($)	Variance (%)
Sales	$447.4	$415.8	$31.6	7.6%
Gross Profit	93.5	99.5	(6.0)	(6.0)%
Gross Profit Margin	20.9%	23.9%
SG&A Expenses	$38.1	$41.7	$(3.6)	(8.6)%
SG&A Expenses (% of Sales)	8.5%	10.0%
Operating Income	$52.9	$52.5	$0.4	0.8%
Operating Margin	11.8%	12.6%
Cryo Tank Solutions segment sales increased by $31.6 million during 2021 as compared to 2020. As mentioned in the results of operations above, this increase was mainly driven by higher sales in mobile equipment, engineered tanks and storage systems with strong performance in China, India and Germany.
Cryo Tank Solutions segment gross profit decreased by $6.0 million during 2021 as compared to 2020, and gross profit margin decreased by 300 basis points. The decrease in gross profit and gross profit margin was mainly driven by higher material prices and higher labor costs due to macroeconomic conditions.
Cryo Tank Solutions SG&A expenses decreased during 2021 as compared to 2020. Furthermore, Cryo Tank Solutions segment SG&A expenses as a percentage of Cryo Tank Solutions segment sales improved by 150 basis points in 2021 as compared to 2020. Cryo Tank Solutions SG&A expenses for the year ended December 31, 2020 include a $2.6 million gain on sale of a facility in China. Additionally, restructuring expenses were $0.3 million in 2021 as compared to $2.3 million in 2020.
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
Cryo Tank Solutions segment sales increased by $5.9 million during 2020 as compared to 2019 primarily due to higher volume in engineered tanks in the U.S. and higher mobile equipment sales in China, partially offset by lower sales in storage equipment in the U.S. mainly driven by business disruptions where certain of our large customers shut down production temporarily due to the Covid-19 pandemic earlier in the year.
Cryo Tank Solutions segment gross profit increased by $22.3 million during 2020 as compared to 2019. This increase in gross profit was mainly attributable to increased volume efficiencies related to our mobile equipment product lines in China and in our VRV business and one-time restructuring costs in China during 2019. The increase in gross profit margin was primarily driven by restructuring costs in 2019 and favorable product mix as our Cryo Tank Solutions segment operations in Europe and China gained better leverage on increased volume. This increase was partially offset by unfavorable product mix relative to engineered systems related to our U.S. Cryo Tank Solutions segment operations.
Cryo Tank Solutions segment SG&A expenses decreased during 2020 as compared to 2019 primarily driven by lower employee-related costs as a result of cost reduction actions. Restructuring expenses were $2.3 million in 2020 as compared to $1.1 million in 2019. As previously noted, Cryo Tank Solutions SG&A expenses for the year ended December 31, 2020 include a $2.6 million gain on sale of a facility in China.
Heat Transfer Systems—Results of Operations for the Years Ended December 31, 2021 and 2020

	Year Ended December 31,		2021 vs. 2020
	2021	2020	Variance ($)	Variance (%)
Sales	$262.7	$369.8	$(107.1)	(29.0)%
Gross Profit	35.6	93.7	(58.1)	(62.0)%
Gross Profit Margin	13.6%	25.3%
SG&A Expenses	$28.1	$36.6	$(8.5)	(23.2)%
SG&A Expenses (% of Sales)	10.7%	9.9%
Operating (Loss) Income	$(12.3)	$11.2	$(23.5)	(209.8)%
Operating Margin	(4.7)%	3.0%
Heat Transfer Systems segment sales decreased by $107.1 million during 2021 as compared to 2020. During 2021, we recognized $20.1 million in sales relative to Calcasieu Pass as compared to $97.7 million in 2020. As mentioned in the results of operations above, we are experiencing industry-wide softness in demand for midstream and upstream compression equipment. However, we continue to see a slight recovery in market conditions as indicated by an increase in customer order activity and inquiry.
Heat Transfer Systems segment gross profit decreased by $58.1 million during 2021 compared to 2020, and gross profit margin decreased by 1,170 basis points driven by lower volume, partially offset by lower restructuring costs. The decrease in Heat Transfer Systems segment gross profit was primarily due to overall product and project volume mix, including Calcasieu Pass, which drove higher gross profit margin in 2020.
Heat Transfer Systems segment SG&A expenses decreased by $8.5 million during 2021 as compared to 2020 mainly due to lower restructuring costs and lower employee-related costs.
Heat Transfer Systems operating income decreased by $23.5 million during 2021 as compared to 2020 due to industry-wide softness in demand for midstream and upstream compression equipment and overall product and project volume mix, including Calcasieu Pass. During 2020, we recorded an impairment loss of $16.0 million to our AXC Intangible Asset.
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

Heat Transfer Systems segment gross profit decreased by $0.4 million during 2020 as compared to 2019 while gross profit margin increased by 400 basis points. Gross profit as a percentage of sales increased mainly due to mix where Venture Global’s Calcasieu Pass LNG export terminal project drove higher margins.
Heat Transfer Systems segment SG&A expenses decreased by $14.8 million during 2020 as compared to 2019 primarily driven by general reductions across most SG&A categories, especially employee-related costs in light of restructuring actions taken during the period.
Heat Transfer Systems operating income decreased by $6.5 million during 2020 as compared to 2019. As previously mentioned, we recorded an impairment loss of $16.0 million during 2020 relative to our AXC Intangible Asset. Excluding the impact of the impairment loss, operating income increased by $9.5 million.
Specialty Products—Results of Operations for the Years Ended December 31, 2021 and 2020

	Year Ended December 31,		2021 vs. 2020
	2021	2020	Variance ($)	Variance (%)
Sales	$432.9	$242.6	$190.3	78.4%
Gross Profit	145.5	84.3	61.2	72.6%
Gross Profit Margin	33.6%	34.7%
SG&A Expenses	$43.3	$22.2	$21.1	95.0%
SG&A Expenses (% of Sales)	10.0%	9.2%
Operating Income	$94.1	$60.7	$33.4	55.0%
Operating Margin	21.7%	25.0%
Specialty Products segment sales increased by $190.3 million ($126.6 million organically) during 2021 as compared to 2020 to a record $432.9 million. Similar to the comments previously mentioned in the results of operations section, the increase in Specialty Products sales was primarily driven by favorable sales in hydrogen and helium applications, HLNG vehicle tanks, water treatment and food & beverage applications, each of which had double digit growth during 2021 as compared to 2020. This increase was bolstered by inorganic additions over the past year. The increase in sales for water treatment equipment sales primarily related to our recent acquisitions of BlueInGreen, LLC and AdEdge.
Specialty Products segment gross profit increased by $61.2 million ($38.9 million organically) during 2021 as compared to 2020 primarily due to higher volume while gross profit margin decreased by 110 basis points. As previously discussed in the results of operations section, the decrease in gross profit margin was mainly driven by higher material prices and higher labor costs due to macroeconomic conditions.
Specialty Products segment SG&A expenses increased by $21.1 million ($13.0 million organically) during 2021 as compared to 2020 primarily driven by ramp up in the business. Furthermore, Specialty Products segment SG&A expenses included $1.1 million relative to acquisition-related contingent consideration adjustments recognized year-to-date during 2021.
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
Specialty Products segment sales increased by $34.7 million during 2020 as compared to 2019. This increase was primarily driven by favorable sales in hydrogen equipment and HLNG vehicle tanks.

Specialty Products segment gross profit increased by $12.1 million during 2020 as compared to 2019. This increase in gross profit was mainly attributable to higher HLNG vehicle tanks volume, partially offset by new production line ramp up in Ornago, Italy during 2020. The increase in gross profit margin was primarily driven by favorable product mix and volume as the Specialty Products segment gained better leverage on increased volume, primarily related to hydrogen equipment and HLNG vehicle tanks.
Specialty Products segment SG&A expenses decreased by $0.2 million during 2020 as compared to 2019. As a percentage of sales, Specialty Products segment SG&A expenses was more favorable in 2020 compared to 2019 primarily due to general reductions across most SG&A categories.
Repair, Service & Leasing—Results of Operations for the Years Ended December 31, 2021 and 2020

	Year Ended December 31,		2021 vs. 2020
	2021	2020	Variance ($)	Variance (%)
Sales	$187.0	$158.3	$28.7	18.1%
Gross Profit	49.6	54.6	(5.0)	(9.2)%
Gross Profit Margin	26.5%	34.5%
SG&A Expenses	$17.8	$15.3	$2.5	16.3%
SG&A Expenses (% of Sales)	9.5%	9.7%
Operating Income	$23.3	$30.3	$(7.0)	(23.1)%
Operating Margin	12.5%	19.1%
Repair, Service & Leasing segment sales increased by $28.7 million during 2021 as compared to 2020. Similar to the comments previously mentioned in the results of operations section, the increase was mainly driven by favorable sales in our leasing business, partially offset by a decrease in sales within our full lifecycle services business.
Repair, Service & Leasing segment gross profit decreased by $5.0 million during 2021 as compared to 2020, and gross profit margin decreased by 800 basis points. The decrease in gross profit margin was mainly driven by unfavorable material costs relative to our leasing business and fewer high margin, short-lead time replacement equipment sales in 2021 as compared to 2020.
Repair, Service & Leasing segment SG&A expenses increased by $2.5 million during the year 2021 as compared to 2020. L.A. Turbine SG&A expenses of $2.4 million are included in Repair, Service & Leasing segment results since the July 1, 2021 acquisition date. Excluding L.A. Turbine, SG&A expenses remained relatively flat between years.
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
Repair, Service & Leasing segment sales decreased by $4.3 million during 2020 as compared to 2019, which was primarily driven by lower volume in aftermarket air cooled heat exchangers, partially offset by an increase in high margin, short-lead time replacement equipment and full lifecycle services.
Repair, Service & Leasing segment gross profit increased by $0.6 million during 2020 as compared to 2019, and gross profit margin increased by 130 basis points primarily on lower restructuring costs in 2020 as compared to 2019.
Repair, Service & Leasing segment SG&A expenses decreased by $3.3 million during 2020 as compared to 2019. As a percentage of sales, Repair, Service & Leasing segment SG&A expenses were more favorable in 2020 compared to 2019 primarily due to general reductions across most SG&A categories, mainly employee-related costs in light of restructuring actions taken during 2019.
Corporate
Corporate SG&A expenses increased by $7.1 million during 2021 as compared to 2020 mainly due to higher share-based compensation expense, information technology costs and legal fees partially offset by lower employee-related costs. Corporate SG&A expenses decreased by $5.0 million during 2020 as compared to 2019 primarily due to lower transaction-related costs.
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, that we have not recognized as revenue and excludes unexercised contract options and potential orders. Our backlog as of December 31, 2021, 2020 and 2019 was $1,190.1 million, $810.0 million and $751.2 million, respectively.
The tables below represent orders received and backlog by segment for the periods indicated (dollar amounts in millions):

	Year Ended December 31,
	2021	2020	2019
Orders
Cryo Tank Solutions	$555.4	$417.5	$409.5
Heat Transfer Systems	312.0	331.1	477.5
Specialty Products	648.6	279.2	274.9
Repair, Service & Leasing	180.6	196.8	166.5
Intersegment eliminations	(20.5)	(14.5)	(2.5)
Consolidated	$1,676.1	$1,210.1	$1,325.9

	As of December 31,
	2021	2020	2019
Backlog
Cryo Tank Solutions	$346.8	$222.6	$210.2
Heat Transfer Systems (1)	370.4	329.2	357.1
Specialty Products	438.2	199.7	150.1
Repair, Service & Leasing	56.5	63.1	33.8
Intersegment eliminations	(21.8)	(4.6)	—
Consolidated	$1,190.1	$810.0	$751.2
_______________
(1)Heat Transfer Systems segment backlog as of December 31, 2020 was inclusive of $21.0 million of backlog remaining on Calcasieu Pass compared to $117.6 million of Calcasieu Pass remaining as of December 31, 2019. Also included in Heat Transfer Systems segment backlog for all periods presented is approximately $40 million related to the previously announced Magnolia LNG order where production release is delayed. As we previously reported, in general, similar projects previously put on hold in the market are beginning to move ahead as the clean energy infrastructure build out ramps up.
Orders and Backlog for the Year Ended and As of December 31, 2021 Compared to the Year Ended and As of December 31, 2020
Cryo Tank Solutions segment orders for 2021 were $555.4 million, a record, as compared to $417.5 million for 2020, an increase of $137.9 million. This increase was driven by record order intake for standard tanks and mobile equipment as a result of higher pre-order activity, especially in the second quarter of 2021, as customers anticipated higher prices in future periods. Cryo Tank Solutions segment backlog totaled $346.8 million as of December 31, 2021, a record high, compared to $222.6 million as of December 31, 2020, an increase of $124.2 million.
Heat Transfer Systems segment orders for 2021 were $312.0 million (net of a $14.4 million change order) compared to $331.1 million for 2020, a decrease of $19.1 million mainly driven by softness in demand for natural gas compression equipment. Included in 2020 Heat Transfer Systems segment orders was a $70 million order for a downstream project (100% air cooled heat exchangers). Heat Transfer Systems segment backlog totaled $370.4 million as of December 31, 2021 compared to $329.2 million as of December 31, 2020, an increase of $41.2 million.
Specialty Products segment orders for 2021 were a record $648.6 million ($494.0 million organically) compared to $279.2 million ($277.0 million organically) for 2020, an increase of $369.4 million ($217.0 million organically). This increase was mainly driven by strong orders in hydrogen and helium (liquefaction, distribution and storage), HLNG vehicle tanks, LNG regasification, laser applications and food & beverage applications. During 2021, we recorded four hydrogen/helium liquefaction orders totaling approximately $150 million, covering three different geographies and three different customers. The increase in orders was also attributed to an increase in food & beverage applications and favorable water treatment equipment solutions primarily related to our recent acquisitions of BlueInGreen, LLC and AdEdge. Specialty Products segment backlog totaled a record $438.2 million ($320.4 million organically) as of December 31, 2021, compared to $199.7 million ($191.5 million organically) as of December 31, 2020, an increase of $238.5 million ($128.9 million organically).
Repair, Service & Leasing segment orders for 2021 were $180.6 million compared to $196.8 million for 2020, a decrease of $16.2 million. This decrease was primarily driven by fewer high margin, short-lead time replacement equipment orders in 2021 as compared to 2020 and significant orders for ISO containers for LNG applications received in 2020, partially offset by higher aftermarket fans and air cooled heat exchangers. Furthermore, orders in our leasing and spare parts businesses were fairly consistent between periods. Repair, Service & Leasing segment backlog totaled $56.5 million as of December 31, 2021, compared to $63.1 million as of December 31, 2020, a decrease of $6.6 million.
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
Heat Transfer Systems segment orders for 2020 were $331.1 million compared to $477.5 million for 2019, a decrease of $146.4 million mainly driven by softness in demand for natural gas compression equipment. Included in 2020 Heat Transfer Systems segment orders was a $70 million order for a downstream project (100% air cooled heat exchangers) as previously discussed. Heat Transfer Systems segment backlog totaled $329.2 million as of December 31, 2020 compared to $357.1 million as of December 31, 2019, a decrease of $27.9 million. Excluding Calcasieu Pass, Heat Transfer Systems backlog increased by $68.7 million or 28.7% in 2020 compared to 2019. Included in Heat Transfer Systems segment backlog for all periods presented is approximately $40.0 million related to the previously announced Magnolia LNG order where production release is delayed.
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
Sources and Uses of Cash
Our cash and cash equivalents totaled $122.2 million as of December 31, 2021, a decrease of $2.9 million from the balance at December 31, 2020. Our foreign subsidiaries held cash of approximately $91.2 million and $102.7 million at

December 31, 2021 and 2020, respectively, to meet their liquidity needs. No material restrictions exist to accessing cash held by our foreign subsidiaries. We expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. Cash equivalents are primarily invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations, and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization, and in the case of cash equivalents in China, obligations of local banks. We believe that our existing cash and cash equivalents, funds available under our senior secured revolving credit facility due October 2026 or other financing alternatives, and cash provided by operations will be sufficient to meet our normal working capital needs, capital expenditures and investments for the foreseeable future.
Years Ended December 31, 2021 and 2020
Cash used in operating activities during 2021 was $21.3 million, a decrease of $194.0 million from 2020, primarily due to a decrease in operating cash provided by working capital, particularly within inventory, accounts receivable and unbilled contract revenue during 2021. In light of widespread supply chain and cost challenges as discussed in the macroeconomic impacts section above, cash used for inventory was primarily driven by cost and availability of raw materials to ensure that we have sufficient stock to meet demand. We continually evaluate our supply chain and make strategic inventory purchases as appropriate.
Cash used in investing activities during 2021 was $361.2 million, as compared to cash provided by investing activities of $185.0 million during 2020, which includes $316.7 million in cash provided by investing activities of discontinued operations primarily related to net cash proceeds of $317.5 million from the sale of our cryobiological products business in 2020. During 2021, we used $205.1 million of cash for the acquisitions of Cryogenic Gas Technologies, Inc., L.A. Turbine, AdEdge and Earthly Labs, net of cash acquired. We used $103.9 million for investments in Svante Inc., Transform Materials LLC, Cryomotive GmbH, Earthly Labs and an additional investment in HTEC Hydrogen Technology & Energy Corporation (“HTEC”). We also paid $52.7 million for capital expenditures. See below for discussion regarding the composition of cash provided by investing activities during 2020.
Cash provided by financing activities during 2021 was $381.9 million compared to cash used in financing activities of $363.4 million during 2020. During 2021, we borrowed $1,361.1 million on credit facilities and repaid $873.6 million in borrowings on credit facilities primarily to fund the acquisitions and investments described in the paragraph above. Furthermore, during the fourth quarter of 2021, we refinanced our senior secured revolving credit facility which resulted in additional sources of cash of $482.0 million in U.S. dollar borrowings and 78 million euros (equivalent to $90.5 million) in euro borrowings. These sources of cash repaid principal and interest outstanding under our senior secured revolving credit facility prior to the amendment ($478.7 million in U.S. dollar borrowings and 78 million euros (equivalent to $90.5 million) in euro borrowings) plus upfront debt issuance costs. Total debt issuance costs paid during 2021 were $3.0 million. For further discussion regarding the amendment of our credit facilities, refer to Note 10, “Debt and Credit Arrangements” of our consolidated financial statements included under Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K. Also during 2021, we received $6.9 million in proceeds from stock option exercises and paid $6.4 million for common stock repurchases from share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards. See below for discussion regarding the composition of cash provided by financing activities during 2020.
Years Ended December 31, 2020 and 2019
Cash provided by operating activities during 2020 was $172.7 million and includes $18.3 million in cash provided by operating activities of discontinued operations, an increase of $38.8 million from 2019, mainly due to favorable operating results, partially offset by an increase in cash used for working capital, primarily due to higher inventory levels.
Cash provided by investing activities during 2020 was $185.0 million and includes $316.7 million in cash provided by investing activities of discontinued operations, as compared to cash used in investing activities of $642.7 million during 2019, which includes $0.9 million in cash used in investing activities of discontinued operations. During 2020, we received net cash proceeds of $317.5 million from the sale of our cryobiological products business. We used $51.9 million of cash primarily for the acquisitions of Sustainable Energy Solutions, Inc. ($20.0 million) BlueInGreen, LLC ($20.0 million) and Alabama Trailers ($10.0 million), $50.8 million in investments in HTEC Hydrogen Technology & Energy Corporation (“HTEC”) and McPhy (Euronext Paris: MCPHY – ISIN; FR0011742329) and paid $37.9 million for capital expenditures. During 2019, we used $603.9 million of cash primarily for the acquisition of AXC and paid $36.2 million for capital expenditures.
Cash used in financing activities during 2020 was $363.4 million compared to cash provided by financing activities of $511.6 million during 2019. During 2020, we borrowed $215.0 million on credit facilities and repaid $223.1 million in borrowings on credit facilities. We repaid $344.1 million in borrowings on our term loan due June 2024 mainly with proceeds from the divestiture of our cryobiological products business. We used $19.3 million to repurchase shares of Chart common stock related to our share purchase program during 2020 (On March 11, 2021, the share repurchase program expired with no further repurchases). We received $11.0 million in proceeds from stock option exercises during 2020. During 2019, we borrowed $450.0 million under the term loan and received proceeds of $295.8 million from the 2019 Equity Offering to fund the AXC acquisition. During 2019, we borrowed $235.8 million on our senior secured revolving credit facility to fund working capital needs and to fund a portion of the AXC acquisition and repaid $451.1 million in senior secured revolving credit facility borrowings. Also during 2019, we received $9.4 million in proceeds from stock option exercises and used $2.0 million for common stock repurchases from share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards.
Cash Requirements
We do not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2022. Management anticipates we will be able to satisfy cash requirements for our ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities. We expect capital expenditures for 2022 to be in the range of $50.0 million to $55.0 million.
Contractual Obligations
Our known contractual obligations as of December 31, 2021 and cash requirements resulting from those obligations are as follows (all dollar amounts in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Gross debt (1)	$859.6	$—	$258.8	$600.8	$—
Contractual convertible notes interest	7.8	2.6	5.2	—	—
Operating leases	30.1	7.4	12.8	8.0	1.9
Total contractual cash obligations	$897.5	$10.0	$276.8	$608.8	$1.9
 _______________
(1)The $258.8 principal balance of the 2024 Notes will mature on November 15, 2024, yet the carrying amount of the 2024 Notes is treated as current for financial statement reporting purposes.
Not included in the table above is a 50.0 million euros investment commitment for the Clean H2 Infra Fund as mentioned in Note 6, “Investments.” Funding is required when the fund manager issues a capital call, which shall not exceed 30% of our capital commitment in any rolling 12-month period. Also not included in the table above are contingent consideration arrangements from prior acquisitions with a potential payout range of $0.0 million to $31.0 million.
Our commercial commitments as of December 31, 2021, which include standby letters of credit and bank guarantees, represent potential cash requirements resulting from contingent events that require performance by us or our subsidiaries pursuant to funding commitments, and are as follows (all dollar amounts in millions):

	Total	Expiring in 2022	Expiring in 2023 and beyond
Standby letters of credit	$25.6	$11.4	$14.2
Bank guarantees	35.6	2.9	32.7
Total commercial commitments	$61.2	$14.3	$46.9
Inventories, net
Our inventories, net, balance was $321.5 million at December 31, 2021 compared to $248.4 million at December 31, 2020, representing an increase of $73.1 million (29.4%). This increase was primarily driven by cost and availability of raw materials to ensure that we have sufficient stock to meet demand. As discussed in the sources and uses of cash section above, we continually evaluate our supply chain and make strategic inventory purchases as appropriate.

Accrued Income Taxes
Our accrued income taxes balance was $16.1 million at December 31, 2021 compared to $46.5 million at December 31, 2020, representing a decrease of $30.4 million (65.4)%. This decrease was primarily driven by $24.9 million in payments for income taxes related to the gain recognized on the cryobiological products divestiture.
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
Foreign Operations
During 2021, we had operations in Asia, Australia, India, Europe, and South America, which accounted for approximately 56% of consolidated sales and 24% of total assets at December 31, 2021. Functional currencies used by these operations include the U.S. dollar, Chinese yuan, the euro, the British pound, the Japanese yen and the Indian rupee. We are exposed to foreign currency exchange risk as a result of transactions by these subsidiaries in currencies other than their functional currencies, and from transactions by our domestic operations in currencies other than the U.S. dollar. The majority of these functional currencies and the other currencies in which we record transactions are fairly stable, although we experienced variability in the current year as more fully discussed in Item 7A. The use of these currencies, combined with the use of foreign currency forward purchase and sale contracts, has enabled us to be sheltered from significant gains or losses resulting from foreign currency transactions. This situation could change if these currencies experience significant fluctuations or the volume of forward contracts changes.
Critical Accounting Estimates
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
Goodwill and Indefinite-Lived Intangible Assets: We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis, as of October 1 or whenever events or changes in circumstances indicate that an evaluation should be completed. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, a decline in stock price and market capitalization, adverse changes in the markets in which we operate, and a trend of negative or declining cash flows over multiple periods. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.
Goodwill is analyzed on a reporting unit basis. The reporting units are the same as our operating and reportable segments, which are as follows: Cryo Tank Solutions, Heat Transfer Systems, Specialty Products and Repair Service & Leasing. To test goodwill for impairment, we first evaluate qualitative factors, such as macroeconomic conditions and our overall financial performance to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill (the “Step 0 Test”). If we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the first step of the goodwill impairment test is not necessary. Otherwise, we would proceed to the first step of the goodwill impairment test.

Alternatively, we may also bypass the Step 0 Test and proceed directly to the first step of the goodwill impairment test. Under the first step (“Step 1”), we estimate the fair value of our reporting units by considering income and market approaches to develop fair value estimates, which are weighted to arrive at a fair value estimate for each reporting unit. With respect to the income approach, a model has been developed to estimate the fair value of each reporting unit. This fair value model incorporates estimates of future cash flows, estimates of allocations of certain assets and cash flows among reporting units, estimates of future growth rates, and management’s judgment regarding the applicable discount rates to use to discount such estimates of cash flows. With respect to the market approach, a guideline company method is employed whereby pricing multiples are derived from companies with similar assets or businesses to estimate fair value of each reporting unit. If the fair value of the reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, then goodwill is not impaired, and no further testing is required. However, if the fair value of the reporting unit is less than its carrying amount, the impairment charge is based on the excess of a reporting unit’s carrying amount over its fair value (i.e., we would measure the charge based on the result from Step 1). The assumptions and judgment used by management to estimate future cash flows, allocation of assets and cash flows among reporting units, estimates of future growth rates and selection of discount rates are subject to change due to the economic environment, including such factors as interest rates, expected market returns and volatility of markets served. Changes to the assumptions and estimates used throughout the steps described above may result in a significantly different estimate of the fair value of the reporting units, which could result in a different assessment of the recoverability of goodwill and result in future impairment charges.
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
With respect to indefinite-lived intangible assets, we first evaluate relevant events and circumstances to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, in weighing all relevant events and circumstances in totality, we determine that it is not more likely than not that an indefinite-lived intangible asset is impaired, no further action is necessary. Otherwise, we would determine the fair value of indefinite-lived intangible assets and perform a quantitative impairment assessment by comparing the indefinite-lived intangible asset’s fair value to its carrying amount. We may bypass such a qualitative assessment and proceed directly to the quantitative assessment. We estimate the fair value of our indefinite-lived assets using the income approach. This may include the relief from royalty method or use of a model similar to the one described above related to goodwill which estimates the future cash flows attributed to the indefinite-lived intangible asset and then discounting these cash flows back to a present value. Under the relief from royalty method, fair value is estimated by discounting the royalty savings, as well as any tax benefits related to ownership to a present value. The fair value from either approach is compared to the carrying value and an impairment is recorded if the fair value is determined to be less than the carrying value. Management’s estimates regarding future cash flows, selection of discount rates and estimated tax benefits are subject to change due to various economic factors and changes to the assumptions and estimates used throughout the steps described above and may result in a significantly different estimate of the fair value of indefinite-lived intangible assets which could result in a different assessment of the recoverability of these assets and result in future impairment charges.
As of October 1, 2021 and 2020 (“annual assessment dates”) we elected to bypass the Step 0 test and based on our Step 1 test, we determined that the fair value of each of our reporting units was greater than its respective carrying value at each annual assessment date and, therefore, no further action was necessary. Furthermore, as of the annual assessment dates, we also elected to bypass the qualitative assessment for indefinite-lived intangible assets with the exception of our recently acquired trade names as of October 1, 2021 which includes Cryo Technologies, L.A. Turbine and AdEdge (together, the “recently acquired trade names”). Based on our qualitative assessment of the recently acquired trade names, we determined that it is not “more likely than not” that the fair value of each of the recently acquired trade names is less than its respective carrying amount. With one exception as discussed in the next paragraph, based on our quantitative assessments of all other trade names, we determined that the fair value of each of the indefinite-lived intangible assets was greater than its respective carrying value at each annual assessment date and, therefore, no further action was necessary.
During 2020, in connection with the annual impairment process described above, Chart, with the assistance of an outside professional accounting firm, performed an impairment analysis with respect to our AXC Intangible Asset. Our preliminary analysis determined that no impairment was required for the AXC Intangible Asset, partially as a result of the inclusion of carbon capture future revenue streams in our forecast. After further analysis, we determined that these carbon capture opportunities should not have been included in our forecast as they resulted from investments and activities that occurred in the business after October 1, 2020, the appropriate measurement date. As a result of removing this revenue from the forecast, we recorded an impairment loss of $16.0 million during 2020 relative to our $55.0 million AXC Intangible Asset in our Heat Transfer Systems segment. Industry-wide softness in demand for midstream and upstream compression equipment represented impairment indicators requiring us to re-evaluate the fair value of the AXC Intangible Asset. We determined the fair value of the AXC Intangible Asset under the relief-from-royalty method and conducted an impairment test as defined above. We determined that the fair value of the AXC Intangible Asset was $39.0 million and impaired the AXC Intangible Asset by a value equal to the difference in the carrying amount and calculated fair value.
Long-Lived Assets: We monitor our property, plant and equipment, and finite-lived intangible assets for impairment indicators on an ongoing basis. If impairment indicators exist, assets are grouped and tested at the lowest level for which identifiable cash flows are available, and we perform the required analysis and record impairment charges if applicable. In conducting this analysis, we compare the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the undiscounted cash flows exceed the net book value, the long-lived assets are considered not to be impaired. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated from discounted future net cash flows (for assets held for use) or net realizable value (for assets held for sale). In assessing the recoverability of our long-lived assets, a significant amount of judgment is involved in estimating the future cash flows, discount rates and other factors necessary to determine the fair value of the respective assets. Key assumptions used in these estimates include industry and market conditions, costs to produce and projected revenue growth. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets in the period such determination was made. We amortize intangible assets that have finite lives over their estimated useful lives. We had no long-lived asset impairments in the last three years.
Business Combinations: We account for business combinations in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations.” We recognize and measure identifiable assets acquired and liabilities assumed based on their estimated fair values. The excess of the consideration transferred over the fair value of the net assets acquired, including identifiable intangible assets, is assigned to goodwill. We estimate the fair value of identifiable intangible assets under income approaches where the fair value models incorporate estimates of future cash flows, estimates of allocations of certain assets and cash flows, estimates of future growth rates, and management’s judgment regarding the applicable discount rates to use to discount such estimates of cash flows. Assigning estimated fair values to the identifiable assets acquired and liabilities assumed requires the use of significant estimates, judgments, inputs and assumptions. Such assumptions are based in part on historical experience, industry and market conditions and information obtained from management of the acquired companies and are thus inherently uncertain. As additional information becomes available, we may further revise the preliminary acquisition consideration allocation during the remainder of the measurement period, which shall not exceed twelve months from the closing of the acquisition.
Investments in Equity Securities Without a Readily Determinable Fair Value: Our investments in equity securities for which there is no readily determinable fair value are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. As part of our assessment for impairment indicators, judgement is involved in considering significant deterioration in the earnings performance, credit rating, asset quality or overall business prospects of the investee as well as significant adverse changes in the external environment in which an investee operates, a significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates or factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants. Furthermore, management must use reasonable efforts to identify an observable price change on a timely basis. Despite these efforts, we may not be able to obtain this information. If we determine that an investment is impaired, we shall measure the investment at fair value, which may involve a significant degree of judgement and subjectivity.
Contingencies: On an ongoing basis, we assess the potential liabilities related to any lawsuits or claims brought against us. While it is typically very difficult to determine the timing and ultimate outcome of such actions, management uses its best judgment to determine if it is probable that we will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, we take into consideration estimates of the amount of insurance recoveries, if any, which are recorded in other current assets when recoverability is probable. We accrue a liability when we believe a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recoveries, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that we have previously made.
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
For brazed aluminum heat exchangers, air cooled heat exchangers, cold boxes, liquefied natural gas fueling stations, engineered tanks, and repair services, contracts contain language that transfers control to the customer over time. For these contracts, revenue is recognized as we satisfy the performance obligations by an allocation of the transaction price to the accounting period computed using input methods such as costs incurred. Selecting the method used to measure progress towards completion for our contracts requires judgment and is based on the nature of the products to be provided. Accounting for contracts using the costs incurred input method requires management judgment relative to assessing risks and their impact on the estimates of revenue and costs. Certain factors can impact these estimates including, but not limited to, the potential for incentives or penalties on performance, schedule delays, labor productivity, the complexity of work performed and the cost and availability of materials. Revisions to estimated cost to complete a project that result from inefficiencies in our performance that were not expected in the pricing of the contract are expensed in the period in which these inefficiencies become known. Contract modifications can change a contract’s scope, price, or both. Approved contract modifications are accounted for as either a separate contract or as part of the existing contract depending on the nature of the modification which is subject to management’s judgment.
Income Taxes: The Company and its U.S. subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for temporary differences between financial reporting and the consolidated tax return in accordance with the liability method. A valuation allowance is provided against net deferred tax assets when conditions indicate that it is more likely than not that the benefit related to such assets will not be realized. In the event that we change our determination as to the amount of deferred tax assets that can be realized, the valuation allowance will be adjusted with a corresponding impact to the provision for income taxes in the period in which such determination is made. Management must make assumptions, judgments and estimates to determine our deferred tax assets and liabilities, current provision for income taxes and valuation allowances. In making such assumptions we consider all available evidence including past operating results, estimates of future taxable income and the feasibility of tax planning strategies.
We utilize a two-step approach for the recognition and measurement of uncertain tax positions. The first step is to evaluate the tax position and determine whether it is more likely than not that the position will be sustained upon examination by tax authorities. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon settlement. Our income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which we do business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions, as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, management’s estimates of income tax liabilities may differ from actual payments or assessments. Resolution of uncertain tax positions could have a material adverse effect or materially benefit our results of operations in future periods depending on their ultimate resolution.
We use an estimate of our annual effective tax rate at each interim reporting period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. In calculating these rates, significant judgment is involved regarding the application of global income tax laws and regulations and when projecting the jurisdictional mix of income. Additionally, interpretation of tax laws, court decisions or other guidance provided by taxing authorities influences our estimate of the effective income tax rates. As a result, our actual effective income tax rates and related income tax liabilities may differ materially from our estimated effective tax rates and related income tax liabilities. Any resulting differences are recorded in the period they become known.
Recent Accounting Standards
For disclosures regarding recent accounting standards, refer to Note 2, “Significant Accounting Policies,” of our consolidated financial statements included under Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.
Forward-Looking Statements
We are making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Annual Report includes “forward-looking statements.” These forward-looking statements include statements relating to our business, including statements regarding completed acquisitions and investments and related accretion or statements with respect to the use of proceeds or redeployment of capital from recent divestitures, as well statements regarding revenues, cost synergies and efficiency savings, objectives, future orders, margins, segment sales mix, earnings or performance, liquidity and cash flow, inventory levels, capital expenditures, materials costs and pricing increases, business trends, clean energy market opportunities, governmental initiatives, including executive orders and other information that is not historical in nature. In some cases, forward-looking statements may be identified by terminology such as “may,” “will”, “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “outlook,” “guidance,” “target,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, orders, results of operations, projected revenues, margins, capital expenditures, industry and business, trends, clean energy and other new market or expansion opportunities, cost synergies and savings objectives, and government initiatives among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements.
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
Interest Rate Risk: Our primary interest rate risk exposure results from various floating rate pricing mechanisms contained in our senior secured revolving credit facility due October 2026. If interest rates were to increase 100 basis points (1 percent) from the weighted-average interest rate of 2.1% at December 31, 2021, and assuming no changes in the $600.8 million of borrowings outstanding under the senior secured revolving credit facility due October 2026 at December 31, 2021, our additional annual expense would be approximately $6.0 million on a pre-tax basis.
Foreign Currency Exchange Rate Risk: We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations in the normal course of business, which can impact our financial position, results of operations, cash flow, and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the consolidated statements of comprehensive income. Translation exposure is primarily with the euro, the Czech koruna, the Chinese yuan and the Indian rupee. During 2021, the Czech koruna, euro and the Indian rupee increased in relation to the U.S. dollar by less than 10% while the Chinese yuan decreased in relation to the U.S. Dollar by less than 2%. At December 31, 2021, a hypothetical further 10% strengthening of the U.S. dollar would not materially affect our financial statements.
Chart’s primary transaction exchange rate exposures are with the euro, the Chinese yuan, the Czech koruna, the Indian rupee, the Australian dollar, the British pound, the Canadian dollar and the Japanese yen. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of income as a component of foreign currency loss (gain). We enter into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. We do not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At December 31, 2021, a hypothetical 10% weakening of the U.S. dollar would not materially affect our outstanding foreign exchange forward contracts. Additionally, assuming no changes in the 78.0 million euros in EUR Revolver Borrowings outstanding under the senior secured revolving credit facility due October 2026 and an additional 100 basis points (1 percent) strengthening in the U.S dollar in relation to the euro as of the beginning of 2021, during the year ended December 31, 2021, our additional unrealized foreign currency gain would be approximately $0.9 million on a pre-tax basis.
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
Item 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2021, an evaluation was performed under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls” means disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to our management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable level of assurance.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2021 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”).
We did not include an evaluation of the internal control over financial reporting of Cryo Technologies, LAT, AdEdge and Earthly Labs, which were acquired during 2021 and which, combined, constituted $285.6 million and $249.2 million of total and net assets, respectively, as of December 31, 2021, and $34.3 million and $7.2 million of sales and operating income, respectively, for the year then ended.
Based on our assessment of internal control over financial reporting, management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, and is included in this Annual Report on Form 10-K on page F-4 under the caption “Report of Independent Registered Public Accounting Firm.”
Previously Disclosed Material Weaknesses
We disclosed in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2020 that we had identified material weaknesses in our internal control over financial reporting that were identified in connection with our annual goodwill and trademark impairment testing, consisting of the following:
•Control Activities – The Company did not maintain effective control activities based on criteria established by the COSO framework as the control activities that involve more complex judgments did not adequately consider the competency of personnel assigned to perform the review.
•Goodwill and Identifiable Intangible Assets, Net – As a result of the material weaknesses identified above, the Company failed to adequately design and implement internal controls over the review of its goodwill and indefinite-lived intangible assets for impairment.
Remediation of Material Weaknesses
To address the previously reported material weaknesses in our internal control over financial reporting discussed in Part II, Item 9A. Controls and Procedures to our Form 10-K for the fiscal year ended December 31, 2020, we took the following steps:
•With respect to our annual impairment analysis, we completed the formal review of the annual forecast by September 30, 2021;
•We evaluated and re-assessed the design of our goodwill and intangible asset impairment process, including control activities associated with the review of data provided to third-party valuation specialists and evaluated the appropriateness of the assumptions and methodology used to measure the fair value of reporting units and the reasonableness of the conclusions in the third-party valuation specialists’ reports;
•We evaluated the assignment of responsibilities associated with the accounting for goodwill and intangible asset impairment. We hired additional resources and provided additional training to existing resources; and
•In order to ensure the quality and consistency of accounting treatments and interpretation across the impairment analysis process and maintain effective control activities, we designated one of our senior accounting personnel to provide enhanced oversight to monitor the process, provide guidance on accounting treatment and assumptions and ensure quality-control for the process.
Based on the actions taken, we determined that the previously reported material weaknesses have been remediated as of December 31, 2021.
Changes in Internal Control over Financial Reporting
Except for the Company’s remediation of the material weaknesses described above, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.Other Information
Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance
Information required by this item as to the Directors of the Company appearing under the caption “Election of Directors” in our 2022 Proxy Statement is incorporated herein by reference. Information required by this item as to the Executive Officers of the Company is included as Item 4A of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 is set forth in the 2022 Proxy Statement under the heading “Delinquent section 16(a) Reports,” which information is incorporated herein by reference. Information required by Items 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is set forth in the 2022 Proxy Statement under the headings “Information Regarding Meetings and Committees of the Board of Directors,” “Code of Ethical Business Conduct and Officer Code of Ethics” and “Stockholder Communications with the Board,” which information is incorporated herein by reference.
The Charters of the Audit Committee, Compensation Committee and Nominations and Corporate Governance Committee and the Corporate Governance Guidelines, Officer Code of Ethics and Code of Ethical Business Conduct are available free of charge on our website at www.chartindustries.com and in print to any stockholder who requests a copy. Requests for copies should be directed to Secretary, Chart Industries, Inc., 2200 Airport Industrial Drive, Ball Ground, Georgia 30107. We intend to disclose any amendments to the Code of Ethical Business Conduct or Officer Code of Ethics and any waiver of the Code of Ethical Business Conduct or Officer Code of Ethics granted to any Director or Executive Officer of the Company on our website.
Set forth below is a list of the members of our Board of Directors as of February 24, 2022:

Directors
STEVEN W. KRABLIN (2) (3)
Chairman of the Board
Retired President, Chief Executive Officer and Chairman of the Board
T-3 Energy Services, Inc.
Oilfield services company that manufactures products used in the drilling, production and transportation of oil and gas

JILLIAN C. EVANKO
President, Chief Executive Officer and Director
Chart Industries, Inc.

CAREY CHEN (1) (3)
Chief Executive Officer
CGI Manufacturing Holdings LLC
Custom sheet metal fabricator of light to medium gauge material

PAULA M. HARRIS (3)
Senior Vice President of Community Affairs and Foundation Executive Director
Houston Astros
Major league baseball club

LINDA A. HARTY (1)
Former Vice President Treasurer
Medtronic
Global company specializing in medical technology, services and solutions

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

DAVID M. SAGEHORN (1) (3)
Retired Executive Vice President and Chief Financial Officer
Oshkosh Corporation
Global producer of specialty trucks, truck bodies, and access equipment used in defense, construction and service markets

ROGER A. STRAUCH (2)
Chairman
The Roda Group
Early-stage venture capital group focused on investment opportunities that address the consequences of climate change and increased demand for low carbon energy
_______________
(1)Compensation Committee
(2)Nominations and Corporate Governance Committee
(3)Audit Committee
Item 11.Executive Compensation
The information required by Item 402 of Regulation S-K is set forth in the 2022 Proxy Statement under the heading “Executive and Director Compensation,” which information is incorporated herein by reference. The information required by Items 407(e)(4) and 407(e)(5) of Regulation S-K is set forth in the 2022 Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” respectively, which information is incorporated herein by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is set forth in the 2022 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.
Item 13.Certain Relationships, Related Transactions, and Director Independence
The information required by this item is set forth in the 2022 Proxy Statement under the headings “Related Party Transactions” and “Director Independence,” which information is incorporated herein by reference.
Item 14.Principal Accounting Fees and Services
The information required by this item is set forth in the 2022 Proxy Statement under the heading “Principal Accounting Fees and Services,” which information is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this 2021 Annual Report on Form 10-K:
1.  Financial Statements.  The following consolidated financial statements of the Company and its subsidiaries and the reports of the Company’s independent registered public accounting firm are incorporated by reference in Item 8:
    Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
    Consolidated Balance Sheets
    Consolidated Statements of Income
    Consolidated Statements of Comprehensive Income
    Consolidated Statements of Cash Flows
    Consolidated Statements of Equity
    Notes to Consolidated Financial Statements
2.  Financial Statement Schedules.  The following additional information should be read in conjunction with the consolidated financial statements:
    Schedule II Valuation and Qualifying Accounts for the Years Ended December 31, 2021, 2020 and 2019
    All other financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.
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
Date: February 24, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:

/s/ Steven W. Krablin	Chairman of the Board, Director
Steven W. Krablin

/s/ Jillian C. Evanko	Chief Executive Officer, President and a Director (Principal Executive Officer)
Jillian C. Evanko

/s/ Joseph R. Brinkman	Vice President and Chief Financial Officer (Principal Financial Officer)
Joseph R. Brinkman

/s/ Carey Chen	Director
Carey Chen

/s/ Paula M. Harris	Director
Paula M. Harris

/s/ Linda A. Harty	Director
Linda A. Harty

/s/ Singleton B. McAllister	Director
Singleton B. McAllister

/s/ Michael L. Molinini	Director
Michael L. Molinini

/s/ David M. Sagehorn	Director
David M. Sagehorn

/s/ Roger A. Strauch	Director
Roger A. Strauch
Date: February 24, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Chart Industries, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Chart Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
Adoption of New Accounting Standard
As discussed in Note 2 to the financial statements, the Company has changed its method for accounting for convertible instruments as a result of the adoption of Accounting Standards Update (ASU) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entities Own Equity (Subtopic 815-40) effective January 1, 2021 using the modified retrospective transition method.
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
Revenue—Contracts Recognized Over Time—Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
As of December 31, 2021, net sales were $1,317.7 million, of which $482.0 million was recognized over time. For contracts that contain language that transfers control to the customer over time, revenue is recognized as the Company satisfies the performance obligations by an allocation of the transaction price to the accounting period computed using input methods such as costs incurred.

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
▪Testing the accuracy of the remaining estimated costs by selecting costs, vouching the costs to supplier contracts or other supporting documents, and evaluating whether the estimated costs are appropriate.
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
Goodwill — Refer to Notes 2 and 9 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value annually in the fourth quarter or whenever events or changes in circumstances indicate that an evaluation should be completed. The Company determines the fair value of its reporting units using the income and market approaches. The determination of the fair value using the income approach requires management to make significant estimates and assumptions related to forecasts of future cash flows and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to pricing multiples derived from similar companies. Changes to the assumptions and estimates may result in a significantly different estimate of the fair value of the reporting units, which could result in a different assessment of the recoverability of goodwill. The goodwill balance was $952.7 million as of October 1, 2021 (the annual impairment testing date), of which $87.1 million, $434.8 million, $255.6 million, and $175.2 million was allocated to the Cryo Tank Solutions, Heat Transfer Systems, Specialty Products, and Repair, Service & Leasing reporting units, respectively. The fair values of Cryo Tank Solutions, Heat Transfer Systems, Specialty Products, and Repair, Service & Leasing reporting units exceeded their carrying values as of the measurement date and, therefore, no impairment was recognized.
We identified goodwill for Heat Transfer Systems and Repair, Service & Leasing as a critical audit matter because of the significant estimates and assumptions management makes to estimate the fair value of each reporting unit, the sensitivity of the valuations to changes in the assumptions, specifically related to forecasts of future revenue and operating margins and selection of the discount rate used in the income approach, and the selection of pricing multiples for similar companies used in the market approach. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of these assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenues and operating margins (“forecasts”), and the selection of pricing multiples and discount rate included the following, among others:
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
Indefinite-Lived Intangible Assets — Refer to Notes 2 and 9 to the financial statements
Critical Audit Matter Description
The Company has trademarks and trade names that are indefinite-lived intangible assets. As of October 1, 2021 (the annual impairment testing date), the carrying value of the trademarks and trade names was $154.9 million. Management estimates the fair value of the trademarks and trade names annually in the fourth quarter or whenever events or changes in circumstances indicate that an evaluation should be completed, using a relief from royalty method, which is a specific discounted cash flow method. The determination of the fair value requires management to make significant estimates and assumptions related to forecasts of future revenues and discount rates to estimate the royalty savings. Changes in these assumptions could have a significant impact on the fair value of trademarks and trade names and a significant change in fair value could cause a significant impairment.
We identified trademarks and trade names related to Air-X-Changers as a critical audit matter because of the significant estimates and assumptions management makes to estimate the fair value of the trademark and trade name, and the sensitivity of the valuation to changes in the assumptions related to forecasts of future revenues and selection of the discount rates used in the relief from royalty method. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of these assumptions.
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
February 24, 2022
We have served as the Company's auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Chart Industries, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Chart Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Cryogenic Gas Technologies, Inc., which was acquired on February 16, 2021, L.A. Turbine, which was acquired on July 1, 2021, AdEdge Holdings, LLC, which was acquired on August 27, 2021, and Earthly Labs Inc., which was acquired on December 14, 2021, and whose combined financial statements constitute $285.6 million and $249.2 million of total and net assets, respectively, as of December 31, 2021, and $34.3 million and $7.2 million of sales and operating income, respectively, for the year then ended. Accordingly, our audit did not include the internal control over financial reporting at Cryogenic Gas Technologies, Inc., L.A. Turbine, AdEdge Holdings, LLC, and Earthly Labs Inc.
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
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 24, 2022

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$122.2	$125.1
Accounts receivable, less allowances of $6.0 and $8.4, respectively	236.3	200.8
Inventories, net	321.5	248.4
Unbilled contract revenue	93.5	79.4
Prepaid expenses	20.9	20.0
Other current assets	59.1	29.3
Total Current Assets	853.5	703.0
Property, plant and equipment, net	416.0	414.5
Goodwill	994.6	865.9
Identifiable intangible assets, net	556.1	493.1
Equity method investments	99.6	5.3
Investments in equity securities	77.8	73.6
Other assets	46.2	15.1
TOTAL ASSETS	$3,043.8	$2,570.5
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$175.9	$140.1
Customer advances and billings in excess of contract revenue	148.5	118.9
Accrued salaries, wages and benefits	27.1	39.7
Accrued income taxes	16.1	46.5
Current portion of warranty reserve	9.7	11.0
Current convertible notes	255.9	220.9
Operating lease liabilities, current	5.8	5.1
Other current liabilities	54.9	52.6
Total Current Liabilities	693.9	634.8
Long-term debt	600.8	221.6
Long-term deferred tax liabilities	59.8	60.2
Accrued pension liabilities	1.6	9.6
Operating lease liabilities, non-current	21.4	23.6
Other long-term liabilities	41.1	41.4
Total Liabilities	1,418.6	991.2

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	December 31,
	2021	2020

Equity
Common stock, par value $0.01 per share — 150,000,000 shares authorized, 36,548,330 and 36,185,829 shares issued and outstanding at December 31, 2021 and 2020, respectively	0.4	0.4
Additional paid-in capital	779.0	780.8
Treasury Stock; 760,782 shares at both December 31, 2021 and 2020	(19.3)	(19.3)
Retained earnings	878.2	808.4
Accumulated other comprehensive (loss) income	(21.7)	2.4
Total Chart Industries, Inc. Shareholders’ Equity	1,616.6	1,572.7
Noncontrolling interests	8.6	6.6
Total Equity	1,625.2	1,579.3
TOTAL LIABILITIES AND EQUITY	$3,043.8	$2,570.5
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in millions, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Sales	$1,317.7	$1,177.1	$1,215.5
Cost of sales	993.5	845.0	918.0
Gross profit	324.2	332.1	297.5
Selling, general and administrative expenses	196.8	178.2	205.7
Amortization expense	38.9	45.7	39.8
Asset impairments	—	16.0	—
Operating expenses	235.7	239.9	245.5
Operating income	88.5	92.2	52.0
Interest expense, net	10.7	17.7	14.7
Financing costs amortization	8.3	4.3	3.0
Unrealized (gain) loss on investment in equity securities	(3.2)	(13.1)	0.1
Realized gain on investment in equity securities	(2.6)	—	—
Foreign currency loss (gain)	0.9	0.9	(0.4)
Gain on bargain purchase	—	(5.0)	—
Other expense, net	0.3	2.2	—
Income from continuing operations before income taxes and equity in earnings of unconsolidated affiliates, net	74.1	85.2	34.6
Income tax expense (benefit):
Current	21.4	13.9	19.0
Deferred	(7.9)	1.0	(16.2)
Income tax expense, net	13.5	14.9	2.8
Income from continuing operations before equity in earnings of unconsolidated affiliates, net	60.6	70.3	31.8
Equity in earnings of unconsolidated affiliates, net	0.3	—	—
Net income from continuing operations	60.9	70.3	31.8
Income from discontinued operations, net of tax	—	239.2	15.0
Net income	60.9	309.5	46.8
Less: Income attributable to noncontrolling interests of continuing operations, net of taxes	1.8	1.4	0.4
Net income attributable to Chart Industries, Inc.	$59.1	$308.1	$46.4

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in millions, except per share amounts)

Net income attributable to Chart Industries, Inc.
Income from continuing operations	$59.1	$68.9	$31.4
Income from discontinued operations, net of tax	—	239.2	15.0
Net income attributable to Chart Industries, Inc.	$59.1	$308.1	$46.4
Basic earnings per common share attributable to Chart Industries, Inc.
Income from continuing operations	$1.66	$1.95	$0.93
Income from discontinued operations	—	6.76	0.44
Net income attributable to Chart Industries, Inc.	$1.66	$8.71	$1.37
Diluted earnings per common share attributable to Chart Industries, Inc.
Income from continuing operations	$1.44	$1.89	$0.89
Income from discontinued operations	—	6.56	0.43
Net income attributable to Chart Industries, Inc.	$1.44	$8.45	$1.32
Weighted-average number of common shares outstanding:
Basic	35.61	35.38	33.91
Diluted	41.11	36.45	35.17
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Year Ended December 31,
	2021	2020	2019
Net income	$60.9	$309.5	$46.8
Other comprehensive (loss) income:
Foreign currency translation adjustments	(29.0)	38.8	(7.5)
Defined benefit pension plan:
Actuarial gain (loss) on remeasurement	5.9	(1.9)	0.3
Amortization of net loss	1.0	1.2	1.3
Defined benefit pension plan	6.9	(0.7)	1.6
Other comprehensive (loss) income, before tax	(22.1)	38.1	(5.9)
Income tax (expense) benefit related to defined benefit pension plan	(2.0)	0.2	(0.1)
Other comprehensive (loss) income, net of taxes	(24.1)	38.3	(6.0)
Comprehensive income	36.8	347.8	40.8
Less: Comprehensive income attributable to noncontrolling interests, net of taxes	(1.8)	(1.4)	(0.4)
Comprehensive income attributable to Chart Industries, Inc.	$35.0	$346.4	$40.4
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net income	$60.9	$309.5	$46.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80.6	85.2	78.8
Employee share-based compensation expense	11.2	8.9	9.0
Financing costs amortization	8.3	4.3	3.0
Interest accretion of convertible notes discount	—	8.0	7.6
Unrealized (gain) loss on investment in equity securities	(3.2)	(13.1)	0.1
Realized gain on investment of equity securities	(2.6)	—	—
Unrealized foreign currency transaction (gain) loss	(1.1)	2.3	0.6
Equity in earnings of unconsolidated affiliates, net	(0.3)	—	—
Deferred income tax (benefit) expense	(7.9)	1.0	(16.2)
Gain on sale of business	—	(249.4)	—
Asset impairments	—	16.0	—
Gain on bargain purchase	—	(5.0)	—
Other non-cash operating activities	(4.8)	1.5	0.8
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(31.2)	(10.1)	23.6
Inventory	(78.1)	(34.9)	9.4
Unbilled contract revenue and other assets	(71.2)	(5.0)	(1.6)
Accounts payable and other liabilities	(10.4)	62.8	(20.9)
Customer advances and billings in excess of contract revenue	28.5	(9.3)	(7.1)
Net Cash (Used In) Provided By Operating Activities	(21.3)	172.7	133.9
INVESTING ACTIVITIES
Proceeds from sale of businesses	—	317.5	—
Acquisition of businesses, net of cash acquired	(205.1)	(51.9)	(603.9)
Investments (1)	(103.9)	(50.8)	(3.3)
Capital expenditures	(52.7)	(37.9)	(36.2)
Proceeds from sale of assets	—	7.9	—
Government grants	0.5	0.2	0.7
Net Cash (Used In) Provided By Investing Activities	(361.2)	185.0	(642.7)

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31,
	2021	2020	2019
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	1,361.1	215.0	235.8
Repayments on revolving credit facilities	(873.6)	(223.1)	(451.1)
Borrowings on term loan	—	—	450.0
Repayments on term loan	(103.1)	(344.1)	(2.8)
Payments for debt issuance costs	(3.0)	(1.0)	(13.6)
Issuance of shares	—	—	295.8
Payments for equity issuance costs	—	—	(9.5)
Proceeds from exercise of stock options	6.9	11.0	9.4
Common stock repurchases from share-based compensation plans	(6.4)	(1.9)	(2.0)
Common stock repurchases (2)	—	(19.3)	—
Dividend distribution to noncontrolling interests	—	—	(0.4)
Net Cash Provided By (Used in) Financing Activities	381.9	(363.4)	511.6
Effect of exchange rate changes on cash and cash equivalents	(3.1)	11.8	(1.9)
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents (3)	(3.7)	6.1	0.9
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	126.1	120.0	119.1
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD (4)	$122.4	$126.1	$120.0
_______________
(1)Non-cash investing activities of $7.0 related to the conversion of a note receivable into an investment in equity securities in Stabilis Energy, Inc. during the year ended December 31, 2019.
(2)Includes $19.3 in shares repurchased through our share repurchase program. On March 11, 2021, the share repurchase program expired with no further repurchases. Refer to Note 2, “Significant Accounting Policies” for further information.
(3)Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents represents cash flows of consolidated operations for all periods presented. For cash flows of discontinued operations, refer to Note 3, “Discontinued Operations.”
(4)Includes cash and restricted cash equivalents of $0.2 and $1.0 in other current assets as of December 31, 2021 and December 31, 2020, respectively, and $1.0 in other assets as of December 31, 2019. For further information regarding restricted cash and restricted cash equivalents balances, refer to Note 10, “Debt and Credit Arrangements.”
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and shares in millions)

	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests
	Shares Outstanding	Amount		Treasury Stock	Retained Earnings			Total Equity
Balance at December 31, 2018	31.36	$0.3	$460.2	$—	$453.9	$(29.9)	$4.5	$889.0
Net income	—	—	—	—	46.4	—	0.4	46.8
Other comprehensive loss	—	—	—	—	—	(6.0)	—	(6.0)
Common stock issuance, net of equity issuance costs (1)	4.03	0.1	286.2	—	—	—	—	286.3
Share-based compensation expense	—	—	9.0	—	—	—	—	9.0
Common stock issued from share-based compensation plans	0.30	—	9.4	—	—	—	—	9.4
Common stock repurchases from share-based compensation plans	0.11	—	(2.0)	—	—	—	—	(2.0)
Dividend distribution to noncontrolling interest	—	—	—	—	—	—	(0.4)	(0.4)
Other	—	—	—	—	—	—	0.3	0.3
Balance at December 31, 2019	35.80	0.4	762.8	—	500.3	(35.9)	4.8	1,232.4
Net income	—	—	—	—	308.1	—	1.4	309.5
Other comprehensive income	—	—	—	—	—	38.3	—	38.3
Share-based compensation expense	—	—	8.9	—	—	—	—	8.9
Common stock issued from share-based compensation plans	0.42	—	11.0	—	—	—	—	11.0
Common stock repurchases from share-based compensation plans	(0.03)	—	(1.9)	—	—	—	—	(1.9)
Common stock repurchases (2)	—	—	—	(19.3)	—	—	—	(19.3)
Other	—	—	—	—	—	—	0.4	0.4
Balance at December 31, 2020	36.19	0.4	780.8	(19.3)	808.4	2.4	6.6	1,579.3
Net income	—	—	—	—	59.1	—	1.8	60.9
Cumulative effect of change in accounting principle (3)	—	—	(36.9)	—	10.7	—	—	(26.2)
Other comprehensive income	—	—	—	—	—	(24.1)	—	(24.1)
Share-based compensation expense	—	—	11.2	—	—	—	—	11.2
Common stock issued from share-based compensation plans	0.26	—	6.9	—	—	—	—	6.9
Common stock repurchases from share-based compensation plans	(0.04)	—	(6.4)	—	—	—	—	(6.4)
Acquisition of Earthly Labs Inc.	0.14	—	23.4	—	—	—	—	23.4
Other	—	—	—	—	—	—	0.2	0.2
Balance at December 31, 2021	36.55	$0.4	$779.0	$(19.3)	$878.2	$(21.7)	$8.6	$1,625.2
_______________
(1)Equity issuance costs were $9.5 during the year ended December 31, 2019.
(2)Includes $19.3 in shares repurchased through our share repurchase program. Refer to Note 2, “Significant Accounting Policies,” for further information.
(3)Refer to Note 2, “Significant Accounting Policies” for discussion regarding cumulative effect of change in accounting principle.
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share amounts)

NOTE 1 — Nature of Operations and Principles of Consolidation
Nature of Operations: We are a leading independent global manufacturer of highly engineered cryogenic equipment servicing multiple applications in the industrial gas and clean energy markets. Our unique product portfolio is used in every phase of the liquid gas supply chain, including upfront engineering, service and repair. Being at the forefront of the clean energy transition, Chart is a leading provider of technology, equipment and services related to liquefied natural gas, hydrogen, biogas, CO2 Capture and water treatment, among other applications. We are committed to excellence in environmental, social and corporate governance (ESG) issues both for our company as well as our customers. With over 25 global locations from the United States to Asia, Australia, India, Europe and South America, we maintain accountability and transparency to our team members, suppliers, customers and communities.
Principles of Consolidation: The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Chart Industries, Inc. and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.
Reclassifications: On October 1, 2020, we closed on the sale of our cryobiological products business to Cryoport, Inc. (NASDAQ: CYRX). Refer to Note 3, “Discontinued Operations,” for further information. Certain reclassifications have been made to the 2020 consolidated balance sheet in order to conform to the 2021 presentation.
NOTE 2 — Significant Accounting Policies
Use of Estimates: The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions. We have experienced temporary facility closures while awaiting appropriate government approvals in certain jurisdictions. The Covid-19 pandemic could also disrupt our supply chain and materially adversely impact our ability to secure supplies for our facilities, which could materially adversely affect our operations. There may also be long-term effects on our customers in and the economies of affected countries. As a result of these uncertainties, actual results could differ from those estimates and assumptions. If the economy or markets in which we operate remain weak or deteriorate further, our business, financial condition and results of operations may be materially and adversely impacted.
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
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents: We consider all investments with an initial maturity of three months or less when purchased to be cash equivalents. See Note 10, “Debt and Credit Arrangements” for additional information about restricted cash and restricted cash equivalents, which are included in other current assets in the accompanying consolidated balance sheets.
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
Lessee Accounting: At lease inception, we determine if an arrangement is a lease and if it includes options to extend or terminate the lease if it is reasonably certain that the options will be exercised. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating leases are recognized as right-of-use (“ROU”) assets and are included within property, plant and equipment, net, and lease liabilities are included in operating lease liabilities, current and operating lease liabilities, non-current in our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available on the lease commencement date in determining the present value of lease payments.
Lessor Accounting: Similar to lessee accounting, at lease inception we determine if an arrangement is a lease. The net investment of our lease receivables is measured at the commencement date as the present value of the lease payments not yet received. Operating leases are reported at cost as equipment leased to others within property, plant and equipment, net in our consolidated balance sheets and depreciated based on their useful lives on a straight-line basis. Sales from sales-type and operating leases are presented net of sales tax and other related taxes. Interest income is recognized over the lease term using the effective interest method and is classified as interest expense, net in our consolidated statements of income. Lease payments from operating leases are recorded as income on a straight-line basis over the lease term.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Goodwill is analyzed on a reporting unit basis. The reporting units are the same as our operating and reportable segments, which are as follows: Cryo Tank Solutions, Heat Transfer Systems, Specialty Products and Repair Service & Leasing. Prior to October 1, 2020, our reporting units, which were the same as our operating and reportable segments, were as follows: Distribution and Storage Eastern Hemisphere (“D&S East”), Distribution and Storage Western Hemisphere (“D&S West”), Energy & Chemicals (“E&C”) Cryogenics and E&C FinFans. We first evaluate qualitative factors, such as macroeconomic conditions and our overall financial performance to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We then evaluate how significant each of the identified factors could be to the fair value or carrying amount of a reporting unit and weigh these factors in totality in forming a conclusion of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount (the “Step 0 Test”). If we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the first step of the goodwill impairment test is not necessary. Otherwise, we would proceed to the first step of the goodwill impairment test.
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
Equity Method Investments: Investments, including certain of our joint ventures, where Chart has the ability to exercise significant influence over, but does not possess control, are accounted for using the equity method of accounting. Judgment regarding the level of influence over each investment includes considering key factors such as our ownership interest, our representation on the investee’s board of directors and participation in policy-making decisions. We recognize the equity method investee’s proportionate share of the earnings and losses and classify as equity in earnings of unconsolidated affiliates, net in our consolidated statements of income and comprehensive income. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
recoverable. If a decline in the value of an equity method investment is determined to be other than temporary, an impairment loss is recognized in earnings for the amount by which the carrying amount of the investment exceeds its estimated fair value.
Investments in Equity Securities: We measure certain of our investments in equity securities where we have no significant influence and generally less than 20% ownership interest at fair value on a recurring basis according to the fair value hierarchy as defined below. We reassess measurement options for these investments on a quarterly basis. Mark-to-market fair value adjustments in these investments in equity securities are classified as unrealized loss (gain) on investments in equity securities in our consolidated statements of income and comprehensive income. Investments in equity securities for which there is no readily determinable fair value are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
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
Convertible Debt: After the adoption of Accounting Standards Update (“ASU”) 2020-06, our convertible notes due November 2024 are no longer bifurcated into separate liability and equity components in our December 31, 2021 consolidated balance sheets. For further discussion refer to the “Recently Adopted Accounting Standards” section below.
Prior to the adoption of ASU 2020-06 we determined that the conversion option within our convertible notes due November 2024 was not clearly and closely related to the debt instrument host, however, the conversion option met a scope exception to derivative instrument accounting since the conversion feature is indexed to our common stock and meets equity classification criteria. Convertible debt instruments exempt from derivative accounting and subject to cash settlement of the conversion option were recognized by bifurcating the principal balance into a liability component and an equity component where the fair value of the liability component is estimated by calculating the present value of its cash flows discounted at an interest rate that we would have received for similar debt instruments that have no conversion rights (the “straight-debt rate”), and the equity component is the residual amount, net of tax, which creates a discount on our convertible notes due November 2024. Prior to January 1, 2021, we recognized non-cash interest accretion expense related to the carrying amount of our convertible notes due November 2024 which was accreted back to its principal amount over the expected life of the debt, which is also the stated life of the debt.
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
Shipping and handling fee revenues and the related expenses are reported as fulfillment revenues and expenses for all customers because we have adopted the practical expedient contained in ASC 606-10-25-18B. Therefore, all shipping and handling costs associated with outbound freight are accounted for as fulfillment costs and are included in cost of sales. Amounts billed to customers for shipping are classified as sales, and the related costs are classified as cost of sales on the consolidated statements of income. Shipping revenue of $11.8, $10.6, and $11.3 for the years ended December 31, 2021, 2020 and 2019, respectively, are included in sales. Shipping costs of $17.6, $15.0, and $15.8 for the years ended December 31, 2021, 2020 and 2019, respectively, are included in cost of sales.
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
Advertising Costs: We incurred advertising costs of $3.9, $2.7, and $4.0 for the years ended December 31, 2021, 2020 and 2019, respectively. Such costs are expensed as incurred and included in SG&A expenses in the consolidated statements of income.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Research and Development Costs: We incurred research and development costs of $12.7, $9.1, and $9.2 for the years ended December 31, 2021, 2020 and 2019, respectively. Such costs are expensed as incurred and included in SG&A expenses in the consolidated statements of income.
Foreign Currency Translation: The functional currency for the majority of our foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for asset and liability accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using the average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income (loss) in the consolidated statements of comprehensive income. Certain of our foreign entities remeasure from local to functional currencies, which is then translated to the reporting currency of the Company. Remeasurement from local to functional currencies is included in cost of sales or foreign currency loss (gain) in the consolidated statements of income. Gains or losses resulting from foreign currency transactions are charged to net income in the consolidated statements of income as incurred.
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
Defined Benefit Pension Plans: We sponsor a defined benefit pension plan which includes the Chart Pension Plan, which has been frozen since February 2006, and a noncontributory defined benefit plan that we acquired as part of the Hudson acquisition (the “Hudson Plan”). The Hudson Plan is closed to new participants and not considered significant to our consolidated financial statements. The Hudson Plan merged into the Chart Plan as of February 28, 2021.
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
Recently Issued Accounting Standards (Not Yet Adopted): In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The amendments in this update require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently assessing the effect this ASU will have on our financial position, results of operations, and disclosures.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU simplifies the accounting for modifying contracts (including those in hedging relationships) that refer to LIBOR and other interbank offered rates that are expected to be discontinued due to reference rate reform. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. We expect application of the amendments to impact accounting for our senior secured revolving credit facility due October 2026. Our lenders will notify us when our borrowings transition away from LIBOR, at which point we will adopt this ASU as part of the transition to the new reference rate. We are currently assessing the effect this ASU will have on our financial position, results of operations, and disclosures.
Recently Adopted Accounting Standards: In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance.” The amendments in this update require annual disclosures about transactions with a government that are accounted for by applying a grant or contribution model by analogy. The amendments in this update are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. Early application of the amendments is permitted. We adopted this guidance effective January 1, 2022. The adoption of this guidance did not have a material impact on our financial position, results of operations or disclosures.
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
As a result of the adoption of ASU 2020-06, our convertible notes due November 2024 are no longer bifurcated into separate liability and equity components in our December 31, 2021 consolidated balance sheet. The $258.8 principal amount of our convertible notes due November 2024 was classified as a liability only in our December 31, 2021 consolidated balance sheet. Upon adoption of ASU 2020-06, we recorded an adjustment to the convertible notes liability component, equity component (additional paid-in-capital) and retained earnings. This adjustment was calculated based on the carrying amount of the convertible notes as if it had always been treated as a liability only. Furthermore, we recorded an adjustment to the debt issuance costs contra liability and equity (additional paid-in-capital) components as if debt issuance costs had always been treated as a contra liability only. Lastly, we derecognized deferred income taxes associated with the convertible notes debt discount and adjusted deferred incomes taxes relative to unamortized debt issuance costs associated with our convertible notes due November 2024.
Interest expense related to the accretion of our convertible notes due November 2024 is no longer recognized. Interest accretion of convertible notes discount and net income from continuing operations attributable to Chart Industries, Inc. for the

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
year ended December 31, 2021 would have been $8.4 and $52.6 without the adoption of ASU 2020-06. As such, net income from continuing operations attributable to Chart Industries, Inc. per common share for the year ended December 31, 2021 is $0.18 (basic) and $0.16 (diluted) higher due to the effect of adoption of ASU 2020-06.
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
Impacts on Financial Statements
The following table summarizes the cumulative effect of the changes to our consolidated balance sheet as of December 31, 2020 from the adoption of ASU 2020-06:

	Balance at December 31, 2020	Adjustments due to ASU 2020-06 adoption	Balance at January 1, 2021
Liabilities
Accrued income taxes	$46.5	$(0.2)	$46.3
Current convertible notes (1)	220.9	34.0	254.9
Long-term deferred tax liabilities	60.2	(7.6)	52.6

Equity
Additional paid-in-capital	780.8	(36.9)	743.9
Retained earnings	$808.4	$10.7	$819.1
_______________
(1)Current convertible notes is presented net of unamortized discount and debt issuance costs of $34.8 and $3.1, respectively at December 31, 2020. Current convertible notes is presented net of unamortized debt issuance costs of $3.9 at January 1, 2021.
In January 2020, the FASB issued ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815).” This ASU clarifies the interactions between the measurement alternative in Topic 321, the equity method of accounting in Topic 323 and the application of guidance for certain forward contracts and purchased options that upon settlement or exercise would be accounted for under the equity method of accounting in Topic 815. This guidance is effective for fiscal years ending after December 15, 2020. We adopted this guidance effective January 1, 2021. During the third quarter 2021, we completed an additional investment in HTEC Hydrogen Technology & Energy Corporation and recognized a gain upon remeasurement of our initial fourth quarter 2020 investment in HTEC Hydrogen Technology & Energy Corporation due to an observable price change in an orderly transaction for similar instruments of the same issuer in accordance with the guidance provided in ASU 2020-01. Refer to Note 6, “Investments” for further discussion of our investment in HTEC Hydrogen Technology & Energy Corporation.
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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequently issued additional guidance that modified ASU 2016-13. ASU 2016-13 and the subsequent modifications are identified as ASC 326.” The standard requires an entity to change its accounting approach in determining impairment of certain financial instruments, including trade receivables, from an “incurred loss” to a “current expected credit loss” model. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years. We adopted this guidance effective January 1, 2020. The adoption of this guidance did not have a material impact on our financial position, results of operations or disclosures. We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected as discussed above. In addition, we estimate expected credit losses based on historical loss information then adjust the estimates based on current, reasonable and supportable forecast economic conditions.
NOTE 3 — Discontinued Operations
Cryobiological Products Divestiture
On October 1, 2020, we closed on the sale of our cryobiological products business, which was formerly within our D&S West segment prior to the realignment of our segment reporting structuring in the fourth quarter of 2020, to Cryoport, Inc. (NASDAQ: CYRX) for net cash proceeds of $317.5, inclusive of the base purchase price of $320.0 less estimated closing adjustments of $2.5 (the “Cryobiological Divestiture”). The strategic decision to divest of our cryobiological products business reflected our strategy and capital allocation approach to focus on our core capabilities and offerings. We recorded a gain on the Cryobiological Divestiture of $224.2, net of taxes of $25.2, for the year ended December 31, 2020. Interest expense of $7.4 and $10.6 was allocated to discontinued operations for the years ended December 31, 2020, and 2019, respectively, based on interest on our term loan due June 2024 that was required to be repaid as a result of the Cryobiological Divestiture.
Summarized Financial Information of Discontinued Operations
The following table represents income from discontinued operations, net of tax:

	Year Ended December 31,
	2020	2019
Sales	$59.9	$83.6
Cost of sales	31.8	44.3
Selling, general and administrative expenses	7.8	10.4
Operating income (1)	20.3	28.9
Interest expense, net	7.4	10.6
Other (income) expense, net	(0.8)	0.1
Income before income taxes	13.7	18.2
Income tax (benefit) expense	(1.3)	3.2
Income from discontinued operations before gain on sale of businesses	15.0	15.0
Gain on sale of business, net of taxes (2)	224.2	—
Income from discontinued operations, net of tax	$239.2	$15.0
_______________
(1)Includes depreciation expense of $0.7 and $1.1 for the years ended December 31, 2020 and 2019, respectively.
(2)Gain on sale of business is net of taxes of $25.2 for the year ended December 31, 2020.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
The following table presents a summary of cash flows related to discontinued operations for the following periods:

	Year Ended December 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$18.3	$16.6
Investing activities	316.7	(0.9)
Net cash provided by discontinued operations	$335.0	$15.7
NOTE 4 — Segment and Geographic Information
Our reportable segments, which are also our operating segments, are as follows: Cryo Tank Solutions, Heat Transfer Systems, Specialty Products and Repair Service & Leasing. Our Cryo Tank Solutions segment, which has principal operations in the United States, Europe and Asia serves most geographic regions around the globe, supplying bulk, microbulk and mobile equipment used in the storage, distribution, vaporization, and application of industrial gases and certain hydrocarbons. Our Heat Transfer Systems segment, with principal operations in the United States and Europe, also serves most geographic regions globally, supplying mission critical engineered equipment and systems used in the separation, liquefaction, and purification of hydrocarbon and industrial gases that span gas-to-liquid applications. Operating globally, our Specialty Products segment supplies products used in specialty end-market applications including hydrogen, LNG, biofuels, CO2 Capture, food and beverage, aerospace, lasers, cannabis and water treatment, among others. Our Repair, Service & Leasing segment provides installation, service, repair, maintenance, and refurbishment of cryogenic products globally in addition to providing equipment leasing solutions.
Corporate includes operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, and risk management. Corporate support functions are not currently allocated to the segments.
We evaluate performance and allocate resources based on operating income as determined in our consolidated statements of income.
Segment Financial Information

	Year Ended December 31, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales	$447.4	$262.7	$432.9	$187.0	$(12.3)	$—	$1,317.7
Depreciation and amortization expense	14.9	37.6	15.1	11.3	—	1.7	80.6
Operating income (loss) (1) (2)	52.9	(12.3)	94.1	23.3	—	(69.5)	88.5

	Year Ended December 31, 2020
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales	$415.8	$369.8	$242.6	$158.3	$(9.4)	$—	$1,177.1
Depreciation and amortization expense	18.5	48.3	4.8	10.9	—	2.0	84.5
Operating income (loss) (1) (2) (3)	52.5	11.2	60.7	30.3	—	(62.5)	92.2

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
_______________
(1)     Restructuring costs for the years ended:
•December 31, 2021 were $3.5 ($0.3 – Cryo Tank Solutions $1.7 – Heat Transfer Systems and $1.5 – Repair, Service & Leasing);
•December 31, 2020 were $13.6 ($2.7 – Cryo Tank Solutions, $7.4 – Heat Transfer Systems, $0.7 – Specialty Products, $0.2 – Repair, Service & Leasing and $2.6 – Corporate); and
•December 31, 2019 were $15.6 ($9.1 – Cryo Tank Solutions, $4.5 – Heat Transfer Systems, $0.3 – Specialty Products, $1.5 – Repair, Service & Leasing and $0.2 – Corporate).
(2)Includes transaction-related costs of $2.5 and $2.6 for the years ended December 31, 2021 and 2020, respectively. These costs were mainly related to our 2021 acquisitions of Earthly Labs Inc. (“Earthly Labs”), AdEdge Holdings, LLC, L.A. Turbine and Cryogenic Gas Technologies, Inc. and our 2020 acquisitions of Sustainable Energy Solutions, Inc., BlueInGreen, LLC and Alabama Trailers. Includes transaction-related costs of $2.8 related to integration activities for previous acquisitions for the year ended December 31, 2021.
(3)Includes $16.0 impairment of our trademarks and trade names indefinite-lived intangible assets related to the AXC business in our Heat Transfer Systems segment for the year ended December 31, 2020.
(4)Includes transaction-related costs of $5.4 for the year ended December 31, 2019, which were mainly related to the AXC acquisition. Includes transaction-related costs of $4.3 related to integration activities for previous acquisitions for the year ended December 31, 2019.
Sales by Geography
Net sales by geographic area are reported by the destination of sales.

	Year Ended December 31, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America (1)	$178.3	$181.1	$193.2	$118.6	$(5.4)	$665.8
Europe, Middle East, Africa and India	155.2	28.6	204.1	36.4	(4.5)	419.8
Asia-Pacific (2)	109.9	51.6	33.9	30.6	(2.3)	223.7
Rest of the World	4.0	1.4	1.7	1.4	(0.1)	8.4
Total	$447.4	$262.7	$432.9	$187.0	$(12.3)	$1,317.7

	Year Ended December 31, 2020
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America (1)	$168.0	$259.4	$98.9	$111.2	$(4.4)	$633.1
Europe, Middle East, Africa and India	165.3	39.3	121.8	38.1	(3.5)	361.0
Asia-Pacific (2)	76.1	69.3	21.4	8.4	(1.4)	173.8
Rest of the World	6.4	1.8	0.5	0.6	(0.1)	9.2
Total	$415.8	$369.8	$242.6	$158.3	$(9.4)	$1,177.1

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
_______________
(1)     Consolidated sales in the United States were $585.9, $576.8 and $638.0 for the twelve month periods ending December 31, 2021, 2020 and 2019, respectively and represent 44.5%, 49.0% and 52.5% of consolidated sales for the same periods, respectively.
(2)    Consolidated sales in China were $136.2, $100.7 and $80.5 for the twelve months ended December 31, 2021, 2020 and 2019, respectively and represent 10.3%, 8.6% and 6.6% of consolidated sales for the same periods, respectively.
No single customer accounted for more than 10% of consolidated sales for any of the periods presented in the tables above.
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

	December 31,
	2021	2020
Cryo Tank Solutions	$407.2	$399.2
Heat Transfer Systems	225.8	247.2
Specialty Products	327.5	178.3
Repair, Service & Leasing	186.2	142.6
Total assets of reportable segments	1,146.7	967.3
Goodwill (1)	994.6	865.9
Identifiable intangible assets, net (1)	556.1	493.1
Corporate	346.4	244.2
Total assets	$3,043.8	$2,570.5
_______________
(1)See Note 9, “Goodwill and Intangible Assets,” for further information related to goodwill and identifiable intangible assets, net.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Geographic Information

	Property, plant and equipment, net as of December 31,
	2021	2020
United States	$234.0	$223.9
Foreign
Italy	60.7	69.9
China	58.8	61.5
Czech Republic	29.9	29.0
Germany	16.5	16.1
India	16.1	14.1
Total Foreign	182.0	190.6
Total	$416.0	$414.5
NOTE 5 — Revenue
Disaggregation of Revenue
The following tables represent a disaggregation of revenue by timing of revenue along with the reportable segment for each category:

	Year Ended December 31, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$407.6	$19.2	$300.5	$119.1	$(10.7)	$835.7
Over time	39.8	243.5	132.4	67.9	(1.6)	482.0
Total	$447.4	$262.7	$432.9	$187.0	$(12.3)	$1,317.7

	Year Ended December 31, 2020
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$378.3	$28.6	$184.6	$110.3	$(4.5)	$697.3
Over time	37.5	341.2	58.0	48.0	(4.9)	479.8
Total	$415.8	$369.8	$242.6	$158.3	$(9.4)	$1,177.1

	Year Ended December 31, 2019
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$385.2	$26.3	$161.2	$117.6	$(5.2)	$685.1
Over time	24.7	415.4	46.7	45.0	(1.4)	530.4
Total	$409.9	$441.7	$207.9	$162.6	$(6.6)	$1,215.5
Refer to Note 4, “Segment and Geographic Information,” for a table of revenue by reportable segment disaggregated by geography.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Contract Balances
The following table represents changes in our contract assets and contract liabilities balances:

	December 31, 2021	December 31, 2020	Year-to-date Change ($)	Year-to-date Change (%)
Contract assets
Accounts receivable, net of allowances	$236.3	$200.8	$35.5	17.7%
Unbilled contract revenue	93.5	79.4	14.1	17.8%

Contract liabilities
Customer advances and billings in excess of contract revenue	$148.5	$118.9	$29.6	24.9%
Long-term deferred revenue	0.4	1.9	(1.5)	(78.9)%
Revenue recognized for the years ended December 31, 2021 and 2020, that was included in the contract liabilities balance at the beginning of each year was $104.3 and $101.2, respectively. The amount of revenue recognized during the year ended December 31, 2021 from performance obligations satisfied or partially satisfied in previous periods as a result of changes in the estimates of variable consideration related to long-term contracts, was not significant. Long-term deferred revenue is included in other long-term liabilities in the consolidated balance sheets for the years ended December 31, 2021 and 2020.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, and excludes unexercised contract options and potential orders. As of December 31, 2021, the estimated revenue expected to be recognized in the future related to remaining performance obligations was $1,190.1. We expect to recognize revenue on 78% of the remaining performance obligations over the next 12 months and 16% of the remaining performance obligations over the next 13 to 24 months, with the remaining balance recognized thereafter.
NOTE 6 — Investments
Equity Method Investments
The following table represents the activity in equity method investments:

Equity Method Investments
Balance at December 31, 2019	$6.5
Equity in loss of unconsolidated affiliates, net (1)	(0.7)
Foreign currency translation adjustments and other	(0.5)
Balance at December 31, 2020	$5.3
New investments (2) (3)	58.7
Reclassification from investments in equity securities to equity method investments (3)	36.8
Equity in earnings of unconsolidated affiliates, net (1) (2) (3)	0.4
Foreign currency translation adjustments and other	(1.6)
Balance at December 31, 2021	$99.6
_______________
(1)Our equity method investments include a 50% ownership interest in a joint venture with Hudson Products de Mexico S.A. de CV which totaled $3.3 and $2.8 at December 31, 2021 and 2020, respectively. This investment is operated and managed by our joint venture partner and as such, we do not have control over the joint venture and therefore is not consolidated. We recognized equity in earnings of this investment of $0.5, $0.3 and $0.2 for the years ended December 31, 2021, 2020 and 2019, respectively. Equity in earnings of this investment is classified in equity in earnings of unconsolidated affiliates, net in the statement of income for the year ended December 31, 2021 and selling, general and administrative expenses in the statements of income for the years ended December 31, 2020 and 2019.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Additionally, we have a 25% ownership interest in Liberty LNG, which totaled $2.4 and $2.1 at December 31, 2021 and 2020, respectively. For the years ended December 31, 2021 and 2020, equity in earnings (loss) of this investment was $0.3 and $(1.0), respectively, and was not significant for the year ended December 31, 2019. Equity in earnings (loss) of this investment is classified in equity in earnings of unconsolidated affiliates, net in the statement of income for the year ended December 31, 2021 and unrealized (gain) loss on investment in equity securities in the statement of income for the year ended December 31, 2020.
We have another immaterial investment in an unconsolidated affiliate of $0.4 for all periods presented.
(2)During the second quarter 2021, we completed an investment in Cryomotive GmbH (“Cryomotive”) in the amount of 6.8 million euros (equivalent to $8.2) for a 24.9% ownership interest. Our equity method investment in Cryomotive was $7.1 at December 31, 2021. Equity in loss of this investment was $0.6 for the year ended December 31, 2021 and is classified in equity in earnings of unconsolidated affiliates, net in the statement of income for the year ended December 31, 2021. Cryomotive is a leading green-tech mobility startup in Germany developing a disruptive clean hydrogen storage and refueling technology platform focused on compressed cold hydrogen and cryogenic high-pressure storage. Cryomotive’s proprietary CcH2 CRYOGAS technology aims to decarbonize long-haul commercial vehicles while keeping the range and fueling times similar to diesel powered vehicles.
(3)During the fourth quarter 2020, we completed an investment in HTEC Hydrogen Technology & Energy Corporation (“HTEC”) in the amount of CAD 20.0 million (equivalent to $15.7) in exchange for 15.6% of HTEC’s common stock on a fully-diluted basis (the “Initial HTEC Investment”). On September 7, 2021 (the “Closing Date”), we completed an additional investment in HTEC in the amount of CAD 63.5 million (equivalent to $50.5), which increased our investment ownership to 25% of HTEC’s common stock on a fully-diluted basis. We recognized a gain of $20.7 upon remeasurement of the Initial HTEC Investment due to an observable price change in an orderly transaction for similar instruments of the same issuer, which was recognized in unrealized (gain) loss on investments in equity securities in the consolidated statement of income for the year ended December 31, 2021. We reclassified the Initial HTEC Investment inclusive of the $20.7 gain and foreign currency translation gains from investments in equity securities to equity method investments during 2021. Our equity method investment in HTEC was $86.4 at December 31, 2021. We recognized equity in earnings of this investment of $0.2 for the year ended December 31, 2021, which is classified in equity in earnings of unconsolidated affiliates, net in the statement of income for the year ended December 31, 2021.
Investments in equity securities
The following table represents the activity in investments in equity securities:

	Investment in Equity Securities, Level 1 (1)	Investment in Equity Securities, Level 2 (1)	Investments in Equity Securities, All Others (2)	Investments in Equity Securities Total
Balance at December 31, 2019	$—	$6.9	$—	$6.9
New investments	35.1	—	15.7	50.8
Increase (decrease) in fair value of investments in equity securities	17.0	(2.9)	—	14.1
Foreign currency translation adjustments and other	1.7	0.1	—	1.8
Balance at December 31, 2020	$53.8	$4.1	$15.7	$73.6
New investments (2) (3)	—	—	45.2	45.2
Reclassification due to acquisition of investee (3)	—	—	(7.6)	(7.6)
Reclassification to equity method investments from investments in equity securities (4)	—	—	(36.8)	(36.8)
(Decrease) increase in fair value of investments in equity securities	(19.7)	2.2	20.7	3.2
Realized gain on investment in equity securities (3)	—	—	2.6	2.6
Foreign currency translation adjustments and other	(2.8)	(0.1)	0.5	(2.4)
Balance at December 31, 2021	$31.3	$6.2	$40.3	$77.8
_______________

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
(1)Investment in equity securities Level 1 includes our investment in McPhy (Euronext Paris: MCPHY – ISIN; FR0011742329). McPhy’s common stock trades on the Euronext Paris stock exchange and therefore we measure our investment in McPhy using Level 1 fair value inputs. The fair value of our investment in McPhy was $31.3 and $53.8 at December 31, 2021 and 2020, respectively. For the years ended December 31, 2021 and 2020, we recognized an unrealized loss of $19.7 and an unrealized gain of $17.0, respectively, in our investment in McPhy.
Investment in equity securities Level 2 includes our investment in Stabilis Energy, Inc. (NasdaqCM: SLNG) (“Stabilis”). Stabilis represents an instrument with quoted prices that trades less frequently than certain of our other exchange-traded instruments and therefore we measure our investment in Stabilis using Level 2 fair value inputs. The fair value of Stabilis was $6.2 and $4.1 at December 31, 2021 and 2020, respectively. For the years ended December 31, 2021, 2020 and 2019 we recognized and an unrealized gain of $2.2 and unrealized losses of $2.9 and $0.1, respectively, in our investment in Stabilis.
(2)During the first quarter 2021, we completed an investment in Transform Materials LLC (“Transform Materials”) in the amount of $25.1, inclusive of legal fees, for approximately 5% of its equity. Transform Materials is a sustainable chemical technology company that uses microwave plasma to convert natural gas into acetylene and hydrogen. Its highly selective, cost-effective, net-carbon-negative process converts the methane in natural gas into high-value products suitable for direct use or downstream reactions.
Also during the first quarter 2021, we completed an investment in Svante Inc. (“Svante”) in the amount of $15.1, inclusive of legal fees, for under 10% of its capital stock on a fully diluted basis. Svante offers companies in emissions-intensive industries a commercially viable way to capture large-scale CO2 emissions from existing infrastructure, either for safe storage or to be recycled for further industrial use in a closed loop.
Our investments in Transform Materials and Svante represent equity instruments without a readily determinable fair value.
(3)During the second quarter 2021, we completed an investment in Earthly Labs in the amount of $5.0 for approximately 15% of its equity. Earthly Labs is a leading provider of small-scale carbon capture systems offering an affordable, small footprint technology platform called “CiCi ®” to capture, recycle, reuse, track and sell CO2. Earthly Labs proprietary approach includes hardware, software and services to address half of all existing carbon dioxide emissions from industrial sources while converting molecules to value. On December 14, 2021 we completed the acquisition of the remaining 85% of the shares of Earthly Labs. On the acquisition date, we recognized a gain of $2.6 from the remeasurement of our initial 15% investment in Earthly Labs, which is classified as realized gain on investment in equity securities in the consolidated statement of income for the year ended December 31, 2021. See Note 13, “Business Combinations” for further information regarding the Earthly Labs acquisition.
(4)We reclassified the Initial HTEC Investment inclusive of a $20.7 gain and foreign currency translation gains from investments in equity securities to equity method investments. Refer to the “Equity Method Investments” section above for further discussion.
Co-Investment Agreement
On the date of Chart’s additional investment in HTEC, described in the “Equity Method Investments” section above, I Squared Capital (“ISQ”), an infrastructure-focused private equity firm, also purchased HTEC common stock at the same purchase price of CAD 24.33 per share (i.e., approximately CAD 153.0 million in the aggregate), representing 35% of HTEC’s common stock. In connection with both Chart and ISQ’s investments in HTEC, Chart and ISQ entered into a Co-Investment Agreement, (the “Co-Investment Agreement”), pursuant to which Chart and ISQ have agreed to the following:
•In the following circumstances, ISQ shall have the right but not the obligation to require Chart to purchase all (and not less than all) of the shares of HTEC common stock acquired as part of ISQ’s investment described above (the “Put Option”):
i.the third anniversary of the Closing Date,
ii.the date Chart undergoes a change of control (subject to certain exceptions),
iii.the date upon which Chart, during the period from the Closing Date through the third anniversary of the Closing Date, has made certain distributions to its shareholders (including cash or other dividends, or via a spin-off transaction), in excess of $900.0,
iv.the date, if any, upon which our leverage ratio exceeds certain thresholds and
v.the date, if any, of a bankruptcy event (including certain insolvency-related actions) involving Chart.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
•In the event that ISQ exercises its Put Option, we shall pay to ISQ an amount in cash in exchange for the HTEC common stock then held by ISQ such that ISQ shall realize the greater of (i) an internal rate of return of 10% and (ii) a multiple on ISQ’s invested capital of 1.65x.
•Conversely, at any time after the third anniversary of the Closing Date, we shall have the right to purchase from ISQ up to 20% of the shares of HTEC common stock acquired as part of the ISQ Investment. In exchange for the common stock, we shall pay ISQ the greater of (i) an internal rate of return of 12.5% and (ii) a multiple on ISQ’s invested capital of 1.65x.
•In addition, we shall have (i) a right of first offer: if ISQ desires to transfer any of its HTEC common stock to any third party, we shall have the right to first offer provided that upon notice, we shall have the option to make a first offer to purchase the offered interest in cash exclusively and (ii) a right of first refusal: if ISQ desires to sell its HTEC common stock to any third party pursuant to a definitive agreement therewith, we shall have the right of first refusal provided that the purchase consideration paid by Chart to ISQ upon our exercise of such right of first refusal must be equal to 102% of the purchase consideration agreed to be paid by such third party.
•The Co-Investment Agreement shall terminate automatically upon the consummation of an initial public offering by HTEC of its common stock.
Accounting Treatment of Put and Call Options
We record the Put and Call Options (together “the Options”) at fair value and record any change in fair value through earnings at each reporting period. The fair value of the Options was not material on the Closing Date or at December 31, 2021.
Clean H2 Infra Fund (f/k/a FiveT Hydrogen Fund)
As previously announced on April 5, 2021, we were admitted as an anchor investor in the Clean H2 Infra Fund (f/k/a the FiveT Hydrogen Fund), which is a private equity fund whose main objective is to support the hydrogen market by investing globally, directly or indirectly, in infrastructure projects or companies active in the hydrogen sector (the “Hydrogen Fund”). On December 15, 2021, we signed a subscription agreement for a 50 million euros investment commitment in the Hydrogen Fund, which consists of 500,000 Class A1 Shares at an initial value of 100 euros per Class A1 Share. In order to be considered an “anchor investor” in the Hydrogen Fund (which qualifies Chart to designate representatives to certain of its advisory committees), without any accommodation by the fund, Chart would have been required to commit to invest 100 million euros. However, the fund manager of the Hydrogen Fund (the “Management Company”) agreed to allow Chart and Baker Hughes to form an investment consortium (the “Consortium”) to aggregate separate 50 million euros investment commitments to create an aggregate commitment of 100 million euros (50 million euros from Chart and 50 million euros from Baker Hughes). The Consortium will be recognized by the Management Company so long as both Chart and Baker Hughes participate in the first closing of the Hydrogen Fund and their respective commitments remain at or above 50 million euros apiece.
The Management Company will establish a Limited Partners Advisory Committee (the “LPAC”) to consult with and help advise the Management Company with respect to certain key decisions governing the fund that the Management Company shall make. The LPAC is expected to be comprised by up to fifteen (15) members, the majority of whom shall be chosen by certain industrial investors and who shall be (i) representatives of the anchor investors and (ii) subject to any remaining available seats, representatives of the non-anchor investors selected by the Management Company.
Class A1 Shares are entitled to the return of any associated paid-up capital contributions (excluding any subscription premium or default interest, if any), the Preferred Return calculated thereon as described below, and their share of the Hydrogen Fund’s capital gain beyond the Preferred Return in accordance with the order of distributions in the by-laws of the Hydrogen Fund (in each case to the extent of available funds). The “Preferred Return” equals an annual interest rate of seven percent (7%) if fifteen percent (15%) of the Hydrogen Fund’s aggregate capital commitments from all investors is invested in strategic investments; provided, however, that such seven percent (7%) interest rate shall be reduced in a linear fashion to six and one-half percent (6.5%) if twenty percent (20%) of the Hydrogen Fund’s aggregate capital commitments from all investors is invested in strategic investments. The Management Company is currently targeting aggregate capital commitments from all investors of at least 1.5 billion euros; provided, however, that the Hydrogen Fund has a hard cap on investments equal to 1.8 billion euros.
The Hydrogen Fund shall determine the net asset value of each class of its shares at the end of each quarter (including the Class A1 Shares that we shall hold), which will be used to record the fair value of our investment.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
The Hydrogen Fund will have a term of twelve (12) years, subject to certain potential extensions. Investors cannot request the redemption of their shares by the Hydrogen Fund at any time prior to the final liquidation of the fund. Capital calls will be made by the Management Company in accordance with investment opportunities and the financing needs of the Hydrogen Fund’s activities. The Management Company shall not issue capital calls for an aggregate amount exceeding thirty percent(30%) of the aggregate capital commitments from all investors in any rolling twelve-month period unless the LPAC has given prior consent.
The Hydrogen Fund’s term will begin on the Hydrogen Fund’s first closing date, which the Management Company expects will be held as soon as practicable but no later than June 30, 2022. The Management Company is required to send capital call requests to investors at least ten (10) business days prior to their deadline for payment.
In the event that, following any capital call made by the Management Company, an investor of the Hydrogen Fund does not timely fund all or any portion of its capital commitment required thereby, such investor will be charged interest thereon equal to the Preferred Return plus one-half percent (0.5%), and shall not be entitled to receive distributions from the Hydrogen Fund until it is no longer delinquent.
NOTE 7 — Inventories
The following table summarizes the components of inventory:

	December 31,
	2021	2020
Raw materials and supplies	$178.8	$124.7
Work in process	64.4	57.8
Finished goods	78.3	65.9
Total inventories, net	$321.5	$248.4
The allowance for excess and obsolete inventory balance at December 31, 2021 and 2020 was $10.9 and $9.7, respectively.
NOTE 8 — Property, Plant and Equipment
The following table summarizes the components of property, plant and equipment:

		December 31,
Classification	Estimated Useful Life	2021	2020
Land and buildings	20-35 years	$355.6	$346.5
Machinery and equipment	3-12 years	236.5	214.4
Computer equipment, furniture and fixtures	3-7 years	38.8	40.8
Right-of-use assets		48.3	44.4
Construction in process		28.7	18.2
Total property, plant and equipment, gross		707.9	664.3
Less: accumulated depreciation		(291.9)	(249.8)
Total property, plant and equipment, net		$416.0	$414.5
Depreciation expense was $41.7, $38.8 and $37.9 for the years ended December 31, 2021, 2020 and 2019, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
NOTE 9 — Goodwill and Intangible Assets
Goodwill
The following table represents the activity in goodwill net of accumulated goodwill impairment loss (“goodwill, net”) and accumulated goodwill impairment loss by segment for 2021:

	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Consolidated
Goodwill, net balance at December 31, 2020	$93.2	$435.2	$172.4	$165.1	$865.9
Goodwill acquired during the period (1) (2)	—	2.9	127.1	10.1	140.1
Foreign currency translation adjustments and other	(8.3)	(4.5)	—	—	(12.8)
Purchase price adjustments (3)	—	—	1.4	—	1.4
Goodwill, net balance at December 31, 2021	$84.9	$433.6	$300.9	$175.2	$994.6

Accumulated goodwill impairment loss at December 31, 2020	$23.5	$49.3	$35.8	$20.4	$129.0
Accumulated goodwill impairment loss at December 31, 2021	$23.5	$49.3	$35.8	$20.4	$129.0
_______________
(1)For further information regarding goodwill acquired and the purchase price adjustments during the period refer to Note 13, “Business Combinations.”
(2)Goodwill acquired during the period for the L.A. Turbine acquisition of $42.1 was allocated to certain reporting units as follows: $29.1 - Specialty Products, $10.1 - Repair, Service & Leasing and $2.9 - Heat Transfer Systems. Goodwill acquired during the period for the Cryogenic Gas Technologies, Inc., AdEdge Holdings, LLC acquisitions and Earthly Labs Inc. was $34.9, $15.9 and $47.2, respectively and is included in the Specialty Products segment.
(3)During the year ended December 31, 2021, we recorded purchase price adjustments that increased goodwill by $1.4 in Specialty Products related to the BlueInGreen, LLC acquisition.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
The following table represents the activity in goodwill net of accumulated goodwill impairment loss (“goodwill, net”) and accumulated goodwill impairment loss by segment for 2020 (1):

	D&S East	D&S West	E&C Cryogenics	E&C FinFans	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Consolidated
Goodwill, net balance at December 31, 2019	$117.0	$118.6	$176.2	$399.6	$—	$—	$—	$—	$811.4
Foreign currency translation adjustments and other	4.5	—	—	1.3	—	—	—	—	5.8
Purchase price adjustments	—	—	—	0.4	—	—	—	—	0.4
Goodwill, net balance at September 30, 2020	121.5	118.6	176.2	401.3	—	—	—	—	817.6
Reallocation, D&S East	(121.5)	—	—	—	43.3	—	64.6	13.6	—
Reallocation, D&S West	—	(118.6)	—	—	43.2	—	63.6	11.8	—
Reallocation, E&C Cryogenics	—	—	(176.2)	—	—	137.0	5.6	33.6	—
Reallocation, E&C FinFans	—	—	—	(401.3)	—	295.6	—	105.7	—
Goodwill, net balance at October 1, 2020	—	—	—	—	86.5	432.6	133.8	164.7	817.6
Foreign currency translation adjustments and other	—	—	—	—	6.7	2.6	(0.2)	0.4	9.5
Goodwill acquired during the period	—	—	—	—	—	—	38.8	—	38.8
Goodwill, net balance at December 31, 2020	$—	$—	$—	$—	$93.2	$435.2	$172.4	$165.1	$865.9

Accumulated goodwill impairment loss at December 31, 2019	$—	$64.4	$40.9	$23.7	$—	$—	$—	$—	$129.0
Accumulated goodwill impairment loss at September 30, 2020	—	64.4	40.9	23.7	—	—	—	—	129.0
Reallocation, D&S West	—	(64.4)	—	—	23.5	—	34.5	6.4	—
Reallocation, E&C Cryogenics	—	—	(40.9)	—	—	31.8	1.3	7.8	—
Reallocation, E&C FinFans	—	—	—	(23.7)	—	17.5	—	6.2	—
Accumulated goodwill impairment loss at December 31, 2020	$—	$—	$—	$—	$23.5	$49.3	$35.8	$20.4	$129.0
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
On September 30, 2020, we allocated a portion of the D&S West reporting unit’s goodwill to the cryobiological products business asset group on a relative fair value basis. Refer to Note 3, “Discontinued Operations,” for further information. We determined the fair value of D&S West reporting unit as of the goodwill reassignment date to assess whether there was an indication of impairment before the reassignment. We performed an interim goodwill impairment Step 1 test, as defined in our

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Note 2, “Significant Accounting Policies” on the D&S West reporting unit prior to the goodwill reassignment and determined that its fair value was substantially in excess of its carrying amount as of September 30, 2020.
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
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill) (1):

		December 31, 2021		December 31, 2020
	Weighted-average Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	13 years	$312.1	$(82.2)	$302.5	$(59.9)
Unpatented technology	13 years	184.6	(30.1)	110.4	(22.3)
Patents and other	5 years	7.9	(2.3)	8.4	(1.8)
Trademarks and trade names	14 years	3.5	(1.8)	3.6	(1.4)
Land use rights	50 years	11.4	(1.6)	11.1	(1.4)
Total finite-lived intangible assets	14 years	$519.5	$(118.0)	$436.0	$(86.8)
Indefinite-lived intangible assets:
Trademarks and trade names (2)		$154.6	$—	$143.9	$—
Total intangible assets		$674.1	$(118.0)	$579.9	$(86.8)
_______________
(1)Amounts include the impact of foreign currency translation. Fully amortized or impaired amounts are written off.
(2)Accumulated indefinite-lived intangible assets impairment loss was $16.0 at both December 31, 2021 and 2020.
Amortization expense for intangible assets subject to amortization was $38.9, $45.7 and $39.8 for the years ended December 31, 2021, 2020 and 2019, respectively. We estimate amortization expense to be recognized during the next five years as follows:

For the Year Ending December 31,
2022	$41.8
2023	41.3
2024	40.0
2025	39.0
2026	38.3
See Note 13, “Business Combinations,” for further information related to intangible assets acquired.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Government Grants
During the fourth quarter 2021, we were selected by the U.S. Department of Energy (“DOE”) for funding of up to $5 million to engineer and build our Cryogenic Carbon CaptureTM (“CCC”) system for a cement plant (“CCC Grants”). During the project’s duration, the DOE shall reimburse us in cash for approved expenses we incur. This project began on February 1, 2022, at which point expenses incurred may be submitted for reimbursement. The agreement will be effective until April 30, 2025.
CCC grants will be recorded as a reduction to work in process inventory as each reimbursement is approved by the DOE.
We received certain government grants related to land use rights for capacity expansion in China (“China Government Grants”). China Government Grants are generally recorded in other current liabilities and other long-term liabilities in the consolidated balance sheets and generally recognized into income over the useful life of the associated assets (10 to 50 years).
China Government Grants are presented in our consolidated balance sheets as follows:

	December 31,
	2021	2020
Current	$0.5	$0.5
Long-term	7.0	7.3
Total China Government Grants	$7.5	$7.8
We also received government grants from certain local jurisdictions within the United States, which are recorded in other assets in the consolidated balance sheets and were not significant for the periods presented.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
NOTE 10 — Debt and Credit Arrangements
Summary of Outstanding Borrowings
The following table represents the components of our borrowings:

	December 31,
	2021	2020
Senior secured revolving credit facilities and term loan:
Senior secured revolving credit facility due October 2026 (1) (2)	$600.8	$—
Term loan due June 2024	—	103.1
Senior secured revolving credit facility due June 2024	—	123.5
Unamortized debt issuance costs	—	(5.0)
Senior secured revolving credit facility and term loan, net of debt issuance costs	600.8	221.6

Convertible notes due November 2024:
Principal amount	258.8	258.8
Unamortized discount (3)	—	(34.8)
Unamortized debt issuance costs	(2.9)	(3.1)
Convertible notes due November 2024, net of unamortized discount and debt issuance costs	255.9	220.9

Total debt, net of unamortized discount and debt issuance costs	856.7	442.5
Less: current maturities (4)	255.9	220.9
Long-term debt	$600.8	$221.6
_______________
(1)As of December 31, 2021, there was $600.8 outstanding under the senior secured revolving credit facility due October 2026 bearing a weighted-average interest rate of 2.1% and $30.0 in letters of credit and bank guarantees outstanding supported by the senior secured revolving credit facility due October 2026. As of December 31, 2021 the senior secured revolving credit facility due October 2026 had availability of $369.2.
(2)A portion of borrowings outstanding under our senior secured revolving credit facilities due October 2026 is denominated in euros (“EUR Revolver Borrowings”). EUR Revolver Borrowings outstanding were 78.0 million euros (equivalent to $88.3) at December 31, 2021.
(3)We derecognized the debt discount associated with the convertible notes due November 2024 upon adoption of ASU 2020-06 on January 1, 2021.
(4)Our convertible notes due November 2024, net of unamortized discount and debt issuance costs, are included in current maturities for both periods presented.
As of December 31, 2021, total scheduled maturities were $859.6. There are no scheduled principal payments for any of our debt instruments until November 2024. The $258.8 principal balance of the convertible notes due November 2024 will mature on November 15, 2024, yet the carrying amount of the convertible notes due November 2024 is treated as current for financial statement reporting purposes. Cash paid for interest during the years ended December 31, 2021, 2020 and 2019 was $11.7, $18.1, and $17.7, respectively.
Senior Secured Revolving Credit Facility
On October 18, 2021 we entered into the Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which provides for a Senior Secured Revolving Credit Facility (the “Amended SSRCF”). The Amended SSRCF matures on October 19, 2026.
•The Amended SSRCF has a borrowing capacity of $1,000.0 and includes a $100.0 sub limit for letters of credit, a $250.0 sub limit for discretionary letters of credit and a $100.0 sub-limit for swingline loans.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
•We may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $500.0 or a lesser amount in integral multiples of $25.0 to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable.
•The Amended SSRCF bears interest at a base rate plus an applicable margin determined on a leveraged-based scale which (before giving effect to the sustainability pricing adjustments described below) ranges from 25 to 125 basis points for base rate loans and 125 to 225 basis points for LIBOR loans.
•The applicable margin described above is subject to further adjustments based on the reductions in the ratio between (i) the total greenhouse gas emissions, measured in metric tons CO2e, of Chart and its subsidiaries during such calendar year and (ii) the aggregate revenue, measured in U.S. Dollars, of Chart and its subsidiaries during such calendar year. These additional pricing adjustments range from an addition of 0.05% to a reduction of 0.025% in the applicable margin described above.
•We are required to pay commitment fees on any unused commitments under the Amended SSRCF which, before giving effect to the sustainability fee adjustments (as described below), is determined on a leverage-based sliding scale ranging from 20 to 35 basis points.
•The commitment fees described above are also subject to sustainability fee adjustments based on the aforementioned ratio. The sustainability fee adjustments range from an addition of 0.01% to a reduction of 0.01%.
•Interest and fees are payable on a quarterly basis (or if earlier, at the end of each interest period for LIBOR loans).
Significant financial covenants for the Amended SSRCF include financial maintenance covenants that, as of the last day of any fiscal quarter ending on and after September 30, 2021, (i) require the ratio of the amount of Chart and its subsidiaries’ consolidated total net indebtedness to consolidated EBITDA to be less than specified maximum ratio levels and (ii) require the ratio of the amount of Chart and its subsidiaries’ consolidated EBITDA to consolidated cash interest expense to be greater than a specified minimum ratio level. The Amended SSRCF includes a number of other customary covenants including, but not limited to, restrictions on our ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations and pay dividends or distributions. At December 31, 2021, we were in compliance with all covenants.
The Amended SSRCF also contains customary events of default. If such an event of default occurs, the lenders thereunder would be entitled to take various actions, including the acceleration of amounts due and all actions permitted to be taken by a secured creditor. The Amended SSRCF is guaranteed by Chart and substantially all of its U.S. subsidiaries, and secured by substantially all of the assets of Chart and its U.S. subsidiaries and 65% of the capital stock of our material non-U.S. subsidiaries (as defined in the Amended Credit Agreement) that are owned by U.S. subsidiaries.
We recorded $3.0 in deferred debt issuance costs, related to the Amended SSRCF and included $5.9 and $0.2 of the unamortized debt issuance costs from the previous senior secured revolving credit facility due June 2024 and associated term loan due June 2024, respectively, which are presented in other assets in the consolidated balance sheet at December 31, 2021 and are being amortized over the five-year term of the Amended SSRCF. At December 31, 2021, unamortized debt issuance costs associated with the Amended SSRCF were $8.7.
In conjunction with the amendment of our credit facilities, we wrote off $0.1 and $3.7 of the unamortized deferred debt issuance costs associated with our previous senior secured revolving credit facility due June 2024 and the term loan due June 2024, respectively. In addition to these amounts, we also immediately expensed $0.3 in new debt issuance costs associated with the Amended Credit Agreement in accordance with applicable accounting guidance. These charges are classified as financing costs amortization in our consolidated statement of income for the year ended December 31, 2021 and summarized in the table below.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
The following table summarizes interest expense and financing costs amortization related to the Amended SSRCF and our previous credit facilities:

	Year Ended December 31,
	2021	2020	2019
Interest expense, senior secured revolving credit facilities due October 2026	$2.5	$—	$—
Interest expense, term loan due June 2024	1.8	4.8	3.1
Interest expense, senior secured revolving credit facilities due June 2024	4.7	2.2	2.2
Total interest expense	$9.0	$7.0	$5.3

Financing costs amortization, senior secured revolving credit facility due October 2026	$0.4	$—	$—
Financing costs amortization, senior secured revolving credit facility and term loan due June 2024, write off of unamortized deferred debt issuance costs	3.8	—	—
Financing costs amortization, new debt issuance costs immediately charged to net income	0.3	—	—
Financing costs amortization, senior secured revolving credit facility and term loan due June 2024	2.9	3.6	2.0
Total financing costs amortization	$7.4	$3.6	$2.0
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
The initial conversion rate for the 2024 Notes is 17.0285 shares of common stock (subject to adjustment as provided for in the Indenture) per $1,000 principal amount of the 2024 Notes, which is equal to an initial conversion price of approximately $58.725 per share, representing a conversion premium of approximately 35% above the closing price of our common stock of $43.50 per share on October 31, 2017. In addition, following certain corporate events that occur prior to the maturity date as described in the Indenture, we will pay a make-whole premium by increasing the conversion rate for a holder who elects to convert its 2024 Notes in connection with such a corporate event in certain circumstances. For purposes of calculating earnings per share, if the average market price of our common stock exceeds the applicable conversion price during the periods reported, shares contingently issuable under the 2024 Notes will have a dilutive effect with respect to our common stock. Since our closing common stock price of $159.49 at the end of the period exceeded the conversion price of $58.725, the if-converted value exceeded the principal amount of the 2024 Notes by approximately $444.0 at December 31, 2021. As described below,

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
we entered into convertible note hedge transactions, which are expected to reduce the potential dilution with respect to our common stock upon conversion of the 2024 Notes.
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
As of January 1, 2022, the 2024 Notes continue to be convertible at the option of the shareholders. This conversion right, which will remain available until March 31, 2022, was triggered since the closing price of our common stock was greater than or equal to $76.3425 (130% of the conversion price of the 2024 Notes) for at least 20 trading days during the last 30 trading days ending on December 31, 2021. Since the holders of the 2024 Notes could potentially convert their 2024 Notes at their option during the three month period subsequent to December 31, 2021, the $258.8 principal amount of the 2024 Notes was classified as a current liability in the consolidated balance sheet at December 31, 2021. We reassess the convertibility of the 2024 Notes and the related balance sheet classification on a quarterly basis. There have been no conversions as of the date of this filing.
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
After the adoption of ASU 2020-06, the 2024 Notes are no longer bifurcated into separate liability and equity components in our December 31, 2021 consolidated balance sheet. The $258.8 principal amount of the 2024 Notes was classified as a liability only in our December 31, 2021 consolidated balance sheet. Upon adoption of ASU 2020-06 and transition, we recorded an adjustment to the convertible notes liability component, equity component (additional paid-in-capital) and retained earnings. This adjustment was calculated based on the carrying amount of the convertible notes as if it had always been treated as a liability only.
Prior to the adoption of ASU 2020-06, we recorded $5.3 in deferred debt issuance costs associated with the 2024 Notes, which was being amortized over the term of the 2024 Notes using the effective interest method. We also recorded $1.5 in equity issuance costs, which was recorded as a reduction to additional paid-in capital in the consolidated balance sheets. After the adoption of ASU 2020-06, we recorded an adjustment to the debt issuance costs contra liability and equity (additional paid-in-capital) components as if debt issuance costs had always been treated as a contra liability only. We amortize the adjusted unamortized debt issuance costs balance over the term of the 2024 Notes using the effective interest method. Furthermore, interest expense related to the accretion of our convertible notes due November 2024 is no longer recognized.
Refer to Note 2 “Significant Accounting Policies” for further discussion regarding the cumulative effect of the changes to our consolidated balance sheet as of January 1, 2021 from the adoption of ASU 2020-06.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
The following table summarizes interest accretion of the 2024 Notes discount, 1.0% contractual interest coupon and financing costs amortization associated with the 2024 Notes:

	Year Ended December 31,
	2021	2020	2019
2024 Notes, interest accretion of convertible notes discount	$—	$8.0	$7.6
2024 Notes, 1.0% contractual interest coupon	2.6	2.6	2.6
2024 Notes, total interest expense	$2.6	$10.6	$10.2

2024 Notes, financing costs amortization	$0.9	$0.7	$0.7
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
Foreign Facilities
In various markets where we do business, we have local credit facilities to meet local working capital demands, fund letters of credit and bank guarantees, and support other short-term cash requirements. The facilities generally have variable interest rates and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. As of December 31, 2021 and 2020 there were no borrowings outstanding under these facilities. As of December 31, 2021 and 2020, we had additional capacity of U.S. dollar equivalent $82.4 and $77.4, respectively. Chart had foreign letters of credit and bank guarantees totaling U.S. dollar equivalent $31.2 and $47.7 as of December 31, 2021 and 2020, respectively.
Letters of Credit
L.A. Turbine, a wholly-owned subsidiary of the Company, had $0.2 in deposits in a bank outside the Amended SSRCF to secure letters of credit at December 31, 2021. Chart Energy & Chemicals, Inc., a wholly-owned subsidiary of the Company, had $1.0 in deposits in a bank outside of our previous credit facilities to secure letters of credit at December 31, 2020. The deposits are treated as restricted cash and restricted cash equivalents in the consolidated balance sheets ($0.2 and $1.0 in other current assets at December 31, 2021 and 2020, respectively).
Fair Value Disclosures
The fair value of the 2024 Notes was approximately 276% and 210% of their par value as of December 31, 2021 and 2020, respectively. The 2024 Notes are actively quoted instruments and, accordingly, the fair value of the 2024 Notes was determined using Level 1 inputs.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
NOTE 11 — Financial Instruments and Derivative Financial Instruments
Concentrations of Credit Risks: We sell our products primarily to gas producers, distributors, and end-users across energy, industrial, power, HVAC and refining applications in countries throughout the world. Approximately 56%, 51%, and 48% of sales were to customers in foreign countries in 2021, 2020 and 2019, respectively.
In 2021, 2020 and 2019, no single customer accounted for more than 10% of consolidated sales. Sales to our top ten customers accounted for 39%, 42% and 34% of consolidated sales in 2021, 2020 and 2019, respectively. Our sales to particular customers fluctuate from period to period, but our large industrial gas producer and distributor customers tend to be a consistently substantial source of revenue for us.
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
The changes in fair value with respect to our foreign currency forward contracts generated a net gain of $1.1 for the year ended December 31, 2021, a net gain of $1.3 for the year ended December 31, 2020 and a net gain of $0.7 for the year ended December 31, 2019. Changes in the fair value of our foreign currency forward contracts are recorded in the consolidated statements of income as foreign currency gains or losses.
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
The following table represents changes in our consolidated warranty reserve:

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$11.9	$11.5	$8.7
Issued – warranty expense	5.0	6.6	7.4
Warranty usage	(6.4)	(6.2)	(4.6)
Ending balance	$10.5	$11.9	$11.5
NOTE 13 — Business Combinations
Earthly Labs Inc. Acquisition
As discussed in Note 6, “Investments”, we previously held a 15% equity investment in Earthly Labs. On December 14, 2021, we acquired the remaining 85% of Earthly Labs for approximately $63.1 (subject to certain customary adjustments) or $59.6 net of $3.5 cash acquired, of which approximately 63% was paid in cash ($39.7) and 37% was paid in shares of common stock of Chart, par value $0.01 to certain sellers of Earthly Labs who are accredited investors (0.14 shares or $23.4). Such shares of common stock of Chart were valued for this purpose by using a 5-day volume-weighted average price per share of $169.42. In connection with the Earthly Labs acquisition, Chart shall pay to the sellers a royalty on sales of a carbon capture unit for residential use launched for sale to the public by Chart, which has not yet been developed. Refer to the “Contingent Consideration” section below for further discussion. Earthly Labs is a leading provider of small-scale carbon capture systems offering an affordable, small footprint technology platform called “CiCi ®” to capture, recycle, reuse, track and sell CO2. Earthly Labs proprietary approach includes hardware, software and services to address half of all existing carbon dioxide emissions from industrial sources while converting molecules to value. The preliminary estimated fair value of the total net assets acquired include goodwill, identifiable intangible assets and other net liabilities at the date of acquisition in the amounts of $47.2, $27.0 and $11.1, respectively. Intangible assets consists of unpatented technology, trade names, customer relationships and backlog.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
AdEdge Holdings, LLC Acquisition
On August 27, 2021, we acquired 100% of the equity interests of AdEdge Holdings, LLC (“AdEdge”) for approximately $37.5 in cash (subject to certain customary adjustments), net of $1.4 of cash acquired. AdEdge is a water treatment technology and solution provider specializing in the design, development, fabrication and supply of water treatment solutions, specialty medias, legacy and innovative technologies that remove a wide range of contaminants from water. The preliminary estimated fair value of the total net assets acquired include goodwill, identifiable intangible assets and other net assets at the date of acquisition in the amounts of $15.9, $18.2 and $4.8, respectively.
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
_______________
(1)Other identifiable intangible assets is included in “Patents and other” in Note 9, “Goodwill and Intangible Assets.”
Cryogenic Gas Technologies, Inc. Acquisition
On February 16, 2021, we acquired 100% of the equity interests of Cryogenic Gas Technologies, Inc. (“Cryo Technologies”) for approximately $55.0 in cash (subject to certain customary adjustments), net of $0.6 cash acquired. Cryo Technologies is a global leader in custom engineered process systems to separate, purify, refrigerate, liquefy and distribute high value industrial gases such as hydrogen, helium, argon and hydrocarbons with design capabilities for cold boxes for hydrogen and helium use. The distribution systems Cryo Technologies supplies are located within the helium and hydrogen liquefaction facilities and are inclusive of trailer loading systems, which facilitates the first step in product distribution. The estimated fair value of the total net assets acquired include goodwill, identifiable intangible assets and other net assets at the date of acquisition in the amounts of $34.9, $19.5 and $1.2, respectively. The purchase price allocation reported at March 31, 2021 was preliminary and was based on provisional fair values. During the remainder of 2021 we received and analyzed new information about certain intangible assets and subsequently increased their fair value by $17.6. Intangible assets consists of customer relationships, unpatented technology, trademarks and trade names, backlog and non-competition agreements.
Sustainable Energy Solutions, Inc. Acquisition
On December 23, 2020, we completed the acquisition of Sustainable Energy Solutions, Inc. (“SES”). SES’s Cryogenic Carbon Capture™ (CCC) technology eliminates most emissions from fossil fuels while enabling better use of intermittent renewables through grid-scale energy storage. The stock purchase was completed for a closing purchase price of $20.0 in cash at closing, subject to a post-closing working capital adjustment, plus a potential earn-out not to exceed $25.0. The estimated fair value of the net assets acquired and goodwill at the date of acquisition was $13.4 and $24.0, respectively. Net assets includes $17.3 in intangible assets, which consists of unpatented technology, trade names and non-compete contracts. There were no changes to the fair value of intangible assets of SES during 2021.
BlueInGreen, LLC Acquisition
On November 3, 2020, we completed the acquisition of BlueInGreen, LLC (“BIG”), a leading dissolved-gas expert providing custom-engineered solutions for water treatment and industrial process applications that delivers tangible economic, social and environmental value. The stock purchase was completed for a purchase price of $20.3 in cash at closing (subject to customary adjustments), plus a potential earn-out not to exceed $6.0. The estimated fair value of the net assets acquired and goodwill at the date of acquisition was $7.7 and $16.0, respectively. The purchase price allocation reported at December 31, 2020 was preliminary and was based on provisional fair values. During 2021, we received and analyzed new information about certain intangible assets and subsequently decreased their estimated fair value by $1.4. Net assets includes $6.2 in intangible assets, which consists of non-compete contracts, unpatented technology, trademarks and trade names, certifications and licenses and customer relationships.

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
The purchase price allocations of Earthly Labs, AdEdge and LAT are preliminary and are based on provisional fair values and subject to revision as we finalize third-party valuations and other analyses. Final determination of the fair values may result in further adjustments to the value of net assets acquired.
Contingent Consideration
The estimated fair value of contingent consideration was $16.9 for SES and $3.2 for BIG at the date of acquisitions and was valued according to a discounted cash flow approach, which included assumptions regarding the probability of achieving certain targets and a discount rate applied to the potential payments. Potential payments are measured between the period commencing January 1, 2022 and ending on December 31, 2028 based on the attainment of certain earnings targets. The potential payments related to both SES and BIG contingent consideration on a combined basis is between $0.0 and $31.0. For the year ended December 31, 2021, the estimated fair value of contingent consideration related to SES increased by $2.2 while the estimated fair value of contingent consideration related to BIG decreased by $1.1.
In connection with the Earthly Labs acquisition, Chart shall pay to the sellers a royalty on sales of a carbon capture unit for residential use launched for sale to the public by Chart in an amount equal to 4% of such sales. Potential royalty payments shall be paid to the sellers during the three year period following Chart’s launch of this product. This product has not yet been developed and as such, the fair value of the contingent consideration liability that arises from this arrangement was insignificant as of December 31, 2021.
Valuations are performed using Level 3 inputs as defined in Note 2, “Significant Accounting Policies” and are evaluated on a quarterly basis based on forecasted sales and earnings targets. Contingent consideration liabilities are classified as other current liabilities and other long-term liabilities in the consolidated balance sheets. Changes in the fair value of contingent consideration liabilities, including accretion, are recorded as selling, general and administrative expenses in the consolidated statements of income and comprehensive income. No cash consideration was transferred for contingent consideration as of the acquisition dates and as such, the arrangements represent a noncash investing activity in the statement of cash flows for the years ended December 31, 2021 and 2020.
The following table represents the changes to our contingent consideration liabilities:

	SES	BIG	Total
Balance at December 31, 2020 (1)	$16.9	$3.2	$20.1
Increase (decrease) in fair value of contingent consideration liabilities	2.2	(1.1)	1.1
Balance at December 31, 2021	$19.1	$2.1	$21.2
_______________
(1)For the year ended December 31, 2020, the fair value of contingent consideration liabilities was unchanged.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
NOTE 14 — Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive (Loss) Income
The components of accumulated other comprehensive (loss) income are as follows:

	December 31, 2021
	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income (loss)
Beginning Balance	$13.8	$(11.4)	$2.4
Other comprehensive (loss) income	(29.0)	3.9	(25.1)
Amounts reclassified from accumulated other comprehensive (loss) income, net of income taxes	—	1.0	1.0
Net current-period other comprehensive (loss) income, net of taxes	(29.0)	4.9	(24.1)
Ending Balance	$(15.2)	$(6.5)	$(21.7)

	December 31, 2020
	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income (loss)
Beginning Balance	$(25.0)	$(10.9)	$(35.9)
Other comprehensive income (loss)	38.8	(1.7)	37.1
Amounts reclassified from accumulated other comprehensive (loss) income, net of income taxes	—	1.2	1.2
Net current-period other comprehensive income (loss), net of taxes	38.8	(0.5)	38.3
Ending Balance	$13.8	$(11.4)	$2.4

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
NOTE 15 — Earnings Per Share
The following table presents calculations of net income per share of common stock:

	Year Ended December 31,
	2021	2020	2019
Net income attributable to Chart Industries, Inc.
Income from continuing operations	$59.1	$68.9	$31.4
Income from discontinued operations, net of tax	—	239.2	15.0
Net income attributable to Chart Industries, Inc.	$59.1	$308.1	$46.4
Earnings per common share – basic:
Income from continuing operations	$1.66	$1.95	$0.93
Income from discontinued operations	—	6.76	0.44
Net income attributable to Chart Industries, Inc.	$1.66	$8.71	$1.37

Earnings per common share – diluted:
Income from continuing operations	$1.44	$1.89	$0.89
Income from discontinued operations	—	6.56	0.43
Net income attributable to Chart Industries, Inc.	$1.44	$8.45	$1.32

Weighted average number of common shares outstanding – basic	35.61	35.38	33.91
Incremental shares issuable upon assumed conversion and exercise of share-based awards	0.34	0.26	0.42
Incremental shares issuable due to dilutive effect of the convertible notes	2.76	0.53	0.82
Incremental shares issuable due to dilutive effect of warrants	2.40	0.28	0.02
Weighted average number of common shares outstanding – diluted	41.11	36.45	35.17
Diluted earnings per share does not consider the following potential common shares as the effect would be anti-dilutive:

	Year Ended December 31,
	2021	2020	2019
Share-based awards	0.03	0.27	0.15
Convertible note hedge and capped call transactions (1)	2.76	0.53	0.82
Warrants	—	—	—
Total anti-dilutive securities	2.79	0.80	0.97
_______________
(1)The convertible note hedge offsets any dilution upon actual conversion of the 2024 Notes up to a common stock price of $71.775 per share. For further information, refer to Note 10, “Debt and Credit Arrangements.”
NOTE 16 — Income Taxes
Income from Continuing Operations Before Income Taxes
Income from continuing operations before income taxes consists of the following:

	Year Ended December 31,
	2021	2020	2019
United States	$25.9	$48.0	$24.4
Foreign	48.2	37.2	10.2
Income from continuing operations before income taxes	$74.1	$85.2	$34.6

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Provision
Significant components of income tax expense (benefit), net are as follows:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$1.7	$(0.2)	$4.9
State and local	3.2	1.9	2.7
Foreign	16.5	12.2	11.4
Total current	21.4	13.9	19.0
Deferred:
Federal	(5.8)	7.5	(2.0)
State and local	1.1	(2.9)	(5.5)
Foreign	(3.2)	(3.6)	(8.7)
Total deferred	(7.9)	1.0	(16.2)
Total income tax expense (benefit), net	$13.5	$14.9	$2.8
Effective Tax Rate Reconciliation
The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year Ended December 31,
	2021	2020	2019
Income tax expense at U.S. statutory rate	$15.6	$17.9	$7.3
State income taxes, net of federal tax benefit	3.6	(0.9)	(2.3)
Foreign income, net of credit on foreign taxes	2.1	—	(1.3)
Effective tax rate differential of earnings outside of U.S.	1.8	2.4	—
Change in valuation allowance	(5.9)	(4.2)	1.0
Research & experimentation credits	(0.9)	(1.0)	(0.9)
Foreign derived intangible income	(0.8)	(0.2)	(1.2)
Net non-deductible items	1.6	1.2	2.3
Change in uncertain tax positions	(0.2)	(0.6)	—
Share-based compensation	(2.2)	(1.7)	(2.8)
Tax effect of 2017 tax reform federal rate change	—	(0.2)	—
Other items	(1.2)	2.2	0.7
Income tax expense	$13.5	$14.9	$2.8

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Deferred Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Accruals and reserves	$16.8	$15.7
Pensions	0.5	2.6
Inventory	42.3	3.5
Share-based compensation	4.5	4.4
Tax credit carryforwards	17.6	10.6
Foreign net operating loss carryforwards	16.3	22.4
State net operating loss carryforwards	2.3	1.9
Convertible notes	6.3	0.7
Operating leases	7.5	8.1
Other – net	11.1	7.4
Total deferred tax assets before valuation allowances	125.2	77.3
Valuation allowances	(21.6)	(33.9)
Total deferred tax assets, net of valuation allowances	$103.6	$43.4
Deferred tax liabilities:
Property, plant and equipment	$37.9	$27.8
Goodwill and intangible assets	82.2	69.1
Other – net	(0.1)	5.2
Investments	3.8	—
Deferred revenue	37.9	—
Total deferred tax liabilities	$161.7	$102.1
Net deferred tax liabilities	$58.1	$58.7
The net deferred tax liability is classified as follows:
Other assets	$(1.7)	$(1.5)
Long-term deferred tax liabilities	59.8	60.2
Net deferred tax liabilities	$58.1	$58.7
As of December 31, 2021, we have $133.5 of state and foreign net operating losses, of which approximately $24.6 expire between 2022 and 2030.
We routinely review valuation allowances recorded against deferred tax assets on a more likely than not basis as to whether we have the ability to realize the deferred tax assets. As of December 31, 2021, we have valuation allowances totaling $21.6 consisting primarily of $16.6 associated with our operations in China.
Other Tax Information
We previously considered the earnings in our non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. We have analyzed our global working capital and cash requirements as of December 31, 2021 and have determined that we do not plan to repatriate any earnings at this time.
Cash paid for income taxes during the years ended December 31, 2021, 2020 and 2019 was $57.2, $12.5, and $16.8, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Unrecognized Income Tax Benefits
The reconciliation of beginning to ending unrecognized tax benefits is as follows:

	Year Ended December 31,
	2021	2020	2019
Unrecognized tax benefits at beginning of the year	$1.9	$2.4	$2.3
Additions (reductions) for tax positions taken during the prior period	0.4	(0.6)	(0.1)
Additions for tax positions taken during the current period	—	0.2	0.2
Reductions relating to settlements with taxing authorities	—	(0.1)	—
Lapse of statutes of limitation	(0.6)	—	—
Unrecognized tax benefits at end of the year	$1.7	$1.9	$2.4
Included in the balance of unrecognized tax benefits at December 31, 2021 and 2020 was $1.2 and $1.3, respectively of income tax (benefit)/expenses, which, if ultimately recognized, would impact our annual effective tax rate.
We accrued approximately $0.3 of interest and penalties at both December 31, 2021 and 2020. Due to the expiration of various statutes of limitation, it is reasonably possible our unrecognized tax benefits at December 31, 2021 may decrease within the next twelve months by $0.1. We are subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years prior to 2017.
NOTE 17 — Employee Benefit Plans
Defined Benefit Plan
We have a defined benefit pension plan which is frozen, that covers certain U.S. hourly and salary employees (the “Chart Plan”). The defined benefit plan provides benefits based primarily on the participants’ years of service and compensation. The Retirement Plan for Union Employees of Smithco Engineering Inc. (the “Hudson Plan”) merged into the Chart Plan as of February 28, 2021 (the “Hudson Plan merger”).
The components of net periodic pension (income) expense are as follows:

	Year Ended December 31,
	2021	2020	2019
Interest cost	$1.7	$1.8	$2.2
Expected return on plan assets	(3.8)	(3.3)	(2.9)
Amortization of net loss	1.0	1.2	1.3
Total net periodic pension (income) expense	$(1.1)	$(0.3)	$0.6

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
The changes in the projected benefit obligation and plan assets, the funded status of the plans and the amounts recognized in the consolidated balance sheets are as follows:

	December 31,
	2021	2020
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$62.5	$58.5
Interest cost	1.7	1.8
Assumption changes	(1.9)	5.2
Acquisition of Hudson Plan (1)	3.1	—
Benefits paid	(2.8)	(2.7)
Actuarial losses (gains)	0.9	(0.3)
Projected benefit obligation at year end	63.5	62.5
Change in plan assets:
Fair value of plan assets at beginning of year	53.9	49.1
Actual return	8.3	6.4
Acquisition of Hudson Plan (1)	2.4	—
Employer contributions	0.1	1.1
Benefits paid	(2.8)	(2.7)
Fair value of plan assets at year end	61.9	53.9
Funded status (Accrued pension liabilities)	$(1.6)	$(8.6)

Unrecognized actuarial loss recognized in accumulated other comprehensive income (loss)	$8.0	$14.9
_______________
(1)The 2021 changes in the projected benefit obligation and plan assets reflect the effect of the Hudson Plan merger. The Hudson Plan accrued pension liability as of December 31, 2020 is not included in the table above. At December 31, 2020, the projected benefit obligation of the Hudson Plan was $2.9 while the fair value of plan assets was $2.0. Consequently, at December 31, 2020, a liability of $1.0, was included in accrued pension liabilities on the consolidated balance sheets for the underfunded status of the Hudson Plan. Pension expense relative to the Hudson Plan in 2020 was not significant.
The estimated net periodic pension income for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss over the next fiscal year is $2.1.
The actuarial assumptions used in determining pension plan information are as follows:

	December 31,
	2021	2020	2019
Assumptions used to determine benefit obligation at year end:
Discount rate	2.7%	2.4%	3.2%
Assumptions used to determine net periodic benefit cost:
Discount rate	2.4%	3.2%	4.2%
Expected long-term weighted-average rate of return on plan assets	7.0%	7.0%	7.0%
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
The target allocations by asset category and fair values of the plan assets by asset class at December 31 are as follows:

	Target Allocations by Asset Category	Fair Value
		Total		Level 2		Level 3
Plan Assets:		2021	2020	2021	2020	2021	2020
Equity funds	68%	$43.9	$38.9	$43.9	$38.9	$—	$—
Fixed income funds	26%	16.0	13.2	16.0	13.2	—	—
Other investments	6%	2.0	1.8	—	—	2.0	1.8
Total		$61.9	$53.9	$59.9	$52.1	$2.0	$1.8
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
The following table represents changes in the fair value of plan assets categorized as Level 3 from the preceding table:

Balance at December 31, 2019	$0.3
Purchases, sales and settlements, net	(3.0)
Transfers, net	4.5
Balance at December 31, 2020	1.8
Purchases, sales and settlements, net	(3.0)
Transfers, net	3.2
Balance at December 31, 2021	$2.0
Our funding policy is to contribute at least the minimum funding amounts required by law. Based upon current actuarial estimates, we do not expect to contribute to our defined benefit pension plan until 2025. The following benefit payments are expected to be paid by the plan in each of the next five years and in the aggregate for the subsequent five years:

2022	$3.3
2023	3.4
2024	3.5
2025	3.5
2026	3.6
In aggregate during five years thereafter	17.9
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
We have assessed and determined that the multi-employer plan to which we contribute is not significant to our financial statements. We do not expect to incur a withdrawal liability or expect to significantly increase our contribution over the remainder of the current contract period, which ends in February 2023. We made contributions to the bargaining unit supported multi-employer pension plan resulting in expense of $0.5 for the years ended December 31, 2021, 2020 and 2019.
Defined Contribution Savings Plan
We have a defined contribution savings plan that covers most of our U.S. employees. Company contributions to the plan are based on employee contributions, and include a Company match and discretionary contributions. Expenses under the plan totaled $5.7, $4.9, and $8.7 for the years ended December 31, 2021, 2020 and 2019, respectively.
Voluntary Deferred Income Plan
We provide additional retirement plan benefits to certain members of management under the Amended and Restated Chart Industries, Inc. Voluntary Deferred Income Plan. This is an unfunded plan. We recorded $0.1, $0.3, and $0.3 of expense associated with this plan for the years ended December 31, 2021, 2020 and 2019, respectively.
NOTE 18 — Share-based Compensation
Under the 2017 Omnibus Equity Plan (the “2017 Omnibus Equity Plan”) officers and employees (including our principal executive officer, principal financial officer and other “named executive officers”) are eligible to be granted stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance shares and common shares. The maximum number of shares available for issuance is 1.70, which may be treasury shares or unissued shares. As of December 31, 2021, 0.24 stock options, 0.11 shares of restricted stock and RSUs, and 0.09 performance units were outstanding under the 2017 Omnibus Equity Plan.
Under the Amended and Restated 2009 Omnibus Equity Plan (“2009 Omnibus Equity Plan”) which was originally approved by our shareholders in May 2009 and re-approved by shareholders in May 2012 as amended and restated, we could grant stock options, SARs, RSUs, restricted stock, performance shares, leveraged restricted shares, and common shares to employees and directors. The maximum number of shares available for issuance is 3.35, which could be treasury shares or unissued shares. As of December 31, 2021, 0.05 stock options were outstanding under the 2009 Omnibus Equity Plan.
We recognized share-based compensation expense of $11.2, $8.6, and $8.8 for the years ended December 31, 2021, 2020 and 2019, respectively. This expense is included in selling, general and administrative expenses in the consolidated statements of income. The tax benefit related to share-based compensation, which was recorded in net income in the consolidated statement of income during the years ended December 31, 2021, 2020 and 2019 was $2.2, $1.6 and $2.7 respectively, which was recorded in net income in the consolidated statements of income. As of December 31, 2021, total share-based compensation expense of $9.9 is expected to be recognized over the remaining weighted-average period of approximately 1.9 years.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Stock Options
We use a Black-Scholes option pricing model to estimate the fair value of stock options. The expected volatility is based on historical information. The risk-free rate is based on the U.S. Treasury yield in effect at the time of the grant. Weighted-average grant-date fair values of stock options and the assumptions used in estimating the fair values are as follows:

	Year Ended December 31,
	2021	2020	2019
Weighted-average grant-date fair value per share	$52.19	$28.53	$30.66
Expected term (years)	4.7	4.8	5.0
Risk-free interest rate	0.33%	1.66%	2.24%
Expected volatility	53.10%	46.60%	50.94%
Stock options generally have a four-year graded vesting period, an exercise price equal to the fair market value of a share of common stock on the date of grant, and a contractual term of 10 years. The following table summarizes our stock option activity from continuing operations:

	December 31, 2021
	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value	Weighted- average Remaining Contractual Term
Outstanding at beginning of year	0.36	$57.95
Granted	0.06	118.41
Exercised	(0.13)	55.39
Forfeited / Cancelled	(0.01)	69.10
Outstanding at end of year	0.28	$71.38	$25.1	6.7 years
Vested and expected to vest at end of year	0.28	$70.55	$12.5	6.6 years
Exercisable at end of year	0.12	$54.20	$24.5	5.1 years
As of December 31, 2021, total unrecognized compensation cost related to stock options expected to be recognized over the weighted-average period of approximately 2.4 years is $2.6.
The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $10.3, $13.2, and $13.1, respectively. The total fair value of stock options vested during the years ended December 31, 2021, 2020 and 2019 was $2.6, $3.5, and $3.1, respectively.
Restricted Stock and RSUs
Restricted stock and RSUs generally vest ratably over a three-year period and are valued based on our market price on the date of grant. The following table summarizes our unvested restricted stock and RSUs activity from continuing operations:

	December 31, 2021
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at beginning of year	0.19	$60.28
Granted	0.06	124.32
Forfeited	(0.01)	89.70
Vested	(0.13)	61.62
Unvested at end of year	0.11	$87.74
As of December 31, 2021, total unrecognized compensation cost related to unvested restricted stock and RSUs expected to be recognized over the weighted-average period of approximately 1.7 years is $4.3.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
The weighted-average grant-date fair value of restricted stock and RSUs granted during the years ended December 31, 2021, 2020, and 2019 was $124.32, $63.32, and $67.64, respectively. The total fair value of restricted stock and RSUs that vested during the years ended December 31, 2021, 2020, and 2019 was $17.4, $6.8, and $7.7, respectively.
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

	December 31, 2021
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at beginning of year	0.07	$66.76
Granted	0.03	118.41
Vested	(0.01)	51.68
Forfeited	—	118.41
Unvested at end of year	0.09	$84.44
As of December 31, 2021, total unrecognized compensation cost related to performance units expected to be recognized over a weighted-average period of approximately 1.7 years is $3.0.
The weighted-average grant-date fair value of performance units granted during the years ended December 31, 2021, 2020, and 2019 was $118.41, $67.50, and $69.53, respectively. The total fair value of performance units that vested during the years ended December 31, 2021, 2020, and 2019 was $0.9, $0.3, and $1.1, respectively.
Directors’ Stock Grants
In 2021, 2020 and 2019, we granted the non-employee directors stock awards covering 0.01 shares of common stock for each of those years, which had fair values of $0.6, $1.3, and $0.6, respectively. These stock awards were fully vested on the grant date. Likewise, the fair values were recognized immediately on the grant date.
NOTE 19 — Leases
Lessee Accounting
As of December 31, 2021 and 2020, operating ROU assets and lease liabilities were $27.3 and $27.2 ($5.8 of which was current), and $29.0 and $28.7 ($5.1 of which was current), respectively. The weighted-average remaining term for lease contracts was 5.1 years at December 31, 2021, with maturity dates ranging from September 2022 to February 2029. The weighted-average discount rate was 2.1% at December 31, 2021. ROU assets are classified as property, plant and equipment, net in the consolidated balance sheets.
We incurred $12.1, $11.1, and $10.2 of rental expense under operating leases for the years ended December 31, 2021, 2020 and 2019, respectively. Certain operating leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight-line basis over the minimum lease term. Adjustments for straight-line rental expense for the respective periods was not material and as such, the majority of expense recognized was reflected in cash used in operating activities for the respective periods. This expense consisted primarily of payments for base rent on building and equipment leases. Payments related to short-term lease costs and taxes and variable service charges on leased properties were immaterial. In addition, we have the right, but no obligation, to renew certain leases for various renewal terms.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
The following table summarizes future minimum lease payments for non-cancelable operating leases as of December 31, 2021:

2022	$7.4
2023	6.7
2024	6.1
2025	5.0
2026	3.0
Thereafter (1)	1.9
Total future minimum lease payments	$30.1
_______________
(1)As of December 31, 2021, future minimum lease payments for non-cancelable operating leases for periods subsequent to 2026 relate to four leased facilities.
Lessor Accounting
We lease equipment manufactured by Chart primarily through our Cryo-Lease program as sales-type and operating leases. As of December 31, 2021 and 2020, our short-term net investment in sales-type leases was $9.3 and $0.2, respectively and is included in other current assets in our consolidated balance sheets. Our long-term net investment in sales-type leases was $31.9 and $0.5 as of December 31, 2021 and 2020, respectively, and is included in other assets in our consolidated balance sheets. For sales-type leases, interest income was $0.9 and $0.1 in the consolidated statements of income for the years ended December 31, 2021 and 2020, respectively.
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
The following table represents sales from sales-type and operating leases:

	December 31,
	2021	2020
Sales-type leases	$46.5	$0.4
Operating leases	2.4	1.2
Total sales from leases	$48.9	$1.6
The following table represents scheduled payments for sales-type leases:

December 31, 2021
2022	$9.7
2023	9.7
2024	9.7
2025	9.7
2026	6.4
Thereafter	2.3
Total	47.5
Less: unearned income	6.3
Total	$41.2

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
The following table represents the cost of equipment leased to others:

	December 31,
	2021	2020
Equipment leased to others, cost	$13.6	$5.1
Less: accumulated depreciation	2.1	1.4
Equipment leased to others, net	$11.5	$3.7
The following table represents payments due for operating leases:

December 31,
2021
2022	$0.6
2023	0.1
2024	0.1
2025	0.1
2026	0.1
Thereafter	0.1
Total	$1.1
NOTE 20 — Commitments and Contingencies
Environmental
We are subject to federal, state, local, and foreign environmental laws and regulations concerning, among other matters, waste water effluents, air emissions, and handling and disposal of hazardous materials, such as cleaning fluids. We are involved with environmental compliance, investigation, monitoring, and remediation activities at certain of our owned and formerly owned manufacturing facilities and at one owned facility that is leased to a third party, and, except for these continuing remediation efforts, believe we are currently in substantial compliance with all known environmental regulations. At December 31, 2021 and 2020, we had undiscounted accrued environmental reserves of $0.2 and $0.3, respectively.
Legal Proceedings
In connection with our divestiture of our Cryobiological business, Chart retained certain potential liabilities, including claims in connection with our following litigation. During the second quarter of 2018, Chart was named in lawsuits (including lawsuits filed in the U.S. District Court for the Northern District of California) filed against Chart and other defendants with respect to the alleged failure of a stainless steel cryobiological storage tank (model MVE 808AF-GB) at the Pacific Fertility Center in San Francisco, California. In May and June of 2021, the first five of the federal lawsuits went to trial, and on June 10, 2021, the jury reached a verdict against Chart in favor of the plaintiffs in those lawsuits in the amount of $14.9, of which 90% ($13.5) is attributable to Chart. On August 13, 2021, judgment was entered, and on September 10, 2021, we filed two post-trial motions: a motion for a new trial and a renewed motion for judgment as a matter of law. The motion for new trial or, in the alternative, request for remittitur, sought, among other relief, to have the court grant a new trial because of erroneous evidentiary rulings, a factually unsupported negligence claim, plaintiffs’ attorney misconduct, allocation of fault that was not supported by the record, and excessive noneconomic damages. The renewed motion for judgment as a matter of law sought to have the court direct judgment for Chart on the negligent failure to recall claim because of our contention that plaintiffs failed to present sufficient evidence to prove each element of that claim. On November 5, 2021, the court denied these post-trial motions. Chart filed its notice of appeal on December 1, 2021. On December 7, 2021, the court stayed the remaining federal lawsuits pending resolution of Chart’s appeal.
In the second quarter 2021, we recorded a loss contingency accrual and corresponding charge to net income for $13.5 in the amount of the jury verdict attributable to Chart. The loss contingency accrual is included in other current liabilities in our consolidated balance sheet at December 31, 2021. Chart expects that any potential loss associated with the verdict will be covered by existing product liability insurance, subject to previously issued reservations of rights by the insurance carriers. Accordingly, we have recorded an offsetting $13.5 loss recovery receivable with a corresponding credit to net income. The loss

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
recovery receivable is included in other current assets in our consolidated balance sheet at December 31, 2021. Although we continue to vigorously contest the result in this case, we continue to recognize the loss contingency accrual and related loss recovery receivable in our consolidated balance sheet at December 31, 2021.
Currently there are 164 individual cases (excluding the first five cases from the May/June 2021 trial) with respect to the Pacific Fertility Center incident on the docket in the U.S. District Court for the Northern District of California. In addition to the cases filed in the U.S. District Court for the Northern District of California, Chart is currently a defendant in 53 individual cases in the San Francisco Superior Court.
We have asserted various defenses against the claims in the lawsuits, which remain in various stages of development, including a defense that since manufacture, we were not in any way involved with the installation, ongoing maintenance or monitoring of the tank or related fertility center cryogenic systems at any time since the initial delivery of the tank. We continue to evaluate the merits of such claims for each specific case in light of the information available to date regarding use, maintenance and operation of the tank that was sold to the Pacific Fertility Center through an independent distributor, and which had been out of our control for six years prior to the alleged failure. We previously disclosed that a loss associated with the claims in the lawsuits was reasonably possible but not estimable. Although we have not reached a conclusion that losses in these cases are currently probable, based on further developments including the status of the various lawsuits, preliminary discussions in an attempt to resolve the entirety of these cases and the consideration of insurance coverage, we now estimate that losses of up to $50.0 are reasonably possible. The reasonably possible losses are an estimate and are net of amounts we expect to be directly covered by insurance, and actual costs arising from this matter could be materially lower or higher depending on the actual costs incurred to resolve the claims in the lawsuits.
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
NOTE 21 — Restructuring Activities
Restructuring costs of $3.5 for the year ended December 31, 2021, was primarily related to moving and employee severance costs. During the third quarter of 2021, we announced our intention to transfer our Houston, Texas repair and service operations to our Beasley, Texas location. While we are currently in the process of reevaluating certain aspects of the scope, timing and cost of this project, including our intention to consolidate our Houston, Texas repair and service operations into our Beasley, Texas location, we expect this project to continue in order to streamline local operations.
During 2020, we implemented certain cost reduction actions across all segments and corporate to appropriately size our workforce with demand as well as eliminate redundant work. Costs were primarily related to headcount reductions. These actions resulted in total restructuring costs of $13.6 for the year ended December 31, 2020, consisting of mainly employee severance costs of $10.1. We also transferred operations of our heat exchanger leased facility in Tulsa, Oklahoma to our Beasley, Texas location at which we own 260 acres of land acres and repurposed our Tulsa, Oklahoma facility as a flexible manufacturing, engineering and research and development site serving multiple applications across our operating segments. We incurred costs of $2.7 in 2020 related to this project, which is included in total restructuring costs for the year ended December 31, 2020.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
We closely monitor our end markets and order rates and continue to take appropriate and timely actions as necessary.
The following table summarizes severance and other restructuring costs, which includes employee-related costs, facility rent and exit costs, relocation, recruiting, travel and other, for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Severance:
Cost of sales	$0.4	$4.6	$2.9
Selling, general, and administrative expenses	0.8	5.5	1.4
Total severance costs	1.2	10.1	4.3
Other restructuring:
Cost of sales	2.2	1.1	9.3
Selling, general, and administrative expenses	0.1	2.4	2.0
Total other restructuring costs	2.3	3.5	11.3

Total restructuring costs	$3.5	$13.6	$15.6
The following tables summarize our restructuring accrual activities:

	Year Ended December 31, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Corporate	Total
Balance as of December 31, 2020	$0.5	$0.2	$—	$—	$0.1	$0.8
Restructuring charges	0.3	1.7	—	1.5	—	3.5
Cash payments and other	(0.4)	(1.4)	—	(0.1)	(0.1)	(2.0)
Balance as of December 31, 2021	$0.4	$0.5	$—	$1.4	$—	$2.3

	Year Ended December 31, 2020
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Corporate	Total
Balance as of December 31, 2019	$0.5	$0.2	$—	$—	$0.2	$0.9
Restructuring charges	2.7	7.4	0.7	0.2	2.6	13.6
Cash payments and other	(2.7)	(7.4)	(0.7)	(0.2)	(2.7)	(13.7)
Balance as of December 31, 2020	$0.5	$0.2	$—	$—	$0.1	$0.8

	Year Ended December 31, 2019
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Corporate	Total
Balance as of December 31, 2018	$0.7	$—	$—	$—	$0.1	$0.8
Restructuring charges	9.1	4.5	0.3	1.5	0.2	15.6
Property, plant and equipment impairment	(3.9)	(1.7)	—	—	—	(5.6)
Cash payments and other	(5.4)	(2.6)	(0.3)	(1.5)	(0.1)	(9.9)
Balance as of December 31, 2019	$0.5	$0.2	$—	$—	$0.2	$0.9

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
NOTE 22 — Quarterly Data (Unaudited)
Selected quarterly data for the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31, 2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Sales	$288.5	$322.0	$328.3	$378.9	$1,317.7
Gross profit	83.9	83.2	74.9	82.2	324.2
Operating income	28.8	25.5	13.8	20.4	88.5

Income from continuing operations attributable to Chart Industries, Inc.	25.6	6.5	14.9	12.1	59.1
Net income attributable to Chart Industries, Inc.	$25.6	$6.5	$14.9	$12.1	$59.1
Basic earnings per common share attributable to Chart Industries, Inc (1)
Income from continuing operations	$0.72	$0.18	$0.42	$0.34	$1.66
Net income attributable to Chart Industries, Inc.	$0.72	$0.18	$0.42	$0.34	$1.66
Diluted earnings per common share attributable to Chart Industries, Inc. (1)
Income from continuing operations	$0.63	$0.16	$0.36	$0.29	$1.44
Net income attributable to Chart Industries, Inc.	$0.63	$0.16	$0.36	$0.29	$1.44
 _______________
(1)Basic and diluted earnings per share are computed independently for each of the quarters presented. As such, the sum of quarterly basic and diluted earnings per share may not equal reported annual basic and diluted earnings per share.

	Year Ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Sales	$301.9	$289.6	$273.2	$312.4	$1,177.1
Gross profit	82.3	83.3	78.6	87.9	332.1
Operating income	15.8	25.8	28.1	22.5	92.2

Income from continuing operations attributable to Chart Industries, Inc. (1)	2.0	13.8	15.6	37.5	68.9
Income from discontinued operations (2)	6.4	6.4	6.1	220.3	239.2
Net income attributable to Chart Industries, Inc.	$8.4	$20.2	$21.7	$257.8	$308.1
Basic earnings per common share attributable to Chart Industries, Inc. (3)
Income from continuing operations	$0.06	$0.39	$0.44	$1.06	$1.95
Income from discontinued operations	0.17	0.18	0.18	6.23	6.76
Net income attributable to Chart Industries, Inc.	$0.23	$0.57	$0.62	$7.29	$8.71
Diluted earnings per common share attributable to Chart Industries, Inc. (3)
Income from continuing operations	$0.06	$0.39	$0.43	$0.97	$1.89
Income from discontinued operations	0.17	0.18	0.17	5.72	6.56
Net income attributable to Chart Industries, Inc.	$0.23	$0.57	$0.60	$6.69	$8.45
 _______________
(1)Includes asset impairments of $16.0 relative to our AXC Intangible Asset for the fourth quarter of 2020.
(2)Includes gain on sale from the Cryobiological Divestiture of $224.2, net of taxes of $25.2, for the fourth quarter of 2020.
(3)Basic and diluted earnings per share are computed independently for each of the quarters presented. As such, the sum of quarterly basic and diluted earnings per share may not equal reported annual basic and diluted earnings per share.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Translations	Balance at end of period
Year Ended December 31, 2021
Allowance for doubtful accounts	$8.4	$1.2	$—	$(1.1)	(1)	$(2.5)	$6.0
Allowance for excess and obsolete inventory	9.7	11.4	—	(9.8)	(2)	(0.4)	10.9
Deferred tax assets valuation allowance	33.9	0.3	—	(12.7)		0.1	21.6
Year Ended December 31, 2020
Allowance for doubtful accounts	$8.5	$0.4	$—	$—		$(0.5)	$8.4
Allowance for excess and obsolete inventory	10.6	0.4	—	(0.5)	(2)	(0.8)	9.7
Deferred tax assets valuation allowance	68.2	0.3	—	(36.6)	(3)	2.0	33.9
Year Ended December 31, 2019
Allowance for doubtful accounts	$8.1	$0.2	$—	$—		$0.2	$8.5
Allowance for excess and obsolete inventory	8.9	10.0	—	(8.0)	(2)	(0.3)	10.6
Deferred tax assets valuation allowance	65.2	5.4	5.3	(5.9)		(1.8)	68.2
_______________
(1)Reversal of amounts previously recorded as bad debt and uncollectible accounts written off.
(2)Inventory items written off against the allowance.
(3)Deductions to the deferred tax assets valuation allowance relate to decreased deferred tax assets and the release of the valuation allowance. During the year ended December 31, 2020, we reduced our deferred tax assets relative to the Cryobiological Divestiture and as such also reduced the related valuation allowance by $32.4.

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

10.1.6
Form of Nonqualified Stock Option Agreement (2013 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-11442)).*

10.1.7
Form of Nonqualified Stock Option Agreement (2014 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-11442)).*

10.1.8
Form of Nonqualified Stock Option Agreement (2015 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-11442)).*

10.1.9
Form of Nonqualified Stock Option Agreement (2016 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-11442)).*

10.1.10
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

10.2.1
Form of Nonqualified Stock Option Agreement (2018 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-11442)).*

10.2.2
Form of Performance Unit Agreement (2018 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-11442)).*

10.2.3
Form of Restricted Share Unit Agreement (2018 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-11442)).*

10.2.4
Form of Stock Award Agreement and Deferral Election Form (for eligible directors) under the Chart Industries, Inc. 2017 Omnibus Equity Plan. (incorporated by reference to Exhibit 10.3.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-11442).*

10.2.5
Form of Nonqualified Stock Option Agreement (2019 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan. (incorporated by reference to Exhibit 10.3.5 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-11442)).*

10.2.6
Form of Performance Unit Agreement (2019 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan. (incorporated by reference to Exhibit 10.3.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-11442)).*

10.2.7
Form of Restricted Share Unit Agreement (2019 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan. (incorporated by reference to Exhibit 10.3.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-11442))*

10.2.8
Form of Restricted Share Unit Agreement (2018 Evanko Grant) under the Chart Industries, Inc. 2017 Omnibus Equity Plan. (incorporated by reference to Exhibit 10.3.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-11442).*

10.2.9
Form of Nonqualified Stock Option Agreement (2020 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan. (incorporated by reference to Exhibit 10.2.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-11442)).*

10.2.10
Form of Performance Unit Agreement (2020 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan. (incorporated by reference to Exhibit 10.2.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-11442)).*

10.2.11
Form of Restricted Share Unit Agreement (2020 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan. (incorporated by reference to Exhibit 10.2.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-11442)).*

10.2.12
Form of Nonqualified Stock Option Agreement (2021 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan. (incorporated by reference to Exhibit 10.2.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-11442)).*

10.2.13
Form of Performance Unit Agreement (2021 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan. (incorporated by reference to Exhibit 10.2.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-11442))).*

10.2.14
Form of Restricted Share Unit Agreement (2021 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan. (incorporated by reference to Exhibit 10.2.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-11442))).*

10.2.15	Form of Nonqualified Stock Option Agreement (2022 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan.* (x)

10.2.16	Form of Performance Unit Agreement (2022 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan.* (x)

10.2.17	Form of Restricted Share Unit Agreement (2022 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan.* (x)

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

10.8	Amended and Restated Severance Agreement, dated effective October 1, 2021, by and between Chart Industries, Inc. and Joe Brinkman.* (x)

10.9
Employment Agreement, dated March 26, 2019, by and between Chart Industries, Inc. and Herbert G. Hotchkiss (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-11442)).*

10.10	Agreement of Retirement and Release Agreement, effective October 1, 2021, by and between Chart Industries, Inc. and Scott Merkle.* (x)

10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).

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

10.14
Fifth Amended and Restated Credit Agreement, dated as of October 18, 2021, by and among Chart Industries, Inc., Chart Industries Luxembourg S.à r.l., Chart Asia Investment Company Limited, the other foreign borrowers from time to time party thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., Fifth Third Bank, National Association, HSBC Bank USA, National Association, PNC Bank, National Association and Wells Fargo Bank, National Association, as Co-Syndication Agents, and BMO Harris Bank, N.A., Capital One, N.A., Citizens Bank, N.A., MUFG Union Bank, N.A. and Regions Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on October 21, 2021 (File No. 001-11442)).

10.15
Co-Investment Agreement, dated as of September 7, 2021, by and among Chart Industries, Inc., ISQ HTEC HoldCo Limited and ISQ Blueprint Acquisitions Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on October 21, 2021 (File No. 001-11442)).

21.1	List of Subsidiaries. (x)

23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche. (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer and President. (x)

31.2	Rule 13a-14(a) Certification of the Company’s Vice President and Chief Financial Officer. (x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer and President. (xx)

32.2	Section 1350 Certification of the Company’s Vice President and Chief Financial Officer. (xx)

101.INS	XBRL Instance Document (x)

101.SCH	XBRL Taxonomy Extension Schema Document (x)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (x)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (x)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (x)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (x)
_______________
(x)Filed herewith.
(xx)     Furnished herewith.
*     Management contract or compensatory plan or arrangement.
**    Certain exhibits and schedules have been omitted and Chart agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits and schedules upon request.