Form 10-Q
period 2022-03-31
CHART INDUSTRIES INC
filed 2022-04-29
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of April 25, 2022, there were 36,614,935 outstanding shares of the Company’s common stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in millions, except per share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$99.7	$122.2
Accounts receivable, less allowances of $5.3 and $6.0, respectively	253.0	236.3
Inventories, net	350.6	321.5
Unbilled contract revenue	126.0	93.5
Prepaid expenses	31.9	20.9
Other current assets	49.6	59.1
Total Current Assets	910.8	853.5
Property, plant, and equipment, net	412.4	416.0
Goodwill	991.3	994.6
Identifiable intangible assets, net	544.7	556.1
Equity method investments	100.9	99.6
Investments in equity securities	78.0	77.8
Other assets	47.8	46.2
TOTAL ASSETS	$3,085.9	$3,043.8

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$185.1	$175.9
Customer advances and billings in excess of contract revenue	177.9	148.5
Accrued salaries, wages, and benefits	28.5	27.1
Accrued income taxes	6.3	16.1
Current portion of warranty reserve	8.6	9.7
Current convertible notes	256.2	255.9
Operating lease liabilities, current	5.6	5.8
Other current liabilities	53.4	54.9
Total Current Liabilities	721.6	693.9
Long-term debt	618.1	600.8
Long-term deferred tax liabilities	59.3	59.8
Accrued pension liabilities	1.0	1.6
Operating lease liabilities, non-current	18.9	21.4
Other long-term liabilities	37.6	41.1
Total Liabilities	1,456.5	1,418.6

Equity
Common stock, par value $0.01 per share – 150,000,000 shares authorized, 36,614,077 and 36,548,330 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	0.4	0.4
Additional paid-in capital	778.9	779.0
Treasury stock; 760,782 shares at both March 31, 2022 and December 31, 2021	(19.3)	(19.3)
Retained earnings	888.4	878.2
Accumulated other comprehensive loss	(27.7)	(21.7)
Total Chart Industries, Inc. Shareholders’ Equity	1,620.7	1,616.6
Noncontrolling interests	8.7	8.6
Total Equity	1,629.4	1,625.2
TOTAL LIABILITIES AND EQUITY	$3,085.9	$3,043.8
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Sales	$354.1	$288.5
Cost of sales	270.4	204.6
Gross profit	83.7	83.9
Selling, general, and administrative expenses	53.5	46.3
Amortization expense	10.1	8.8
Operating expenses	63.6	55.1
Operating income	20.1	28.8
Interest expense, net	3.2	2.0
Unrealized loss (gain) on investments in equity securities	2.6	(3.3)
Financing costs amortization	0.7	1.2
Foreign currency loss	1.6	—
Other income	(0.7)	(0.2)
Income before income taxes and equity in (loss) earnings of unconsolidated affiliates, net	12.7	29.1
Income tax expense	2.1	3.1
Income before equity in (loss) earnings of unconsolidated affiliates, net	10.6	26.0
Equity in (loss) earnings of unconsolidated affiliates, net	(0.3)	0.1
Net income	10.3	26.1
Less: Income attributable to noncontrolling interests, net of taxes	0.1	0.5
Net income attributable to Chart Industries, Inc.	$10.2	$25.6

Net income attributable to Chart Industries, Inc. per common share:
Basic	$0.28	$0.72
Diluted	$0.25	$0.63
Weighted-average number of common shares outstanding:
Basic	35.83	35.55
Diluted	40.79	40.62

Comprehensive income, net of taxes	$4.3	$6.9
Less: Comprehensive income attributable to noncontrolling interests, net of taxes	0.1	0.5
Comprehensive income attributable to Chart Industries, Inc., net of taxes	$4.2	$6.4

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in millions)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$10.3	$26.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20.5	19.5
Employee share-based compensation expense	3.3	3.4
Financing costs amortization	0.7	1.2
Unrealized foreign currency transaction gain	(1.1)	(4.6)
Unrealized loss (gain) on investments in equity securities	2.6	(3.3)
Equity in loss (earnings) of unconsolidated affiliates, net	0.3	(0.1)
Other non-cash operating activities	2.0	2.0
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(17.2)	13.6
Inventories	(35.0)	(36.3)
Unbilled contract revenues and other assets	(36.1)	(6.8)
Accounts payable and other liabilities	(3.5)	4.1
Customer advances and billings in excess of contract revenue	31.0	(10.5)
Net Cash (Used In) Provided By Operating Activities	(22.2)	8.3
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(0.8)	(55.0)
Investments	(3.9)	(40.0)
Capital expenditures	(12.6)	(11.5)
Government grants and other	(0.2)	0.2
Net Cash Used In Investing Activities	(17.5)	(106.3)
FINANCING ACTIVITIES
Borrowings on revolving credit facility	254.0	187.7
Repayments on revolving credit facility	(235.9)	(102.5)
Proceeds from exercise of stock options	1.0	5.6
Common stock repurchases from share-based compensation plans	(3.2)	(3.0)
Net Cash Provided By Financing Activities	15.9	87.8
Effect of exchange rate changes on cash and cash equivalents	1.3	—
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(22.5)	(10.2)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	122.4	126.1
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD (1)	$99.9	$115.9

(1)Includes restricted cash and restricted cash equivalents of $0.2 in other current assets as of both March 31, 2022 and December 31, 2021 and $1.0 in other assets as of both March 31, 2021 and December 31, 2020. For further information regarding restricted cash and restricted cash equivalents balances, refer to Note 8, “Debt and Credit Arrangements.”

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Dollars in millions)

	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Non-controlling Interests
	Shares Outstanding	Amount		Treasury Stock	Retained Earnings			Total Equity
Balance at December 31, 2021	36.55	$0.4	$779.0	$(19.3)	$878.2	$(21.7)	$8.6	$1,625.2
Net income	—	—	—	—	10.2	—	0.1	10.3
Other comprehensive loss	—	—	—	—	—	(6.0)	—	(6.0)
Share-based compensation expense	—	—	3.3	—	—	—	—	3.3
Common stock issued from share-based compensation plans	0.08	—	1.0	—	—	—	—	1.0
Common stock repurchases from share-based compensation plans	(0.02)	—	(3.2)	—	—	—	—	(3.2)
Earthly Labs Inc. purchase price adjustment	—	—	(1.2)	—	—	—	—	(1.2)
Balance at March 31, 2022	36.61	$0.4	$778.9	$(19.3)	$888.4	$(27.7)	$8.7	$1,629.4

	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests
	Shares Outstanding	Amount		Treasury Stock	Retained Earnings			Total Equity
Balance at December 31, 2020	36.19	$0.4	$780.8	$(19.3)	$808.4	$2.4	$6.6	$1,579.3
Net income	—	—	—	—	25.6	—	0.5	26.1
Cumulative effect of change in accounting principle (1)	—	—	(36.9)	—	10.7	—	—	(26.2)
Other comprehensive loss	—	—	—	—	—	(19.2)	—	(19.2)
Share-based compensation expense	—	—	3.4	—	—	—	—	3.4
Common stock issued from share-based compensation plans	0.18	—	5.6	—	—	—	—	5.6
Common stock repurchases from share-based compensation plans	(0.02)	—	(3.0)	—	—	—	—	(3.0)
Other	—	—	0.1	—	—	—	(0.1)	—
Balance at March 31, 2021	36.35	$0.4	$750.0	$(19.3)	$844.7	$(16.8)	$7.0	$1,566.0
_______________
(1)Refer to Note 2, “Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2021 for discussion regarding the cumulative effect of change in accounting principle.

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2022
(Dollars and shares in millions, except per share amounts)

NOTE 1 — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its consolidated subsidiaries (herein referred to as the “Company,” “Chart,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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
Reclassifications: We reclassified equity in earnings of unconsolidated affiliates, net from selling, general, and administrative expenses to equity in earnings of unconsolidated affiliates, net in the 2021 condensed consolidated statement of income and comprehensive income in order to conform to the 2022 presentation.
Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. These estimates may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions. The current macroeconomic conditions could also disrupt our supply chain and materially adversely impact our ability to secure supplies for our facilities, which could materially adversely affect our operations. There may also be long-term effects on our customers in and the economies of affected countries. Additionally, the current conflict between Russia and Ukraine and the related sanctions imposed by countries against Russia are creating uncertainty in the global economy. While we do not have operations in Russia or Ukraine, we are unable to predict the impact these actions will have on the global economy. As a result of these uncertainties, actual results could differ from estimates and assumptions. If the economy or markets in which we operate weakens or deteriorates, our business, financial condition and results of operations may be materially and adversely impacted. The extent to which our operations will continue to be impacted by the Covid-19 pandemic will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity or resurgence of the Covid-19 virus and its variants and actions by government authorities to contain the pandemic or treat its impact, among other things.
Recently Issued Accounting Standards (Not Yet Adopted): In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, “Financial Instruments Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” The amendments in this update require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Accounting Standards Codification (“ASC”) 326. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently assessing the effect this ASU will have on our financial position, results of operations, and disclosures.
In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The amendments in this update require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2022,

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2022
(Dollars and shares in millions, except per share amounts) – Continued

including interim periods within those fiscal years. We are currently assessing the effect this ASU will have on our financial position, results of operations, and disclosures.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” and in January 2021, the FASB subsequently issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” ASU 2020-04 and the subsequent modifications are identified as ASC 848 (“ASC 848”). ASC 848 simplifies the accounting for modifying contracts (including those in hedging relationships) that refer to LIBOR and other interbank offered rates that are expected to be discontinued due to reference rate reform. The amendments in ASC 848 are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments in ASC 848 must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. We expect application of the amendments to impact accounting for our senior secured revolving credit facility due October 2026. We are currently assessing the effect ASC 848 will have on our financial position, results of operations, and disclosures.
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
NOTE 2 — Reportable Segments
As reported in our Annual Report on Form 10-K for the year ended December 31, 2021, the structure of our internal organization is divided into the following four reportable segments, which are also our operating segments: Cryo Tank Solutions, Heat Transfer Systems, Specialty Products and Repair, Service & Leasing.
Our Cryo Tank Solutions segment supplies bulk, microbulk and mobile equipment used in the storage, distribution, vaporization, and application of industrial gases and certain hydrocarbons. Our Heat Transfer Systems segment supplies mission critical engineered equipment and systems used in the separation, liquefaction, and purification of hydrocarbon and industrial gases that span gas-to-liquid applications. Our Specialty Products segment supplies products used in specialty end-market applications including hydrogen, LNG, biofuels, CO2 Capture, food and beverage, aerospace, lasers, cannabis and water treatment, among others. Our Repair, Service & Leasing segment provides installation, service, repair, maintenance, and refurbishment of cryogenic products in addition to providing equipment leasing solutions.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2022
(Dollars and shares in millions, except per share amounts) – Continued

Segment Financial Information

	Three Months Ended March 31, 2022
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales	$118.1	$79.3	$107.5	$49.3	$(0.1)	$—	$354.1
Depreciation and amortization expense	4.1	7.7	3.9	4.3	—	0.5	20.5
Operating income (loss) (1) (2)	14.1	(0.2)	16.2	8.3	—	(18.3)	20.1

	Three Months Ended March 31, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales	$103.9	$69.2	$77.3	$41.4	$(3.3)	$—	$288.5
Depreciation and amortization expense	3.9	9.5	3.1	2.6	—	0.4	19.5
Operating income (loss) (1) (2)	15.6	3.8	17.9	8.3	—	(16.8)	28.8
_______________
(1)Restructuring costs for the:
•three months ended March 31, 2022 were $0.1 in our Heat Transfer Systems segment.
•three months ended March 31, 2021 were $0.7 ($0.3 - Cryo Tank Solutions, $0.4 - Heat Transfer Systems).
(2)Includes acquisition-related contingent consideration (credits)/charges of $(0.8) and $0.8 in our Specialty Products segment for the three months ended March 31, 2022 and 2021, respectively. These costs were mainly related to our 2020 acquisitions of Sustainable Energy Solutions, Inc. and BlueInGreen, LLC.
Sales by Geography

	Three Months Ended March 31, 2022
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$37.9	$53.7	$60.0	$34.6	$(0.1)	$186.1
Europe, Middle East, Africa and India	50.7	19.1	35.2	10.1	—	115.1
Asia-Pacific	28.2	6.1	12.2	4.0	—	50.5
Rest of the World	1.3	0.4	0.1	0.6	—	2.4
Total	$118.1	$79.3	$107.5	$49.3	$(0.1)	$354.1

	Three Months Ended March 31, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$41.1	$46.3	$26.1	$29.0	$(1.7)	$140.8
Europe, Middle East, Africa and India	37.7	7.8	45.6	10.5	(1.0)	100.6
Asia-Pacific	24.2	14.8	5.6	1.8	(0.6)	45.8
Rest of the World	0.9	0.3	—	0.1	—	1.3
Total	$103.9	$69.2	$77.3	$41.4	$(3.3)	$288.5

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2022
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

	March 31, 2022	December 31, 2021
Cryo Tank Solutions	$448.8	$407.2
Heat Transfer Systems	256.1	225.8
Specialty Products	357.9	327.5
Repair, Service & Leasing	163.0	186.2
Total assets of reportable segments	1,225.8	1,146.7
Goodwill (1)	991.3	994.6
Identifiable intangible assets, net (1)	544.7	556.1
Corporate	324.1	346.4
Total	$3,085.9	$3,043.8
_______________
(1)See Note 6, “Goodwill and Intangible Assets,” for further information related to goodwill and identifiable intangible assets, net.
NOTE 3 — Revenue
Disaggregation of Revenue
The following tables represent a disaggregation of revenue by timing of revenue along with the reportable segment for each category:

	Three Months Ended March 31, 2022
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$107.4	$5.9	$59.0	$25.9	$—	$198.2
Over time	10.7	73.4	48.5	23.4	(0.1)	155.9
Total	$118.1	$79.3	$107.5	$49.3	$(0.1)	$354.1

	Three Months Ended March 31, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$98.7	$5.6	$61.9	$26.7	$(2.9)	$190.0
Over time	5.2	63.6	15.4	14.7	(0.4)	98.5
Total	$103.9	$69.2	$77.3	$41.4	$(3.3)	$288.5
Refer to Note 2, “Reportable Segments,” for a table of revenue by reportable segment disaggregated by geography.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2022
(Dollars and shares in millions, except per share amounts) – Continued

Contract Balances
The following table represents changes in our contract assets and contract liabilities balances:

	March 31, 2022	December 31, 2021	Year-to-date Change ($)	Year-to-date Change (%)
Contract assets
Accounts receivable, net of allowances	$253.0	$236.3	$16.7	7.1%
Unbilled contract revenue	126.0	93.5	32.5	34.8%

Contract liabilities
Customer advances and billings in excess of contract revenue	$177.9	$148.5	$29.4	19.8%
Long-term deferred revenue	0.1	0.4	(0.3)	(75.0)%
Revenue recognized for the three months ended March 31, 2022 and 2021, that was included in the contract liabilities balance at the beginning of each year was $63.7 and $52.5, respectively. The amount of revenue recognized during the three months ended March 31, 2022 from performance obligations satisfied or partially satisfied in previous periods as a result of changes in the estimates of variable consideration related to long-term contracts, was not significant.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, and excludes unexercised contract options and potential orders. As of March 31, 2022, the estimated revenue expected to be recognized in the future related to remaining performance obligations was $1,477.0. We expect to recognize revenue on approximately 70% to 75% of the remaining performance obligations over the next 12 months and the remaining over the next few years thereafter.
NOTE 4 — Inventories
The following table summarizes the components of inventory:

	March 31, 2022	December 31, 2021
Raw materials and supplies	$198.4	$178.8
Work in process	65.1	64.4
Finished goods	87.1	78.3
Total inventories, net	$350.6	$321.5
The allowance for excess and obsolete inventory balance at March 31, 2022 and December 31, 2021 was $10.6 and $10.9, respectively.
NOTE 5 — Leases
Lessee Accounting
As of March 31, 2022 and December 31, 2021, operating right-of-use (“ROU”) assets and lease liabilities were $24.6 and $24.5 ($5.6 of which was current) and $27.3 and $27.2 ($5.8 of which was current), respectively. The weighted-average remaining term for lease contracts was 4.6 years at March 31, 2022, with maturity dates ranging from September 2022 to February 2029. The weighted-average discount rate was 2.4% at March 31, 2022. ROU assets are classified as property, plant and equipment, net in the condensed consolidated balance sheets.
We incurred $3.4 and $3.0 of rental expense under operating leases for the three months ended March 31, 2022 and 2021, respectively. Certain operating leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight-line basis over the minimum lease term. Adjustments for straight-line rental expense for the respective periods was not material and as such, the majority of expense recognized was reflected in cash provided by operating activities for the respective periods. This expense

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2022
(Dollars and shares in millions, except per share amounts) – Continued

consisted primarily of payments for base rent on building and equipment leases. Payments related to short-term lease costs and taxes and variable service charges on leased properties were immaterial. In addition, we have the right, but no obligation, to renew certain leases for various renewal terms.
The following table summarizes future minimum lease payments for non-cancelable operating leases as of March 31, 2022:

2022	$5.2
2023	6.3
2024	5.8
2025	4.7
2026	2.7
Thereafter (1)	0.9
Total future minimum lease payments	$25.6
_______________
(1)     As of March 31, 2022, future minimum lease payments for non-cancelable operating leases for the period subsequent to 2025 relate to eight leased facilities.
Lessor Accounting
We lease equipment manufactured by Chart primarily through our Cryo-Lease program as sales-type and operating leases. As of March 31, 2022 and December 31, 2021, our short-term net investment in sales-type leases was $10.4 and $9.3, respectively and is included in other current assets in our condensed consolidated balance sheets. Our long-term net investment in sales type leases was $33.8 and $31.9 as of March 31, 2022 and December 31, 2021, respectively, and is included in other assets in our condensed consolidated balance sheets. For sales type leases, interest income was $0.5 and an immaterial amount in the condensed consolidated statements of income for the three months ended March 31, 2022 and 2021, respectively.
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
The following table represents sales from sales-type and operating leases:

	Three Months Ended March 31,
	2022	2021
Sales-type leases	$5.3	$3.9
Operating leases	1.0	0.4
Total sales from leases	$6.3	$4.3

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2022
(Dollars and shares in millions, except per share amounts) – Continued

The following table represents scheduled payments for sales-type leases:

March 31, 2022
2022	$8.1
2023	10.8
2024	10.8
2025	10.7
2026	7.6
Thereafter	3.0
Total	51.0
Less: unearned income	6.8
Total	$44.2
The following table represents the cost of equipment leased to others:

	March 31, 2022	December 31, 2021
Equipment leased to others, cost	$13.4	$13.6
Less: accumulated depreciation	2.3	2.1
Equipment leased to others, net	$11.1	$11.5

The following table represents payments due for operating leases:

March 31, 2022
2022	$0.4
2023	0.1
2024	0.1
2025	0.1
2026	0.1
Thereafter	0.1
Total	$0.9

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2022
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 6 — Goodwill and Intangible Assets
Goodwill
The following table represents the changes in goodwill by segment:

	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Consolidated
Balance at December 31, 2021	$84.9	$433.6	$300.9	$175.2	$994.6
Foreign currency translation adjustments and other	(2.0)	(1.0)	—	—	(3.0)
Purchase price adjustments (1)	—	—	(0.3)	—	(0.3)
Balance at March 31, 2022	$82.9	$432.6	$300.6	$175.2	$991.3

Accumulated goodwill impairment loss at December 31, 2021	$23.5	$49.3	$35.8	$20.4	$129.0
Impairment loss	—	—	—	—	—
Accumulated goodwill impairment loss at March 31, 2022	$23.5	$49.3	$35.8	$20.4	$129.0
_______________
(1)During the first quarter of 2022, we recorded a purchase price adjustment that decreased goodwill by $0.3 in Specialty Products related to the Earthly Labs, Inc., L.A. Turbine and AdEdge acquisitions. For further information regarding goodwill acquired and the purchase price adjustments during the period refer to Note 10, “Business Combinations.”
Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill) (1):

		March 31, 2022		December 31, 2021
	Weighted-average Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	13 years	$311.1	$(87.8)	$312.1	$(82.2)
Unpatented technology	13 years	184.1	(33.4)	184.6	(30.1)
Patents and other	6 years	6.0	(0.9)	7.9	(2.3)
Trademarks and trade names	14 years	2.9	(1.7)	3.5	(1.8)
Land use rights	50 years	11.4	(1.7)	11.4	(1.6)
Total finite-lived intangible assets	14 years	515.5	(125.5)	519.5	(118.0)
Indefinite-lived intangible assets:
Trademarks and trade names (2)		154.7	—	154.6	—
Total intangible assets		$670.2	$(125.5)	$674.1	$(118.0)
_______________
(1)Amounts include the impact of foreign currency translation. Fully amortized or impaired amounts are written off.
(2)Accumulated indefinite-lived intangible assets impairment loss was $16.0 at both March 31, 2022 and December 31, 2021.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2022
(Dollars and shares in millions, except per share amounts) – Continued

Amortization expense for intangible assets subject to amortization was $10.1 and $8.8 for the three months ended March 31, 2022 and 2021, respectively. We estimate amortization expense to be recognized during the next five years as follows:

For the Year Ending December 31,
2022	$37.2
2023	39.6
2024	38.6
2025	37.7
2026	37.1
Government Grants
During the fourth quarter of 2021, we were selected by the U.S. Department of Energy (“DOE”) for funding of up to $5.0 million to engineer and build our Cryogenic Carbon CaptureTM (“CCC”) system for a cement plant (“CCC Grants”). During the project’s duration, the DOE shall reimburse us in cash for approved expenses we incur. This project began on February 1, 2022, at which point expenses incurred may be submitted for reimbursement. The agreement will be effective until April 30, 2025. We have not yet received any funding for this grant.
We received certain government grants related to land use rights for capacity expansion in China (“China Government Grants”). China Government Grants are generally recorded in other current liabilities and other long-term liabilities in the unaudited condensed consolidated balance sheets and generally recognized into income over the useful life of the associated assets (10 to 50 years).
China Government Grants are presented in our unaudited condensed consolidated balance sheets as follows:

	March 31, 2022	December 31, 2021
Current	$0.5	$0.5
Long-term	7.0	7.0
Total China Government Grants	$7.5	$7.5
We also received government grants from certain local jurisdictions within the United States, which are recorded in other assets in the condensed consolidated balance sheets and were not significant for the periods presented.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2022
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 7 — Investments
Equity Method Investments
The following table represents the activity in equity method investments:

Equity Method Investments (1) (2) (3)
Balance at December 31, 2021	$99.6
New investments (4)	0.5
Equity in loss of unconsolidated affiliates, net	(0.4)
Foreign currency translation adjustments and other	1.2
Balance at March 31, 2022	$100.9
_______________
(1)Cryomotive: Our equity method investment in Cryomotive GmbH (“Cryomotive”) was $6.5 and $7.1 at March 31, 2022 and December 31, 2021, respectively. Equity in loss of unconsolidated affiliates, net of this investment was $0.5 for the three months ended March 31, 2022 and is classified in equity in earnings (loss) earnings of unconsolidated affiliates, net in the condensed consolidated statement of income for the three months ended March 31, 2022.
(2)HTEC: Our equity method investment in HTEC Hydrogen Technology & Energy Corporation (“HTEC”) was $87.4 and $86.4 at March 31, 2022 and December 31, 2021, respectively. Equity in loss of unconsolidated affiliates, net of this investment was $0.3 for the three months ended March 31, 2022.
(3)Hudson Products: Also included in our equity method investments is a 50% ownership interest in a joint venture with Hudson Products de Mexico S.A. de CV which totaled $3.6 and $3.3 at March 31, 2022 and December 31, 2021, respectively. This investment is operated and managed by our joint venture partner and as such, we do not have control over the joint venture and therefore it is not consolidated. We recognized equity in earnings of unconsolidated affiliates, net of this investment of $0.3 and $0.1 for the three months ended March 31, 2022 and March 31, 2021, respectively.
Liberty LNG: Additionally, we have a 25% ownership interest in Liberty LNG, which totaled $2.5 and $2.4 at March 31, 2022 and December 31, 2021, respectively. We recognized equity in earnings of unconsolidated affiliates, net of this investment of $0.1 for the three months ended March 31, 2022. Our equity in earnings of unconsolidated affiliates, net from this equity method investment were not material for the three months ended March 31, 2021.
We have another immaterial investment in an unconsolidated affiliate of $0.4 for all periods presented.
(4)During the first quarter 2022, we completed an investment for a 50% ownership interest in a joint venture in AdEdge India for $0.5.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2022
(Dollars and shares in millions, except per share amounts) – Continued

Investments in Equity Securities
The following table summarizes the components of our investments in equity securities:

	Investment in Equity Securities, Level 1 (1)	Investment in Equity Securities, Level 2 (1)	Investments in Equity Securities, All Others (2)	Investments Total
Balance at December 31, 2021	$31.3	$6.2	$40.3	$77.8
New investments (3)	—	—	3.4	3.4
(Decrease) increase in fair value of investments in equity securities	(3.7)	1.1	—	(2.6)
Foreign currency translation adjustments and other	(0.7)	0.1	—	(0.6)
Balance at March 31, 2022	$26.9	$7.4	$43.7	$78.0
_______________
(1)McPhy: Investment in equity securities Level 1 includes our investment in McPhy (Euronext Paris: MCPHY - ISIN; FR001742329). McPhy’s common stock trades on the Euronext Paris stock exchange and therefore we measure our investment in McPhy using Level 1 fair value inputs. The fair value of our investment in McPhy was $26.9 and $31.3 at March 31, 2022 and December 31, 2021, respectively. We recognized an unrealized loss in our investment in McPhy of $3.7 and $2.6 for the three months ended March 31, 2022 and 2021, respectively.
Stabilis: Investment in equity securities Level 2 includes our investment in Stabilis Energy, Inc. (NasdaqCM: SLNG) (“Stabilis”). Stabilis represents an instrument with quoted prices that trades less frequently than certain of our other exchange-traded instruments and therefore we measure our investment in Stabilis using Level 2 fair value inputs. The fair value of our investment in Stabilis was $7.4 and $6.2 at March 31, 2022 and December 31, 2021, respectively. We recognized an unrealized gain of $1.1 and $5.9 for the three months ended March 31, 2022 and March 31, 2021, respectively, in our investment in Stabilis.
(2)Transform: The fair value of our investment in Transform Materials LLC (“Transform Materials”) was $25.1 at both March 31, 2022 and December 31, 2021.
Svante: The fair value of our investment in Svante Inc. (“Svante”) was $15.2 at both March 31, 2022 and December 31, 2021.
(3)Clean H2 Infra Fund: During the first quarter of 2022, we completed an investment in the Clean H2 Infra Fund. The Clean H2 Infra Fund is measured at fair value using the net asset value (“NAV”) per share practical expedient and is not classified in the fair value hierarchy. The fair value of our investment in the Clean H2 Infra Fund was euro 2.2 million (equivalent to $2.4) at March 31, 2022. See “Clean H2 Infra Fund (f/k/a FiveT Hydrogen Fund)” below for further information.
Gold Hydrogen LLC: During the first quarter of 2022, we completed an investment in Gold Hydrogen LLC (“Gold Hydrogen”) in the amount of $1.0. This investment is measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer and is included in the investments in equity securities, all others category in the table above. As of March 31, 2021, the value of the investment was $1.0. Gold Hydrogen is a subsidiary company established by Cemvita Factory, Inc. focused on commercializing viable technologies for the subsurface production of biohydrogen.
Our investments in Transform Materials, Svante and Gold Hydrogen represent equity instruments without a readily determinable fair value.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2022
(Dollars and shares in millions, except per share amounts) – Continued

Co-Investment Agreement
On September 7, 2021, we entered into a Co-Investment Agreement with I Squared Capital (“ISQ”), an infrastructure-focused private equity firm (the “Co-Investment Agreement”), pursuant to which Chart and ISQ have agreed to the following:
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
Accounting Treatment of Put and Call Options
We record the Put and Call Options (together “the Options”) at fair value and record any change in fair value through earnings at each reporting period. The fair value of the Options was not material on March 31, 2022 or December 31, 2021.
Clean H2 Infra Fund (f/k/a FiveT Hydrogen Fund)
As previously announced on April 5, 2021, we were admitted as an anchor investor in the Clean H2 Infra Fund (f/k/a the FiveT Hydrogen Fund), which is a private equity fund whose main objective is to support the hydrogen market by investing globally, directly or indirectly, in infrastructure projects or companies active in the hydrogen sector (the “Hydrogen Fund”). The Five T Hydrogen Fund and Ardian, Europe’s largest private investment house, formed a joint venture known as Hy24. As discussed in the “Equity Method Investments” section above, our investment to date is euro 2.2 million, making our unfunded commitment euro 47.8 million.
The fund manager of the Hydrogen Fund (the “Management Company”) will establish a Limited Partners Advisory Committee (the “LPAC”) as from the first closing date (which has yet to occur but shall be no later than June 30, 2022) to consult with and help advise the Management Company with respect to certain key decisions governing the fund that the Management Company shall make. The LPAC is expected to be comprised by up to fifteen (15) members, the majority of whom shall be chosen by certain industrial investors and who shall be (i) representatives of the anchor investors and (ii) subject to any remaining available seats, representatives of the non-anchor investors selected by the Management Company.
Class A1 Shares, which we shall hold, are entitled to the return of any associated paid-up capital contributions (excluding any subscription premium or default interest, if any), the Preferred Return calculated thereon as described below, and their share of the Hydrogen Fund’s capital gain beyond the Preferred Return in accordance with the order of distributions in the by-laws of the Hydrogen Fund (in each case to the extent of available funds). The “Preferred Return” equals an annual interest rate of seven percent (7%) if fifteen percent (15%) of the Hydrogen Fund’s aggregate capital commitments from all investors is

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2022
(Dollars and shares in millions, except per share amounts) – Continued

invested in strategic investments; provided, however, that such seven percent (7%) interest rate shall be reduced in a linear fashion to six and one-half percent (6.5%) if twenty percent (20%) of the Hydrogen Fund’s aggregate capital commitments from all investors is invested in strategic investments. The Management Company is currently targeting aggregate capital commitments from all investors of at least euro 1.5 billion; provided, however, that the Hydrogen Fund has a hard cap on investments equal to euro 1.8 billion.
The Hydrogen Fund shall determine the net asset value of each class of its shares at the end of each quarter (including the Class A1 Shares that we shall hold), which will be used to record the fair value of our investment.
The Hydrogen Fund will have a term of twelve (12) years, commencing from the first closing date, subject to certain potential extensions. Investors cannot request the redemption of their shares by the Hydrogen Fund at any time prior to the final liquidation of the fund. Capital calls will be made by the Management Company in accordance with investment opportunities and the financing needs of the Hydrogen Fund’s activities. The Management Company shall not issue capital calls for an aggregate amount exceeding thirty percent (30%) of the aggregate capital commitments from all investors in any rolling twelve-month period unless the LPAC has given prior consent.
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
NOTE 8 — Debt and Credit Arrangements
Summary of Outstanding Borrowings
The following table represents the components of our borrowings:

	March 31, 2022	December 31, 2021
Senior secured revolving credit facility due October 2026 (1) (2)	$618.1	$600.8

Convertible notes due November 2024:
Principal amount	258.8	258.8
Unamortized debt issuance costs	(2.6)	(2.9)
Convertible notes due November 2024, net of unamortized debt issuance costs	256.2	255.9
Total debt, net of unamortized debt issuance costs	874.3	856.7
Less: current maturities (3)	256.2	255.9
Long-term debt	$618.1	$600.8
_______________
(1)As of March 31, 2022, there were $618.1 in borrowings outstanding under the senior secured revolving credit facility due October 2026 bearing an interest rate of 2.4% (2.1% as of December 31, 2021) and $42.5 in letters of credit and bank guarantees outstanding supported by the senior secured revolving credit facility due 2026. As of March 31, 2022, the senior secured revolving credit facility due 2026 had availability of $339.4.
(2)A portion of borrowings outstanding under our senior secured revolving credit facility due 2026 are denominated in euros (“EUR Revolver Borrowings”). EUR Revolver Borrowings outstanding were euro 78.0 million (equivalent to $86.6) and euro 78.0 million (equivalent to $88.3) at March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022, we recognized an unrealized foreign currency gain of $0.9 relative to the translation of the EUR Revolver Borrowings outstanding during the reporting period. This unrealized foreign currency gain is classified as foreign currency loss and other in the condensed consolidated statements of income for the three months ended March 31, 2022.
(3)Our convertible notes due November 2024, net of unamortized debt issuance costs, are included in current maturities for both periods presented.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2022
(Dollars and shares in millions, except per share amounts) – Continued

Senior Secured Revolving Credit Facility
On October 18, 2021 we entered into the Fifth Amended and Restated Credit Agreement, which provides for a Senior Secured Revolving Credit Facility (the “SSRCF”). The SSRCF matures on October 19, 2026.
•The SSRCF has a borrowing capacity of $1,000.0 and includes a $100.0 sub limit for letters of credit, a $250.0 sub limit for discretionary letters of credit and a $100.0 sub-limit for swingline loans.
•We may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $500.0 or a lesser amount in integral multiples of $25.0 to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable.
•The SSRCF bears interest at a base rate plus an applicable margin determined on a leveraged-based scale which (before giving effect to the sustainability pricing adjustments described below) ranges from 25 to 125 basis points for base rate loans and 125 to 225 basis points for LIBOR loans.
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
•We are required to pay commitment fees on any unused commitments under the SSRCF which, before giving effect to the sustainability fee adjustments (as described below), is determined on a leverage-based sliding scale ranging from 20 to 35 basis points.
•The commitment fees described above are also subject to sustainability fee adjustments based on the aforementioned ratio. The sustainability fee adjustments range from an addition of 0.01% to a reduction of 0.01%.
•Interest and fees are payable on a quarterly basis (or if earlier, at the end of each interest period for LIBOR loans).
Significant financial covenants for the SSRCF include financial maintenance covenants that, as of the last day of any fiscal quarter ending on and after September 30, 2021, (i) require the ratio of the amount of Chart and its subsidiaries’ consolidated total net indebtedness to consolidated EBITDA to be less than specified maximum ratio levels and (ii) require the ratio of the amount of Chart and its subsidiaries’ consolidated EBITDA to consolidated cash interest expense to be greater than a specified minimum ratio level. The SSRCF includes a number of other customary covenants including, but not limited to, restrictions on our ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations and pay dividends or distributions. At March 31, 2022, we were in compliance with all covenants.
The SSRCF also contains customary events of default. If such an event of default occurs, the lenders thereunder would be entitled to take various actions, including the acceleration of amounts due and all actions permitted to be taken by a secured creditor. The SSRCF is guaranteed by Chart and substantially all of its U.S. subsidiaries, and secured by substantially all of the assets of Chart and its U.S. subsidiaries and 65% of the capital stock of our material non-U.S. subsidiaries (as defined by the Fifth Amended and Restated Credit Agreement) that are owned by U.S. subsidiaries.
We recorded $9.1 in deferred debt issuance costs related to the SSRCF, which includes $6.1 in unamortized debt issuance costs from previous credit facilities. Deferred debt issuance costs related to the SSRCF are presented in other assets in the condensed consolidated balance sheets and are being amortized over the five-year term of the SSRCF. At March 31, 2022 and December 31, 2021, unamortized debt issuance costs associated with the SSRCF were $8.3 and $8.7, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2022
(Dollars and shares in millions, except per share amounts) – Continued

The following table summarizes interest expense and financing costs amortization related to the 2026 Credit Facilities:

	Three Months Ended March 31,
	2022	2021
Interest expense, senior secured revolving credit facility due October 2026	$3.3	$—
Interest expense, term loan due June 2024	—	0.6
Interest expense, senior secured revolving credit facility due June 2024	—	0.7
Total interest expense	$3.3	$1.3

Financing costs amortization, senior secured revolving credit facility due October 2026	$0.5	$—
Financing costs amortization, senior secured revolving credit facility and term loan due June 2024	—	1.0
Total financing costs amortization	$0.5	$1.0
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
The initial conversion rate for the 2024 Notes is 17.0285 shares of common stock (subject to adjustment as provided for in the Indenture) per $1,000 principal amount of the 2024 Notes, which is equal to an initial conversion price of approximately $58.725 per share, representing a conversion premium of approximately 35% above the closing price of our common stock of $43.50 per share on October 31, 2017. In addition, following certain corporate events that occur prior to the maturity date as described in the Indenture, we will pay a make-whole premium by increasing the conversion rate for a holder who elects to convert its 2024 Notes in connection with such a corporate event in certain circumstances. For purposes of calculating earnings per share, if the average market price of our common stock exceeds the applicable conversion price during the periods reported, shares contingently issuable under the 2024 Notes will have a dilutive effect with respect to our common stock. Since our closing common stock price of $171.77 at the end of the period exceeded the conversion price of $58.725, the if-converted value exceeded the principal amount of the 2024 Notes by approximately $498.2 at March 31, 2022. As described below, we entered into convertible note hedge transactions, which are expected to reduce the potential dilution with respect to our common stock upon conversion of the 2024 Notes.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2022
(Dollars and shares in millions, except per share amounts) – Continued

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
As of April 1, 2022, the 2024 Notes continue to be convertible at the option of the shareholders. This conversion right, which will remain available until June 30, 2022, was triggered since the closing price of our common stock was greater than or equal to $76.3425 (130% of the conversion price of the 2024 Notes) for at least 20 trading days during the last 30 trading days ending on March 31, 2022. Since the holders of the 2024 Notes could potentially convert their 2024 Notes at their option during the three month period subsequent to March 31, 2022, the $258.8 principal amount of the 2024 Notes was classified as a current liability in the unaudited condensed consolidated balance sheet at March 31, 2022. As of December 31, 2021, the 2024 Notes were convertible at the option of the holders, and the liability component of the 2024 Notes was classified as a current liability. We will reassess the convertibility of the 2024 Notes and the related balance sheet classification on a quarterly basis. There have been no conversions as of the date of this filing.
The following table summarizes 1.0% contractual interest coupon and financing costs amortization associated with the 2024 Notes:

	Three Months Ended March 31,
	2022	2021
2024 Notes, 1.0% contractual interest coupon	$0.6	$0.6

2024 Notes, financing costs amortization (1)	$0.2	$0.2
_______________
(1)We amortize debt issuance costs of $6.8 over the term of the 2024 Notes using the effective interest method.
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
Foreign Facilities
In various markets where we do business, we have local credit facilities to meet local working capital demands, fund letters of credit and bank guarantees, and support other short-term cash requirements. The facilities generally have variable interest rates and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. We are permitted to borrow up to USD equivalent $86.4 under certain of our foreign facilities. As of March 31, 2022 and December 31, 2021 there were none outstanding in USD equivalent in borrowings outstanding under these facilities.
Certain of our foreign facilities allow us to request bank guarantees and letters of credit. None of these facilities allow revolving credit borrowings. We have foreign letters of credit and bank guarantees that totaled USD equivalent $66.6 and $31.2 as of March 31, 2022 and December 31, 2021, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2022
(Dollars and shares in millions, except per share amounts) – Continued

Letters of Credit
L.A. Turbine, a wholly-owned subsidiary of the Company, had $0.2 in deposits in a bank outside of the SSRCF to secure letters of credit as of both March 31, 2022 and December 31, 2021. The deposits are treated as restricted cash and restricted cash equivalents in the unaudited condensed consolidated balance sheets.
Rate Swap Agreement
On April 1, 2022 we entered into a euro 100.0 million (equivalent to $110.0) cross currency swap as a net investment hedge of our investments in certain international subsidiaries that use the euro as their functional currency in order to reduce the volatility caused by changes in exchange rates.
Fair Value Disclosures
The fair value of the 2024 Notes was approximately 296% and 276% of their par value as of March 31, 2022 and December 31, 2021, respectively. The 2024 Notes are actively quoted instruments and, accordingly, the fair value of the 2024 Notes was determined using Level 1 inputs.
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
The following table represents changes in our consolidated warranty reserve:

Balance at December 31, 2021	$10.5
Issued – warranty expense	1.1
Warranty usage	(2.2)
Balance at March 31, 2022	$9.4
NOTE 10 — Business Combinations
Earthly Labs Inc. Acquisition
On December 14, 2021, we acquired the remaining 85% of Earthly Labs (we previously held a 15% equity investment in Earthly Labs) for cash and stock for a previously disclosed estimated preliminary purchase price of $63.1. During the first three months of 2022, we decreased the value of the stock consideration by $1.2 to reflect the December 13, 2021 closing price of Chart common stock of $160.63 per share, which lowered the preliminary estimated purchase price to $61.9 or $58.4 net of $3.5 cash acquired. In connection with the Earthly Labs acquisition, Chart shall pay to the sellers a royalty on sales of a carbon capture unit for residential use launched for sale to the public by Chart, which has not yet been developed. Refer to the “Contingent Consideration” section below for further discussion. Earthly Labs is a leading provider of small-scale carbon capture systems offering an affordable, small footprint technology platform called “CiCi ®” to capture, recycle, reuse, track and sell CO2. Earthly Labs proprietary approach includes hardware, software and services to address half of all existing carbon dioxide emissions from industrial sources while converting molecules to value.
The preliminary estimated fair value of the total net assets acquired include goodwill, identifiable intangible assets and other net liabilities at the date of acquisition in the amounts of $46.5, $27.0 and $3.5, respectively, (as previously reported: $47.2, $27.0 and $11.1, respectively). Amounts previously reported were preliminary and based on provisional fair values. During the first three months of 2022, we received and analyzed new information about certain assets acquired and subsequently adjusted their fair values accordingly. Intangible assets consists of unpatented technology, trade names, customer relationships and backlog.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2022
(Dollars and shares in millions, except per share amounts) – Continued

AdEdge Acquisition
On August 27, 2021, we acquired 100% of the equity interests of AdEdge Holdings, LLC (“AdEdge”) for $37.5 in cash, net of $1.4 of cash acquired and a net working capital settlement of $0.8 finalized during the first quarter of 2022. AdEdge is a water treatment technology and solution provider specializing in the design, development, fabrication and supply of water treatment solutions, specialty medias, legacy and innovative technologies that remove a wide range of contaminants from water. The preliminary estimated fair value of the total net assets acquired include goodwill, identifiable intangible assets and other net assets at the date of acquisition in the amounts of $16.6, $18.2 and $4.1, respectively (as previously reported: $15.9, $18.2 and $4.8, respectively). During the first three months of 2022, we increased goodwill by $0.7, which included the $0.8 final net working capital adjustment mentioned above, partially offset by a $0.1 adjustment to other assets.
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
The following table summarizes the preliminary estimated fair value of the assets acquired in the L.A. Turbine acquisition at the acquisition date:

Net assets acquired:
Identifiable intangible assets	$43.7
Goodwill (1)	41.9
Other assets (1)	4.8
Property, plant and equipment	2.6
Cash and cash equivalents	1.4
Liabilities	(16.4)
Net assets acquired	$78.0
_______________
(1)As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2021, we reported goodwill and other assets of $42.1 and $4.6, respectively. During the first quarter of 2022, we recorded purchase price adjustments that decreased goodwill by $0.2 and increased other assets by $0.2.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2022
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
_______________
(1)Other identifiable intangible assets is included in “Patents and other” in Note 6, “Goodwill and Intangible Assets.”
Cryogenic Gas Technologies, Inc. Acquisition
On February 16, 2021, we acquired 100% of the equity interests of Cryogenic Gas Technologies, Inc. (“Cryo Technologies”) for approximately $55.0 in cash (subject to certain customary adjustments), net of $0.6 cash acquired. Cryo Technologies is a global leader in custom engineered process systems to separate, purify, refrigerate, liquefy and distribute high value industrial gases such as hydrogen, helium, argon and hydrocarbons with design capabilities for cold boxes for hydrogen and helium use. The distribution systems Cryo Technologies supplies are located within the helium and hydrogen liquefaction facilities and are inclusive of trailer loading systems, which facilitates the first step in product distribution. During the first quarter of 2022 the Cryo Technologies purchase price allocation was finalized. The fair value of the total net assets acquired include goodwill, identifiable intangible assets and other net assets at the date of acquisition was $34.9, $19.5 and $1.2, respectively. Intangible assets consists of customer relationships, unpatented technology, trademarks and trade names, backlog and non-compete agreements.
The purchase price allocations of Earthly Labs, AdEdge and LAT (the “acquisitions”) are preliminary and are based on provisional fair values and subject to revision as we finalize third-party valuations and other analyses. Final determination of the fair values may result in further adjustments to the value of net assets acquired.
As defined in Note 2, “Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2021, we preliminarily allocated the acquisition consideration to tangible and identifiable intangible assets acquired and liabilities assumed based on their preliminary estimated fair values as of the acquisition date. The preliminary fair value of the acquired tangible and identifiable intangible assets was determined based on inputs that are unobservable and significant to the overall fair value measurement. The preliminary fair value is based on estimates and assumptions made by management at the time of the acquisition. As such, the acquisitions are classified as Level 3 fair value hierarchy measurements and disclosures.
Contingent Consideration
The fair value of contingent consideration was $16.9 for SES and $3.2 for BIG at the date of acquisitions and was valued according to a discounted cash flow approach, which included assumptions regarding the probability of achieving certain targets and a discount rate applied to the potential payments. Potential payments are measured between the period commencing April 1, 2022 and ending on December 31, 2028 based on the attainment of certain earnings targets. The potential payments related to both SES and BIG contingent consideration on a combined basis is between $0.0 and $31.0. The estimated fair value of contingent consideration related to SES decreased by $0.5 and increased by $0.7 for the three months ended March 31, 2022 and 2021, respectively. The estimated fair value of contingent consideration related to BIG decreased by $0.3 and increased by $0.1 for the three months ended March 31, 2022 and 2021, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2022
(Dollars and shares in millions, except per share amounts) – Continued

In connection with the Earthly Labs acquisition, Chart will pay to the sellers a royalty on sales of carbon capture unit for residential use launched for sale to the public by Chart in an amount equal to 4% of such sales. Potential royalty payments shall be paid to the sellers during the three year period following Chart’s launch of this product. This product has not yet been developed and as such, the fair value of the contingent consideration liability that arises from this arrangement was insignificant as of March 31, 2022 and December 31, 2021.
Valuations are performed using Level 3 inputs as defined in Note 2, “Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2021 and are evaluated on a quarterly basis based on forecasted sales and earnings targets. Contingent consideration liabilities are classified as other current liabilities and other long-term liabilities in the condensed consolidated balance sheets. Changes in fair value of contingent consideration, including accretion, are recorded as selling, general, and administrative expenses in the condensed consolidated statements of income and comprehensive income.
The following table represents the changes to our contingent consideration liabilities:

	SES	BIG	Total
Balance at December 31, 2021	$19.1	$2.1	$21.2
Decrease in fair value of contingent consideration liabilities	(0.5)	(0.3)	(0.8)
Balance at March 31, 2022	$18.6	$1.8	$20.4
NOTE 11 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at December 31, 2021	$(15.2)	$(6.5)	$(21.7)
Other comprehensive loss	(6.1)	—	(6.1)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	0.1	0.1
Net current-period other comprehensive (loss) income, net of taxes	(6.1)	0.1	(6.0)
Balance at March 31, 2022	$(21.3)	$(6.4)	$(27.7)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income (loss)
Balance at December 31, 2020	$13.8	$(11.4)	$2.4
Other comprehensive loss	(19.6)	—	(19.6)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	0.4	0.4
Net current-period other comprehensive (loss) income, net of taxes	(19.6)	0.4	(19.2)
Balance at March 31, 2021	$(5.8)	$(11.0)	$(16.8)

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2022
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 12 — Earnings Per Share
The following table represents calculations of net earnings per share of common stock:

	Three Months Ended March 31,
	2022	2021
Net income attributable to Chart Industries, Inc.	$10.2	$25.6

Earnings per common share – basic:
Basic	$0.28	$0.72
Diluted	$0.25	$0.63

Weighted average number of common shares outstanding – basic	35.83	35.55
Incremental shares issuable upon assumed conversion and exercise of share-based awards	0.24	0.33
Incremental shares issuable due to dilutive effect of convertible notes	2.56	2.57
Incremental shares issuable due to dilutive effect of warrants	2.16	2.17
Weighted average number of common shares outstanding – diluted	40.79	40.62
Diluted earnings per share does not reflect the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Share-based awards	0.14	0.06
Convertible note hedge and capped call transactions (1)	2.56	2.57
Warrants	—	—
Total anti-dilutive securities	2.70	2.63
 _______________
(1)The convertible note hedge offsets any dilution upon actual conversion of the 2024 Notes up to a common stock price of $71.775 per share. For further information, refer to Note 8, “Debt and Credit Arrangements.”
NOTE 13 — Income Taxes
Income tax expense of $2.1 and $3.1 for the three months ended March 31, 2022 and 2021, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 16.5% and 10.7%, respectively.
The effective income tax rates of 16.5% for the three months ended March 31, 2022 differed from the U.S. federal statutory rate of 21% primarily due to income incurred by some of our foreign operations for which no detriment was recorded, partially offset by the effect of income earned by our certain foreign entities being taxed at higher rates than the U.S. federal statutory rate and excess tax benefits associated with share-based compensation.
The effective income tax rates of 10.7% for the three months ended March 31, 2021, differed from the U.S. federal statutory rate of 21% primarily due to losses incurred by certain of our foreign operations for which no benefit was recorded, partially offset by the effect of income earned by certain of our foreign entities being taxed at higher rates than the U.S. federal statutory rate and excess tax benefits associated with share-based compensation.
As of both March 31, 2022 and December 31, 2021, we had a liability for gross unrecognized tax benefits of $1.7. This amount includes $1.2 of unrecognized tax benefits as of March 31, 2022 and December 31, 2021, which if ultimately recognized, would reduce our annual effective income tax rate. We recognized interest and penalties of $0.3 related to uncertain tax positions in income tax expense as of March 31, 2022.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2022
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 14 — Share-based Compensation
During the three months ended March 31, 2022, we granted 0.03 stock options, 0.04 restricted stock units and 0.01 performance units. The total fair value of awards granted to employees during the three months ended March 31, 2022 was $10.5. In addition, our non-employee directors received stock awards with a total fair value of $0.2. During the three months ended March 31, 2022, participants in our stock option plans exercised options to purchase 0.02 shares of our common stock.
Stock options generally have a four-year graded vesting period. Restricted stock and restricted stock units generally vest ratably over a three-year period. Performance units generally vest at the end of a three-year performance period based on the attainment of certain pre-determined performance condition targets. During three months ended March 31, 2022, 0.05 restricted stock and restricted stock units vested and 0.02 performance units vested.
Share-based compensation expense was $3.3 and $3.4 for the three months ended March 31, 2022 and 2021, respectively. Share-based compensation expense is included in selling, general, and administrative expenses in the unaudited condensed consolidated statements of income and comprehensive income. As of March 31, 2022, total share-based compensation of $17.0 is expected to be recognized over the weighted-average period of approximately 2.6 years.
NOTE 15 — Commitments and Contingencies
Environmental
We are subject to federal, state, local, and foreign environmental laws and regulations concerning, among other matters, waste water effluents, air emissions, and handling and disposal of hazardous materials, such as cleaning fluids. We are involved with environmental compliance, investigation, monitoring, and remediation activities at certain of our owned and formerly owned manufacturing facilities and at one owned facility that is leased to a third party, and, except for these continuing remediation efforts, believe we are currently in substantial compliance with all known environmental regulations. At March 31, 2022 and December 31, 2021, we had undiscounted accrued environmental reserves of $0.1 and $0.2, respectively.
Legal Proceedings
Stainless Steel Cryobiological Tank Legal Proceedings
In connection with the October 1, 2020 divestiture of our cryobiological products business, Chart retained certain potential liabilities, including claims in connection with our following litigation. During the second quarter of 2018, Chart was named in lawsuits (including lawsuits filed in the U.S. District Court for the Northern District of California) filed against Chart and other defendants with respect to the alleged failure of a stainless steel cryobiological storage tank (model MVE 808AF-GB) at the Pacific Fertility Center in San Francisco, California. In May and June of 2021, the first five of the federal lawsuits went to trial, and on June 10, 2021, the jury reached a verdict against Chart in favor of the plaintiffs in those lawsuits in the amount of $14.9, of which 90% ($13.5) is attributable to Chart. On August 13, 2021, judgment was entered, and on September 10, 2021, we filed two post-trial motions: a motion for a new trial and a renewed motion for judgment as a matter of law. The motion for new trial or, in the alternative, request for remittitur, sought, among other relief, to have the court grant a new trial because of erroneous evidentiary rulings, a factually unsupported negligence claim, plaintiffs’ attorney misconduct, allocation of fault that was not supported by the record, and excessive noneconomic damages. The renewed motion for judgment as a matter of law sought to have the court direct judgment for Chart on the negligent failure to recall claim because of our contention that plaintiffs failed to present sufficient evidence to prove each element of that claim. On November 5, 2021, the court denied these post-trial motions. Chart filed its notice of appeal on December 1, 2021. On December 7, 2021, the court stayed the remaining federal lawsuits pending resolution of Chart’s appeal.
In the second quarter 2021, we recorded a loss contingency accrual and corresponding charge to net income for $13.5 in the amount of the jury verdict attributable to Chart. The loss contingency accrual is included in other current liabilities in our unaudited condensed consolidated balance sheet at March 31, 2022. Chart expects that any potential loss associated with the verdict will be covered by existing product liability insurance, subject to previously issued reservations of rights by the insurance carriers. Accordingly, we have recorded an offsetting $13.5 loss recovery receivable with a corresponding credit to net income. The loss recovery receivable is included in other current assets in our unaudited condensed consolidated balance sheet at March 31, 2022. Although we continue to vigorously contest the result in this case, we continue to recognize the loss contingency accrual and related loss recovery receivable in our unaudited condensed consolidated balance sheet at March 31, 2022.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2022
(Dollars and shares in millions, except per share amounts) – Continued

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
We have asserted various defenses against the claims in the lawsuits, which remain in various stages of development, including a defense that since manufacture, we were not in any way involved with the installation, ongoing maintenance or monitoring of the tank or related fertility center cryogenic systems at any time since the initial delivery of the tank. We continue to evaluate the merits of such claims for each specific case in light of the information available to date regarding use, maintenance and operation of the tank that was sold to the Pacific Fertility Center. The Company has initiated negotiations with certain representatives of the plaintiffs to ascertain whether a preliminary settlement framework, acceptable to all constituent parties, for these fertility clinic cases can be reached. There remains substantial uncertainty with respect to the potential for a settlement. As such, we have not reached a conclusion that losses in these cases are currently probable. Based on the status of the settlement negotiations, the ongoing status of the various lawsuits, and the consideration of insurance coverage, we estimate that losses of up to approximately $50.0 are reasonably possible.
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
NOTE 16 — Restructuring Activities
Restructuring costs of $0.1 for the three months ended March 31, 2022, were primarily related to moving and employee severance costs relative to restructuring at our Beasley, Texas, Houston, Texas and Tulsa, Oklahoma facilities. Restructuring costs of $0.7 for the first three months of 2021 were primarily related to headcount reductions and facility relocation and moving expenses associated with a transfer of operations from our Tulsa, Oklahoma facility to our Beasley, Texas location. This project was a cost reduction measure within our Heat Transfer Systems segment to continue to structure the business for profitable growth and capacity efficiency.
We are closely monitoring our end markets and order rates and will continue to take appropriate and timely actions as necessary.
The following table summarizes severance and other restructuring costs, which includes employee-related costs, facility rent and exit costs, relocation, recruiting, travel and other:

	Three Months Ended March 31,
	2022	2021
Severance:
Cost of sales	$0.1	$—
Selling, general, and administrative expenses	(0.1)	0.3
Total severance costs	—	0.3
Other restructuring:
Cost of sales	0.1	0.4
Selling, general, and administrative expenses	—	—
Total other restructuring costs	0.1	0.4

Total restructuring costs	$0.1	$0.7

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2022
(Dollars and shares in millions, except per share amounts) – Continued

The following tables summarize our restructuring activities:

	Three Months Ended March 31, 2022
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Corporate	Consolidated
Balance at December 31, 2021	$0.4	$0.5	$—	$1.4	$—	$2.3
Restructuring charges	—	0.1	—	—	—	0.1
Cash payments and other	(0.3)	(0.6)	—	—	—	(0.9)
Balance at March 31, 2022	$0.1	$—	$—	$1.4	$—	$1.5

	Three Months Ended March 31, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Corporate	Consolidated
Balance at December 31, 2020	$0.5	$0.2	$—	$—	$0.1	$0.8
Restructuring charges	0.3	0.4	—	—	—	0.7
Cash payments and other	(0.3)	(0.6)	—	—	(0.1)	(1.0)
Balance at March 31, 2021	$0.5	$—	$—	$—	$—	$0.5

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
Macroeconomic Impacts
During the first quarter of 2022 we had record orders, record backlog and improving margin as a percent of sales. Supply chain, labor and logistics issues driven by macroeconomic conditions weighed on business in the first quarter of 2022, in particular on the gross margin line as our series of price increases were not able to completely keep pace with rapidly accelerating material costs, freight, logistics and backlog timing. Additionally, the current conflict between Russia and Ukraine and the related sanctions imposed by countries against Russia are creating uncertainty in the global economy. While we do not have operations in Russia or Ukraine, we are unable to predict the impact these actions will have on the global economy or on our business, financial condition and results of operations. Furthermore, the uncertainty associated with the coronavirus (Covid-19) pandemic remains, which we continue to actively monitor in terms of its potential impact on our results of operations beyond the first quarter of 2022. The extent to which our operations will be impacted by the Covid-19 pandemic will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity or resurgence of the Covid-19 virus and its variants and actions by government authorities to contain the pandemic or treat its impact, among other things.
Environmental, Social, Governance
Chart is proud to be at the forefront of the clean energy transition as a leading provider of technology, equipment and services related to liquefied natural gas, hydrogen, biogas, carbon capture and water treatment, among other applications. We also captured as our unique offering for the “Nexus of Clean” clean power, clean water, clean food and clean industrials. This leadership position is possible not only because we have the broadest offering of clean innovative solutions for the various end markets we serve, but also because we are committed to global responsibility. Reporting our ESG performance is one of the ways we demonstrate accountability and transparency to our team members, suppliers, customers, shareholders and communities. Below are some highlights of our ESG efforts, and further information can be found in our third Annual Sustainability report with scorecard which was released in April 2022.
•We reported a 0.80 Total Recordable Incident Rate (TRIR) for the year ended December 31, 2021, with emphasis on safety as our #1 priority and focus on all team members being empowered and authorized to stop work if they see an unsafe or potentially unsafe situation.
•At the end of March 2022, we had our lowest 12-month rolling TRIR in Chart’s history.
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

•We have set a target to reduce our carbon intensity 30% by 2030 and have specific initiatives in place to help us meet this goal. In 2021, we made progress towards achieving our target by reducing GHG Intensity by 14% year-over-year.
•In terms of lowering our own emissions, we made plant improvements including energy efficient upgrades for various equipment, replacing diesel powered equipment with electric and installing LED lighting in office spaces. In 2021, Chart reduced Scope 2 emissions by 9.7%.
•We are our helping customers to achieve their own sustainability targets in a number of different ways whether that’s through reducing the amount of plastic used in packaging to lowering greenhouse gas emissions by enabling the transition towards cleaner fuels.
•We have an independent Board of Directors that is comprised of seven directors (four of our seven directors are female and four of our seven are diverse) and governed with a separate Chairman and CEO.
•We hold regular meetings on the topic and reviews with our Board of Directors.
•We link our executives and their direct reports short-term incentive payout (25% of the strategic and operational goals) to a metric driven, percentage-reduction ESG metric, and have done this for two years.
•Our team volunteers in their communities with a focus on supporting children and families, ending hunger and improving health. We offer every team member worldwide one paid day off each year to volunteer in our communities, and we donated over $120,000 to charities in the communities we work in during the 2021 year. In 2021, Chart started matching employee donations up to $250 per employee per year to charitable organizations.
•We have an employee relief fund for our own team members that need assistance.
•Our team members raised over $30,000 in 2021 and $25,000 in 2022 to support women through Dress For Success.
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
◦S&P Global Platts Energy Awards Corporate Social Responsibility (Diversified) Award Finalist (2021)
First Quarter 2022 Highlights
Strong order activity contributed to record ending total backlog of $1,477.0 million as of March 31, 2022 compared to $934.1 million as of March 31, 2021 representing an increase of $542.9 million or 58.1%, which reflects the broad-based demand we continue to see year-over-year across our product categories. The increase in backlog was largely driven by record orders as of March 31, 2022 of $636.8 million compared to $417.2 million as of March 31, 2021 representing an increase of $219.6 million or 52.6%. Record orders in our Heat Transfer Systems segment of $354.1 million for the three months ended March 31, 2022 compared to $104.9 million and $117.5 million for the three months ended March 31, 2021 and December 31, 2021, respectively, were mainly driven by big LNG orders of $228.4 million during the three months ended March 31, 2022. Cryo Tank Solutions segment backlog was $365.8 million as of March 31, 2022, a record, as compared to $245.8 million and $346.8 million as of March 31, 2021 and December 31, 2021, respectively. Heat Transfer Systems segment backlog was $639.5 million as of March 31, 2022, also a record, as compared to $361.4 million and $370.4 million as of March 31, 2021 and December 31, 2021, respectively.
Consolidated sales increased to $354.1 million in the three months ended March 31, 2022 from $288.5 million in the three months ended March 31, 2021, representing an increase of $65.6 million or 22.7% (13.6% organically), mainly driven by our Specialty Products segment with record sales in water treatment and carbon capture and by our Cryo Tank Solutions segment. Sales increased in our Heat Transfer Systems segment compared to the three months ended March 31, 2021 with record sales in cold box projects and in our Repair, Service, & Leasing segment with record sales in parts, repairs, and services and fans aftermarket. The consolidated sales increase was bolstered by sales from 2021 and 2020 acquisitions. Consolidated gross profit increased during the three months ended March 31, 2022 compared to the three months ended December 31, 2021 by $1.5 million or 1.8% and gross profit margin for the three months ended March 31, 2022 of 23.6% increased from 21.7% for the three months ended December 31, 2021, demonstrating our progress in incremental and sequential quarterly improvement in our margin profile as we continued to take further pricing and cost reduction actions to progress faster against our lagging cost to price backlog.
Consolidated selling, general and administrative expenses as a percentage of consolidated sales for the three months ended March 31, 2022 decreased by 0.9% as compared to the three months ended March 31, 2021 primarily driven by the effect of cost reduction actions we took in 2021.

Outlook
Given our record backlog quarter in the first quarter 2022 plus another record order quarter as well as our progress on pricing and cost reductions, our confidence is strong in our anticipated 2022 full year outlook. Our current sales outlook includes approximately $25 to $40 million of big LNG related revenue in the year from orders booked in the first quarter 2022 where sales timing is expected to sequentially increase throughout the year, with the big LNG revenue primarily in the latter part of 2022. Recently, key customers for our HLNG vehicle tank products lowered their 2022 purchasing forecasts (timing shift is anticipated to 2023) as the result of the macroeconomic challenges in the vehicle industry. This primarily impacts our second quarter 2022. We consider uncertainty around shutdowns and logistics in China in the near-term in our outlook. As we said previously, we anticipate the first half of 2022 will include a margin drag from historical levels from the ongoing macro challenges but increasingly be offset as the year progresses by the positive impact from actions we have taken to date.
We continue to invest in our automation, process improvement, and productivity activities across Chart, with total anticipated 2022 capital expenditures spend of $50.0 million to $55.0 million.
Consolidated Results for the Three Months Ended March 31, 2022 and 2021, and December 31, 2021
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the three months ended March 31, 2022 and 2021 and December 31, 2021 (dollars in millions). Financial data for the three months ended December 31, 2021 has been included to provide additional information regarding our business trends on a sequential quarter basis.
Selected Financial Information

	Three Months Ended			Current Quarter vs. Prior Year Same Quarter		Current Quarter vs. Prior Sequential Quarter
	March 31, 2022	March 31, 2021	December 31, 2021	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Sales
Cryo Tank Solutions	$118.1	$103.9	$133.5	$14.2	13.7%	$(15.4)	(11.5)%
Heat Transfer Systems	79.3	69.2	71.9	10.1	14.6%	7.4	10.3%
Specialty Products	107.5	77.3	131.9	30.2	39.1%	(24.4)	(18.5)%
Repair, Service & Leasing	49.3	41.4	44.7	7.9	19.1%	4.6	10.3%
Intersegment eliminations	(0.1)	(3.3)	(3.1)	3.2	(97.0)%	3.0	(96.8)%
Consolidated	$354.1	$288.5	$378.9	$65.6	22.7%	$(24.8)	(6.5)%

	Three Months Ended			Current Quarter vs. Prior Year Same Quarter		Current Quarter vs. Prior Sequential Quarter
	March 31, 2022	March 31, 2021	December 31, 2021	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Gross Profit
Cryo Tank Solutions	$25.4	$25.2	$22.5	$0.2	0.8%	$2.9	12.9%
Heat Transfer Systems	10.1	15.8	6.4	(5.7)	(36.1)%	3.7	57.8%
Specialty Products	32.6	28.2	39.9	4.4	15.6%	(7.3)	(18.3)%
Repair, Service & Leasing	15.6	14.7	13.4	0.9	6.1%	2.2	16.4%
Consolidated	$83.7	$83.9	$82.2	$(0.2)	(0.2)%	$1.5	1.8%

Gross Profit Margin
Cryo Tank Solutions	21.5%	24.3%	16.9%
Heat Transfer Systems	12.7%	22.8%	8.9%
Specialty Products	30.3%	36.5%	30.3%
Repair, Service & Leasing	31.6%	35.5%	30.0%
Consolidated	23.6%	29.1%	21.7%

SG&A Expenses
Cryo Tank Solutions	$10.7	$8.9	$11.0	$1.8	20.2%	$(0.3)	(2.7)%
Heat Transfer Systems	6.5	7.1	7.2	(0.6)	(8.5)%	(0.7)	(9.7)%
Specialty Products	14.0	9.1	10.8	4.9	53.8%	3.2	29.6%
Repair, Service & Leasing	4.0	4.4	4.1	(0.4)	(9.1)%	(0.1)	(2.4)%
Corporate	18.3	16.8	18.3	1.5	8.9%	—	—%
Consolidated	$53.5	$46.3	$51.4	$7.2	15.6%	$2.1	4.1%

SG&A Expenses (% of Sales)
Cryo Tank Solutions	9.1%	8.6%	8.2%
Heat Transfer Systems	8.2%	10.3%	10.0%
Specialty Products	13.0%	11.8%	8.2%
Repair, Service & Leasing	8.1%	10.6%	9.2%
Consolidated	15.1%	16.0%	13.6%

Operating Income (Loss) (1)
Cryo Tank Solutions	$14.1	$15.6	$10.9	$(1.5)	(9.6)%	$3.2	29.4%
Heat Transfer Systems	(0.2)	3.8	(5.8)	(4.0)	(105.3)%	5.6	(96.6)%
Specialty Products (2)	16.2	17.9	26.4	(1.7)	(9.5)%	(10.2)	(38.6)%
Repair, Service & Leasing	8.3	8.3	7.2	—	—%	1.1	15.3%
Corporate (3)	(18.3)	(16.8)	(18.3)	(1.5)	8.9%	—	—%
Consolidated	$20.1	$28.8	$20.4	$(8.7)	(30.2)%	$(0.3)	(1.5)%

Operating Margin
Cryo Tank Solutions	11.9%	15.0%	8.2%
Heat Transfer Systems	(0.3)%	5.5%	(8.1)%
Specialty Products	15.1%	23.2%	20.0%
Repair, Service & Leasing	16.8%	20.0%	16.1%
Consolidated	5.7%	10.0%	5.4%

_______________
(1)Restructuring costs for the three months ended:
•March 31, 2022 were $0.1 in our Heat Transfer Systems segment.
•March 31, 2021 were $0.7 ($0.3 - Cryo Tank Solutions, $0.4 - Heat Transfer Systems).
•December 31, 2021 were $0.6 ($0.5 - Heat Transfer Systems, $0.1 - Repair, Service & Leasing).
(2)Acquisition-related contingent consideration adjustments in our Specialty Products segment for the three months ended:
•March 31, 2022 were a decrease in fair value of $0.8.
•March 31, 2021 were an increase in fair value of $0.8.
•December 31, 2021 were a decrease in fair value of $1.2.
(3)Includes deal-related and integration costs of $4.2 and $4.9 for the three months ended March 31, 2022 and December 31, 2021, respectively.
Results of Operations for the Three Months Ended March 31, 2022 and 2021, and December 31, 2021
Sales for the first quarter of 2022 compared to the same quarter in 2021 increased by $65.6 million ($38.7 million organically), from $288.5 million to $354.1 million, or 22.7%. This increase was primarily driven by growth in our Specialty Products segment on favorable sales in hydrogen and helium applications, water treatment equipment sales and food & beverage applications, within our Cryo Tank Solutions segment on favorable sales in storage equipment and engineered tanks and systems, within our Heat Transfer Systems segment on favorable sales in cold box projects and air cooled heat exchangers, and within our Repair, Service & Leasing segment on favorable sales in aftermarket air cooled heat exchangers, aftermarket L.A. Turbine, and record sales in parts, repairs, and services.
Gross profit for the first quarter of 2022 compared to the same quarter in 2021 decreased by $0.2 million from $83.9 million to $83.7 million or 0.2%. Gross profit margin of 23.6% for the first quarter of 2022 decreased from 29.1% in the first quarter of 2021. The decrease in gross profit margin in the current quarter over first quarter of 2021 was primarily driven by macroeconomic conditions as our price increases lagged more than the rapidly accelerating material prices and freight costs for all segments overall. Restructuring costs recorded to cost of sales were $0.2 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.
Consolidated SG&A expenses increased by $7.2 million or 15.6% during the first quarter of 2022 compared to the same quarter in 2021 primarily driven by ramp up in our Specialty Products business which drove higher SG&A expenses in the segment and SG&A expenses related to recent acquisitions. Consolidated SG&A expenses as a percentage of consolidated sales for the three months ended March 31, 2022 decreased by 0.9% as compared to the three months ended March 31, 2021 primarily driven by the effect of cost reduction actions we took in 2021.
Interest Expense, Net and Financing Costs Amortization
Interest expense, net for the three months ended March 31, 2022 and 2021 was $3.2 million and $2.0 million, respectively, representing an increase of $1.2 million. The increase in interest expense, net, is primarily due to higher borrowings outstanding during the first quarter of 2022 on our senior secured revolving credit facility due October 2026, as compared to borrowings outstanding on our previous senior secured revolving credit facility and term loan due June 2024 during the first quarter of 2021. Interest expense, net for both the three months ended March 31, 2022 and 2021 included $0.6 million of 1.0% cash interest expense related to our convertible notes due November 2024 and $3.3 million and $1.3 million, respectively, in interest related to borrowings on our current senior secured revolving credit facility due 2026 and previous senior secured revolving credit facility and term loan due 2024. Financing costs amortization was $0.7 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively. The decrease of $0.5 million was primarily due to the amendment of our credit facilities during the fourth quarter in October 2021, which lowered deferred debt issuance costs.
Unrealized Loss (Gain) On Investments In Equity Securities
During the first quarter of 2022, we recognized an unrealized loss on investments in equity securities of $2.6 million, which was driven by an unrealized loss of $3.7 million on the mark-to-market adjustment of our investment in McPhy, partially offset by a $1.1 million unrealized gain on the mark-to-market adjustment of our investment in Stabilis. During first quarter of 2021, we recognized an unrealized gain of $3.3 million which was driven by a $5.9 million unrealized gain on the mark-to-market adjustment of our investment in Stabilis, partially offset by a $2.6 million unrealized loss on the mark-to-market adjustment of our investment in McPhy.

Foreign Currency Loss
For the three months ended March 31, 2022 and 2021, foreign currency loss and other was $1.6 million and zero, respectively. The variance between periods was primarily driven by fluctuations in the U.S dollar as compared to the euro and Chinese yuan.
Income Tax Expense
Income tax expense of $2.1 million and $3.1 million for the three months ended March 31, 2022 and 2021, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 16.5% and 10.7%, respectively. The effective income tax rate of 16.5% for the three months ended March 31, 2022 differed from the U.S. federal statutory rate of 21% primarily due to income incurred by some of our foreign operations for which no detriment was recorded, partially offset by the effect of income earned by our certain foreign entities being taxed at higher rates than the U.S. federal statutory rate and excess tax benefits associated with share-based compensation.
The effective income tax rate of 10.7% for the three months ended March 31, 2021 differed from the U.S. federal statutory rate of 21% primarily due to losses incurred by some of our foreign operations for which no benefit was recorded, partially offset by the effect of income earned by certain of our foreign entities being taxed at higher rates than the U.S. federal statutory rate and excess tax benefits associated with share-based compensation.
Net Income Attributable to Chart Industries, Inc.
As a result of the foregoing, net income attributable to Chart Industries, Inc. from continuing operations for the three months ended March 31, 2022 and 2021 was $10.2 million and $25.6 million, respectively.
Segment Results for the Three Months Ended March 31, 2022 and 2021
Our reportable and operating segments include: Cryo Tank Solutions, Heat Transfer Systems, Specialty Products and Repair, Service & Leasing. Corporate includes operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, and risk management. Corporate support functions are not currently allocated to the segments. For further information, refer to Note 2, “Reportable Segments” of our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report. The following tables include key metrics used to evaluate our business and measure our performance and represent selected financial data for our operating segments for the three months ended March 31, 2022 and 2021 (dollars in millions):
Cryo Tank Solutions — Results of Operations for the Three Months Ended March 31, 2022 and 2021

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	March 31, 2022	March 31, 2021	Variance ($)	Variance (%)
Sales	$118.1	$103.9	$14.2	13.7%
Gross Profit	25.4	25.2	0.2	0.8%
Gross Profit Margin	21.5%	24.3%
SG&A Expenses	$10.7	$8.9	$1.8	20.2%
SG&A Expenses (% of Sales)	9.1%	8.6%
Operating Income	$14.1	$15.6	$(1.5)	(9.6)%
Operating Margin	11.9%	15.0%
For the first quarter of 2022, Cryo Tank Solutions sales increased by $14.2 million as compared to the same quarter in 2021. As mentioned in the consolidated results above, this increase was mainly driven by higher sales in storage equipment and engineered tanks and systems with strong performance in Europe.
During the first quarter of 2022, Cryo Tank Solutions segment gross profit increased by $0.2 million as compared to the same quarter in 2021, while gross profit margin decreased by 280 basis points. The increase in gross profit was mainly attributable to increased volume efficiencies related to our mobile equipment product lines while the decrease in gross profit margin was mainly driven by higher material prices and higher labor costs due to macroeconomic conditions.
Cryo Tank Solutions segment SG&A expenses increased by $1.8 million during the first quarter of 2022 as compared to the same quarter in 2021, mainly due to higher employee-related costs, partially offset by lower restructuring costs.

Heat Transfer Systems — Results of Operations for the Three Months Ended March 31, 2022 and 2021

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	March 31, 2022	March 31, 2021	Variance ($)	Variance (%)
Sales	$79.3	$69.2	$10.1	14.6%
Gross Profit	10.1	15.8	(5.7)	(36.1)%
Gross Profit Margin	12.7%	22.8%
SG&A Expenses	$6.5	$7.1	$(0.6)	(8.5)%
SG&A Expenses (% of Sales)	8.2%	10.3%
Operating (Loss) Income	$(0.2)	$3.8	$(4.0)	(105.3)%
Operating Margin	(0.3)%	5.5%
For the first quarter of 2022, Heat Transfer Systems segment sales increased by $10.1 million as compared to the same quarter in 2021. As discussed in the consolidated results sections above, the increase in sales was primarily driven by higher volume in cold box projects and air cooled heat exchangers partially offset by petrochemical applications and brazed aluminum heat exchangers. During the first quarter of 2022, we recognized $6.4 million in big LNG sales as compared to $14.7 million recognized during the first quarter of 2021.
During the first quarter of 2022, Heat Transfer Systems segment gross profit decreased by $5.7 million as compared to the same quarter in 2021 and gross profit margin decreased by 1,010 basis points. The decrease in Heat Transfer Systems segment gross profit was primarily due to overall product and project volume mix, which drove higher gross profit margin in 2021.
Heat Transfer Systems segment SG&A expenses decreased during the first quarter of 2022 as compared to the same quarter in 2021, and SG&A expenses as a percentage of sales improved by 210 basis points mainly due to lower research and development costs and lower employee-related costs.
Specialty Products — Results of Operations for the Three Months Ended March 31, 2022 and 2021

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	March 31, 2022	March 31, 2021	Variance ($)	Variance (%)
Sales	$107.5	$77.3	$30.2	39.1%
Gross Profit	32.6	28.2	4.4	15.6%
Gross Profit Margin	30.3%	36.5%
SG&A Expenses	$14.0	$9.1	$4.9	53.8%
SG&A Expenses (% of Sales)	13.0%	11.8%
Operating Income	$16.2	$17.9	$(1.7)	(9.5)%
Operating Margin	15.1%	23.2%
Specialty Products segment sales increased by $30.2 million ($6.5 million organically) during the first quarter of 2022 as compared to the same quarter in 2021. Similar to the comments previously mentioned in the consolidated results section, the increase in Specialty Products sales was primarily driven by favorable sales in hydrogen and helium applications, water treatment and food & beverage applications, each of which had double digit growth during the first quarter of 2022 as compared to the same quarter in 2021. The sales increase was partially offset by lower HLNG vehicle tank sales driven by higher natural gas prices and our customers’ availability of semiconductors due to macroeconomic conditions. The sales increase was bolstered by inorganic additions over the past year. The increase in sales for water treatment equipment is primarily related to our BlueInGreen, LLC and AdEdge businesses.
Specialty Products segment gross profit increased by $4.4 million ($0.9 million organically) during the first quarter of 2022 as compared to the same quarter in 2021 primarily due to higher volume while gross profit margin decreased by 620 basis points. As previously discussed in the consolidated results section, the decrease in gross profit margin was mainly driven by higher material prices and higher labor costs due to macroeconomic conditions.
Specialty Products segment SG&A expenses increased by $4.9 million during the first quarter of 2022 as compared to the same quarter in 2021 primarily driven by ramp up in the business and acquisition additions.

Repair, Service & Leasing — Results of Operations for the Three Months Ended March 31, 2022 and 2021

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	March 31, 2022	March 31, 2021	Variance ($)	Variance (%)
Sales	$49.3	$41.4	$7.9	19.1%
Gross Profit	15.6	14.7	0.9	6.1%
Gross Profit Margin	31.6%	35.5%
SG&A Expenses	$4.0	$4.4	$(0.4)	(9.1)%
SG&A Expenses (% of Sales)	8.1%	10.6%
Operating Income	$8.3	$8.3	$—	—%
Operating Margin	16.8%	20.0%
For the first quarter of 2022, Repair, Service & Leasing segment sales increased by $7.9 million as compared to the same quarter in 2021. Similar to the comments previously mentioned in the consolidated results section, the increase was mainly driven by favorable sales in our aftermarket air cooled heat exchangers, aftermarket L.A. Turbine, and record sales in parts, repairs, and services, partially offset by a decrease our leasing business.
During the first quarter of 2022, Repair, Service & Leasing segment gross profit increased by $0.9 million as compared to the same quarter in 2021, while gross profit margin decreased by 390 basis points. The decrease in gross profit margin was driven by fewer high margin, short-lead time replacement equipment sales during the first quarter of 2022 as compared to the same quarter in 2021.
Repair, Service & Leasing segment SG&A expenses decreased by $0.4 million during the first quarter of 2022, and SG&A expenses as a percentage of sales improved by 250 basis points. L.A. Turbine SG&A expenses of $0.3 million are included in the Repair, Service & Leasing segment results since the July 1, 2021 acquisition date. Excluding L.A. Turbine, SG&A expenses decreased by $0.7 million mainly due to higher employee-related costs.
Corporate
Corporate SG&A expenses increased by $1.5 million during the first quarter of 2022 as compared to the same quarter in 2021 mainly due to higher employee-related costs partially offset by lower insurance costs.
Liquidity and Capital Resources
Debt Instruments and Related Covenants
Our debt instruments and related covenants are described in Note 8, “Debt and Credit Arrangements” to our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report.
Sources and Uses of Cash
Our cash and cash equivalents totaled $99.7 million at March 31, 2022, a decrease of $22.5 million from the balance at December 31, 2021. Our foreign subsidiaries held cash of approximately $81.3 million and $91.2 million, at March 31, 2022, and December 31, 2021, respectively, to meet their liquidity needs. No material restrictions exist to accessing cash held by our foreign subsidiaries. We expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. Cash equivalents are primarily invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations, and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization, and in the case of cash equivalents in China, obligations of local banks. We believe that our existing cash and cash equivalents, funds available under our senior secured revolving credit facility due October 2026 or other financing alternatives, and cash provided by operations will be sufficient to meet our normal working capital needs, capital expenditures, and investments for the foreseeable future.
Cash used in operating activities was $22.2 million for the three months ended March 31, 2022, a decrease of $30.5 million compared to cash provided by operating activities of $8.3 million for the three months ended March 31, 2021 primarily due to a decrease in operating cash provided by working capital, particularly within accounts receivable, during the three months ended March 31, 2022.

Cash used in investing activities was $17.5 million and $106.3 million for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, we used approximately $3.9 million mainly for investments in the Clean H2 Infra Fund, Gold Hydrogen LLC and a joint venture in AdEdge India. During the three months ended March 31, 2022, we paid $0.8 million in working capital settlements related to our 2021 acquisition of AdEdge. During the three months ended March 31, 2021, we used approximately $55.0 million for the acquisition of Cryo Technologies and $40 million for investments in Svante and Transform Materials. During the three months ended March 31, 2022, we paid approximately $12.6 million for capital expenditures as compared to $11.5 million for the three months ended March 31, 2022.
Cash provided by financing activities was $15.9 million for the three months ended March 31, 2022 compared to cash provided by financing activities of $87.8 million for the for the three months ended March 31, 2021. During the three months ended March 31, 2022, we borrowed $254.0 million on credit facilities and repaid $235.9 million in borrowings on credit facilities, primarily driven by debt positioning related to the rate swap agreement mentioned in Note 8, Debt and Credit Arrangements. During the three months ended March 31, 2021, we borrowed $187.7 million on credit facilities and repaid $102.5 million in borrowings on credit facilities primarily to fund the acquisition of Cryo Technologies and investments in Svante and Transform Materials.
Cash Requirements
We do not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2022. Management anticipates we will be able to satisfy cash requirements for our ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities. Capital expenditures for the remaining nine months of 2022 is expected to be in the range of $37.4 million to $42.4 million.
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitments from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, that we have not recognized as revenue and excludes unexercised contract options and potential orders. Our backlog as of March 31, 2022 was $1,477.0 million, compared to $934.1 million as of March 31, 2021 and $1,190.1 million as of December 31, 2021.
The tables below represent orders received and backlog by segment for the periods indicated (dollars in millions):

	Three Months Ended
	March 31, 2022	March 31, 2021	December 31, 2021
Orders
Cryo Tank Solutions	$142.4	$129.5	$117.2
Heat Transfer Systems	354.1	104.9	117.5
Specialty Products	100.5	144.5	182.3
Repair, Service & Leasing	43.4	40.5	45.9
Intersegment eliminations	(3.6)	(2.2)	(2.0)
Consolidated	$636.8	$417.2	$460.9

	As of
	March 31, 2022	March 31, 2021	December 31, 2021
Backlog
Cryo Tank Solutions	$365.8	$245.8	$346.8
Heat Transfer Systems	639.5	361.4	370.4
Specialty Products	418.8	270.5	438.2
Repair, Service & Leasing	53.6	57.4	56.5
Intersegment eliminations	(0.7)	(1.0)	(21.8)
Consolidated	$1,477.0	$934.1	$1,190.1
Cryo Tank Solutions segment orders for the three months ended March 31, 2022 were $142.4 million compared to $129.5 million for the three months ended March 31, 2021 and $117.2 million for the three months ended December 31, 2021. The increase in Cryo Tank Solutions segment orders during the three months ended March 31, 2022 when compared to the same quarter last year was primarily driven by strong order intake for standard tanks and engineered tanks and systems. The increase in Cryo Tank Solutions segment orders during the three months ended March 31, 2022 when compared to the prior quarter was driven by strong order intake for all businesses, with the largest increase driven by storage equipment. Cryo Tank Solutions segment backlog at March 31, 2022 totaled $365.8 million and is a record high compared to $245.8 million as of March 31, 2021 and $346.8 million as of December 31, 2021.
Heat Transfer Systems segment orders for the three months ended March 31, 2022 were a record $354.1 million compared to $104.9 million for the three months ended March 31, 2021, and $117.5 million for the three months ended December 31, 2021. The increase in orders was mainly driven by big LNG orders during the three months ended March 31, 2022 totaling $228.4 million. Heat Transfer Systems segment backlog at March 31, 2022 totaled a record $639.5 million, up 77.0% over the first quarter of 2021 and up 72.7% over the fourth quarter of 2021.
Specialty Products segment orders for the three months ended March 31, 2022 were $100.5 million compared to $144.5 million for the three months ended March 31, 2021 and $182.3 million for the three months ended December 31, 2021. Comparatively, during the three months ended March 31, 2022, we recorded no hydrogen or helium liquefaction orders whereas during the three months ended March 31, 2021, we recorded hydrogen orders of $71.2 million that included two 15 ton per day liquefiers, and during the three months ended December 31, 2021, we recorded an order for a large helium liquefaction plant (over $40 million). As we expected, we did not book any hydrogen or helium liquefier orders in the first quarter 2022, yet demand for our hydrogen equipment continued, with $30 million of hydrogen-related equipment orders. Specialty Products segment backlog totaled $418.8 million as of March 31, 2022, compared to $270.5 million as of March 31, 2021 and $438.2 million as of December 31, 2021.
Repair, Service & Leasing segment orders for the three months ended March 31, 2022 were consistent with prior quarters at $43.4 million compared to $40.5 million for the three months ended March 31, 2021 and $45.9 million for the three months ended December 31, 2021. Repair, Service & Leasing segment backlog was consistent with prior quarters and totaled $53.6 million as of March 31, 2022, compared to $57.4 million as of March 31, 2021 and $56.5 million as of December 31, 2021.
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements.
Application of Critical Accounting Policies
Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. As such, some accounting policies have a significant impact on amounts reported in these unaudited condensed consolidated financial statements. A summary of those significant accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2021. In particular, judgment is used in areas such as revenue from contracts with customers, goodwill, indefinite-lived intangibles, long-lived assets (including finite-lived intangible assets), product warranty costs, and pensions. There have been no significant changes to our critical accounting policies since December 31, 2021.
Forward-Looking Statements
We are making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements include statements concerning the Company’s business plans, including statements regarding completed acquisitions, investments, cost synergies and efficiency savings, objectives, future orders, revenues, margins, segment sales mix, earnings or performance, liquidity and cash flow, inventory levels, capital expenditures, materials costs and pricing increases, business trends, clean energy market opportunities, carbon and GHG emission targets, governmental initiatives, including executive orders and other information that is not historical in nature.  Forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “outlook,” “guidance,” “continue,” “target,” or the negative of such terms or comparable terminology.
Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, orders, results of operations, projected revenues, margins, capital expenditures, industry and business trends, cost synergies and savings objectives, clean energy market opportunities and government initiatives, among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. These include: the other factors discussed in Item 1A. “Risk Factors” and the factors discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021, which should be reviewed carefully; risks relating to the outbreak and continued uncertainty associated with the coronavirus (Covid-19) and the conflict between Russia and Ukraine; Chart’s ability to successfully integrate recent acquisitions, and achieve the anticipated revenue, earnings, accretion and other benefits from these acquisitions; slower than anticipated growth and market acceptance of new clean energy product offerings; inability to achieve expected pricing increases or continued supply chain challenges including volatility in raw materials cost and supply; estimated segment revenues, future revenue, earnings, cash flows and margin targets and run rates. These factors should not be construed as exhaustive and there may also be other risks that we are unable to predict at this time.
All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as the same may be updated from time to time. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the filing date of this document or to reflect the occurrence of unanticipated events, except as otherwise required by law.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, our operations are exposed to fluctuations in interest rates and foreign currency values that can affect the cost of operating and financing. Accordingly, we address a portion of these risks through a program of risk management.
Interest Rate Risk: Our primary interest rate risk exposure results from the various floating rate pricing mechanisms contained in our senior secured revolving credit facility due October 2026. If interest rates were to increase 100 basis points (1 percent) from the weighted-average interest rate of 2.4% at March 31, 2022, and assuming no changes in the $618.1 million of borrowings outstanding under the senior secured revolving credit facility due October 2026 at March 31, 2022, our additional annual expense would be approximately $6.2 million on a pre-tax basis.
Foreign Currency Exchange Rate Risk: We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations in the normal course of business, which can impact our financial position, results of operations, cash flows, and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income as reported in the unaudited condensed consolidated statements of income and comprehensive income. Translation exposure is primarily with the euro, the Czech koruna, the Chinese yuan, and the Indian rupee. During the first quarter of 2022, the U.S. dollar strengthened in relation to the euro by 2%, weakened in relation to the Chinese yuan by 0.5% and remained relatively flat in relation to the Czech koruna. Additionally, the euro weakened in relation to the Czech koruna by 2%. At March 31, 2022, a hypothetical 10% weakening of the U.S. dollar would not materially affect our financial statements.
Chart’s primary transaction exchange rate exposures are with the euro, the Chinese yuan, the Czech koruna, the Indian rupee, the Australian dollar, the British pound, the Canadian dollar and the Japanese yen. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the unaudited condensed consolidated statements of income and comprehensive income as a component of foreign currency loss. We enter into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. We do not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At March 31, 2022, a hypothetical 10% weakening of the U.S. dollar would not materially affect our outstanding foreign exchange forward contracts. Additionally, assuming no changes in the euro 78.0 million in EUR Revolver Borrowings outstanding under the secured revolving credit facility due October 2026 and an additional 100 basis points (1 percent) strengthening in the U.S dollar in relation to the euro as of the beginning of 2022, during the three months ended March 31, 2022, our additional unrealized foreign currency gain would be approximately $1.0 million on a pre-tax basis.
Market Price Sensitive Instruments
In connection with the pricing of the 1.00% Convertible Senior Subordinated Notes due November 2024 (the “2024 Notes”), we entered into privately-negotiated convertible note hedge transactions (the “Note Hedge Transactions”) with certain parties, including affiliates of the initial purchasers of the 2024 Notes (the “Option Counterparties”). These Note Hedge Transactions are expected to reduce the potential dilution upon any future conversion of the 2024 Notes.
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
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to our management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
As disclosed in Note 15, “Commitments and Contingencies,” Chart was named in lawsuits (including lawsuits filed in the U.S. District Court for the Northern District of California) filed against Chart and other defendants with respect to the alleged failure of a stainless steel cryobiological storage tank (model MVE 808AF-GB) at the Pacific Fertility Center in San Francisco, California. We hereby incorporate by reference into this Item 1 the disclosure under the headings “Note 15, Commitments and Contingencies – Stainless Steel Cryobiological Tank Legal Proceedings.”
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
Item 1A. Risk Factors
The conflict between Russia and Ukraine may adversely affect our business, financial condition and results of operations.
The consequences of the conflict between Russia and Ukraine, which may include further sanctions, embargoes and regional instability, and the extent of the conflict’s effect on our business as well as the global economy, cannot be predicted and may adversely affect our results of operations. To the extent the conflict between Russia and Ukraine adversely affects our business, financial condition and results of operations, it may also have the effect of heightening other risks to our business discussed in our most recent Annual Report on Form 10-K, including but not limited to adverse effects on macroeconomic conditions, including inflation, adverse changes in international trade policies and relations, disruptions in global supply chains, and our exposure to foreign currency and interest rate fluctuations.
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A. “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2022	13,590	$158.36	—	$—
February 1 – 28, 2022	9,198	122.08	—	—
March 1 – 31, 2022	381	154.37	—	—
Total	23,169	143.89	—	$—
_______________
(1)Includes shares of common stock surrendered to us during the first quarter of 2022 by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $3,333,851. The total number of shares repurchased represents the net shares issued to satisfy tax withholdings. All such repurchased shares were subsequently retired during the three months ended March 31, 2022.
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

Chart Industries, Inc.
(Registrant)

Date:	April 29, 2022	By:	/s/ Jillian C. Evanko
Jillian C. Evanko
Chief Executive Officer and President
(Principal Executive Officer)

Date:	April 29, 2022	By:	/s/ Joseph R. Brinkman
Joseph R. Brinkman
Vice President and Chief Financial Officer
(Principal Financial Officer)