Form 10-Q
period 2022-09-30
CHART INDUSTRIES INC
filed 2022-10-28
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of October 24, 2022, there were 36,635,224 outstanding shares of the Company’s common stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in millions, except per share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$89.5	$122.2
Accounts receivable, less allowances of $4.4 and $6.0, respectively	276.9	236.3
Inventories, net	357.5	321.5
Unbilled contract revenue	118.9	93.5
Prepaid expenses	34.5	20.9
Other current assets	52.2	59.1
Total Current Assets	929.5	853.5
Property, plant, and equipment, net	407.1	416.0
Goodwill	977.3	994.6
Identifiable intangible assets, net	535.5	556.1
Equity method investments	91.7	99.6
Investments in equity securities	66.9	77.8
Other assets	60.9	46.2
Pension asset	0.3	—
TOTAL ASSETS	$3,069.2	$3,043.8

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$206.1	$175.9
Customer advances and billings in excess of contract revenue	197.6	148.5
Accrued salaries, wages, and benefits	33.7	27.1
Accrued income taxes	2.9	16.1
Current portion of warranty reserve	6.1	9.7
Current convertible notes	256.7	255.9
Operating lease liabilities, current	5.3	5.8
Other current liabilities	46.5	54.9
Total Current Liabilities	754.9	693.9
Long-term debt	580.8	600.8
Long-term deferred tax liabilities	57.9	59.8
Accrued pension liabilities	—	1.6
Operating lease liabilities, non-current	16.4	21.4
Other long-term liabilities	33.3	41.1
Total Liabilities	1,443.3	1,418.6

Equity
Common stock, par value $0.01 per share – 150,000,000 shares authorized, 36,634,383 and 36,548,330 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	0.4	0.4
Additional paid-in capital	784.3	779.0
Treasury stock; 760,782 shares at both September 30, 2022 and December 31, 2021	(19.3)	(19.3)
Retained earnings	942.6	878.2
Accumulated other comprehensive loss	(90.6)	(21.7)
Total Chart Industries, Inc. Shareholders’ Equity	1,617.4	1,616.6
Noncontrolling interests	8.5	8.6
Total Equity	1,625.9	1,625.2
TOTAL LIABILITIES AND EQUITY	$3,069.2	$3,043.8
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales	$412.1	$328.3	$1,171.0	$938.8
Cost of sales	307.5	253.4	887.9	696.8
Gross profit	104.6	74.9	283.1	242.0
Selling, general, and administrative expenses	52.3	51.0	159.3	145.4
Amortization expense	10.6	10.1	32.4	28.5
Operating expenses	62.9	61.1	191.7	173.9
Operating income	41.7	13.8	91.4	68.1
Interest expense, net	5.7	3.2	13.3	7.4
Unrealized (gain) loss on investments in equity securities	(1.3)	(10.4)	10.9	(1.2)
Realized gain on equity method investment	—	—	(0.3)	—
Financing costs amortization	0.7	1.2	2.1	3.5
Foreign currency (gain) loss	(2.5)	(0.8)	(2.6)	0.1
Other income	(0.7)	(0.6)	(1.5)	—
Income before income taxes and equity in earnings (loss) of unconsolidated affiliates, net	39.8	21.2	69.5	58.3
Income tax (benefit) expense	(1.6)	5.5	4.0	9.9
Income before equity in earnings (loss) of unconsolidated affiliates, net	41.4	15.7	65.5	48.4
Equity in earnings (loss) of unconsolidated affiliates, net	0.2	(0.1)	(0.3)	0.1
Net income	41.6	15.6	65.2	48.5
Less: Income attributable to noncontrolling interests, net of taxes	0.4	0.7	0.8	1.5
Net income attributable to Chart Industries, Inc.	$41.2	$14.9	$64.4	$47.0

Net income attributable to Chart Industries, Inc. per common share:
Basic	$1.15	$0.42	$1.80	$1.32
Diluted	$0.98	$0.36	$1.56	$1.15
Weighted-average number of common shares outstanding:
Basic	35.87	35.62	35.85	35.59
Diluted	41.86	41.44	41.40	40.96

Comprehensive income (loss), net of taxes	$9.2	$4.1	$(4.6)	$25.4
Less: Comprehensive (loss) income attributable to noncontrolling interests, net of taxes	(0.1)	0.7	(0.1)	1.5
Comprehensive income (loss) attributable to Chart Industries, Inc., net of taxes	$9.3	$3.4	$(4.5)	$23.9

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in millions)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$65.2	$48.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	62.4	59.8
Employee share-based compensation expense	7.9	8.1
Financing costs amortization	2.1	3.5
Unrealized foreign currency transaction gain	(4.2)	(5.8)
Unrealized loss (gain) on investments in equity securities	10.9	(1.2)
Equity in loss (earnings) of unconsolidated affiliates	0.3	(0.1)
Realized gain on equity method investment	(0.3)	—
Other non-cash operating activities	3.4	2.6
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(46.2)	(31.9)
Inventories	(58.4)	(95.5)
Unbilled contract revenues and other assets	(68.6)	(73.7)
Accounts payable and other liabilities	16.7	1.1
Customer advances and billings in excess of contract revenue	59.1	43.0
Net Cash Provided By (Used In) Operating Activities	50.3	(41.6)
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(25.8)	(169.1)
Investments	(4.9)	(103.2)
Capital expenditures	(48.2)	(36.5)
Cash received from settlement of cross-currency swap agreements	9.4	—
Government grants and other	(0.8)	0.4
Net Cash Used In Investing Activities	(70.3)	(308.4)
FINANCING ACTIVITIES
Borrowings on revolving credit facility	503.3	644.1
Repayments on revolving credit facility	(511.2)	(321.6)
Proceeds from exercise of stock options	1.9	7.0
Common stock repurchases from share-based compensation plans	(3.4)	(3.2)
Net Cash (Used in) Provided By Financing Activities	(9.4)	326.3
Effect of exchange rate changes on cash and cash equivalents	(3.5)	0.7
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(32.9)	(23.0)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	122.4	126.1
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD (1)	$89.5	$103.1

(1)Includes restricted cash and restricted cash equivalents of $0.2 in other current assets as of December 31, 2021 and September 30, 2021 and $1.0 in other assets as of December 31, 2020. For further information regarding restricted cash and restricted cash equivalents balances, refer to Note 8, “Debt and Credit Arrangements.”

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Dollars in millions)

	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Non-controlling Interests
	Shares Outstanding	Amount		Treasury Stock	Retained Earnings			Total Equity
Balance at December 31, 2021	36.55	$0.4	$779.0	$(19.3)	$878.2	$(21.7)	$8.6	$1,625.2
Net income	—	—	—	—	10.2	—	0.1	10.3
Other comprehensive loss	—	—	—	—	—	(6.0)	—	(6.0)
Share-based compensation expense	—	—	3.3	—	—	—	—	3.3
Common stock issued from share-based compensation plans	0.08	—	1.0	—	—	—	—	1.0
Common stock repurchases from share-based compensation plans	(0.02)	—	(3.2)	—	—	—	—	(3.2)
Earthly Labs Inc. purchase price adjustment	—	—	(1.2)	—	—	—	—	(1.2)
Balance at March 31, 2022	36.61	0.4	778.9	(19.3)	888.4	(27.7)	8.7	1,629.4
Net income	—	—	—	—	13.0	—	0.4	13.4
Other comprehensive loss	—	—	—	—	—	(30.9)	—	(30.9)
Share-based compensation expense	—	—	2.3	—	—	—	—	2.3
Common stock issued from share-based compensation plans	0.01	—	0.4	—	—	—	—	0.4
Common stock repurchases from share-based compensation plans	—	—	(0.1)	—	—	—	—	(0.1)
Other	—	—	—	—	—	—	(0.5)	(0.5)
Balance at June 30, 2022	36.62	0.4	781.5	(19.3)	901.4	(58.6)	8.6	1,614.0
Net income	—	—	—	—	41.2	—	0.4	41.6
Other comprehensive loss	—	—	—	—	—	(32.0)	(0.5)	(32.5)
Share-based compensation expense	—	—	2.3	—	—	—	—	2.3
Common stock issued from share-based compensation plans	0.01	—	0.5	—	—	—	—	0.5
Common stock repurchases from share-based compensation plans	—	—	(0.1)	—	—	—	—	(0.1)
Other	—	—	0.1	—	—	—	—	0.1
Balance at September 30, 2022	36.63	$0.4	$784.3	$(19.3)	$942.6	$(90.6)	$8.5	$1,625.9

	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests
	Shares Outstanding	Amount		Treasury Stock	Retained Earnings			Total Equity
Balance at December 31, 2020	36.19	$0.4	$780.8	$(19.3)	$808.4	$2.4	$6.6	$1,579.3
Net income	—	—	—	—	25.6	—	0.5	26.1
Cumulative effect of change in accounting principle (1)	—	—	(36.9)	—	10.7	—	—	(26.2)
Other comprehensive loss	—	—	—	—	—	(19.2)	—	(19.2)
Share-based compensation expense	—	—	3.4	—	—	—	—	3.4
Common stock issued from share-based compensation plans	0.18	—	5.6	—	—	—	—	5.6
Common stock repurchases from share-based compensation plans	(0.02)	—	(3.0)	—	—	—	—	(3.0)
Other	—	—	0.1	—	—	—	(0.1)	—
Balance at March 31, 2021	36.35	0.4	750.0	(19.3)	844.7	(16.8)	7.0	1,566.0
Net income	—	—	—	—	6.5	—	0.3	6.8
Other comprehensive income	—	—	—	—	—	7.6	—	7.6
Share-based compensation expense	—	—	2.4	—	—	—	—	2.4
Common stock issued from share-based compensation plans	0.03	—	0.9	—	—	—	—	0.9
Other	—	—	—	—	—	—	0.1	0.1
Balance at June 30, 2021	36.38	0.4	753.3	(19.3)	851.2	(9.2)	7.4	1,583.8
Net income	—	—	—	—	14.9	—	0.7	15.6
Other comprehensive loss	—	—	—	—	—	(11.5)	—	(11.5)
Share-based compensation expense	—	—	2.3	—	—	—	—	2.3
Common stock issued from share-based compensation plans	—	—	0.3	—	—	—	—	0.3
Balance at September 30, 2021	36.38	$0.4	$755.9	$(19.3)	$866.1	$(20.7)	$8.1	$1,590.5
_______________
(1)Refer to Note 2, “Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2021 for discussion regarding the cumulative effect of change in accounting principle.

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2022
(Dollars and shares in millions, except per share amounts)

NOTE 1 — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its consolidated subsidiaries (herein referred to as the “Company,” “Chart,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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
Derivative Instruments: We utilize certain derivative financial instruments to enhance our ability to manage foreign currency risk that exists as part of ongoing business operations. We enter into a combination of cross-currency swaps and foreign exchange collars as a net investment hedge of our investments in certain international subsidiaries that use the euro as their functional currency in order to reduce the volatility caused by changes in exchange rates. Our cross-currency swaps and foreign exchange collars are measured at fair value and recorded on the condensed consolidated balance sheets within other assets or other long-term liabilities. Changes in fair value are recorded as foreign currency translation adjustments within accumulated other comprehensive loss. See Note 8, “Debt and Credit Arrangements,” for further information regarding the cross-currency swaps and foreign exchange collars.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2022
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2022
(Dollars and shares in millions, except per share amounts) – Continued

Segment Financial Information

	Three Months Ended September 30, 2022
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales	$126.9	$132.1	$108.1	$49.7	$(4.7)	$—	$412.1
Depreciation and amortization expense	4.0	7.2	4.3	4.2	—	0.5	20.2
Operating income (loss) (1) (2)	12.2	18.3	16.7	12.0	—	(17.5)	41.7

	Three Months Ended September 30, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales	$112.2	$56.4	$116.9	$46.3	$(3.5)	$—	$328.3
Depreciation and amortization expense	3.3	9.5	4.4	2.9	—	0.4	20.5
Operating income (loss) (1) (2)	13.0	(10.0)	26.4	2.2	—	(17.8)	13.8

	Nine Months Ended September 30, 2022
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales	$377.9	$314.3	$330.9	$154.4	$(6.5)	$—	$1,171.0
Depreciation and amortization expense	12.2	22.3	13.6	12.7	—	1.6	62.4
Operating income (loss) (1) (2)	36.2	23.8	53.7	32.3	—	(54.6)	91.4

	Nine Months Ended September 30, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales	$313.9	$190.8	$301.0	$142.3	$(9.2)	$—	$938.8
Depreciation and amortization expense	11.0	28.5	10.9	8.2	—	1.2	59.8
Operating income (loss) (1) (2)	42.0	(6.7)	67.7	16.1	—	(51.0)	68.1
_______________
(1)Restructuring (credits)/costs for the:
•three months ended September 30, 2022 were $(1.4) ($(1.3) - Repair, Service & Leasing and $(0.1) - Specialty Products).
•three months ended September 30, 2021 were $1.9 ($0.5 - Heat Transfer Systems and $1.4 - Repair, Service & Leasing).
•nine months ended September 30, 2022 were $(1.1) ($(1.3) - Repair, Service & Leasing, $0.1 - Cryo Tank Solutions and $0.1 Heat Transfer Systems).
•nine months ended September 30, 2021 were $2.9 ($0.3 - Cryo Tank Solutions, $1.2 - Heat Transfer Systems and $1.4 - Repair, Service & Leasing).
(2)Acquisition-related contingent consideration (credits)/charges in our Specialty Products Segment were related to our 2020 acquisitions of Sustainable Energy Solutions, Inc. (“SES”) and BlueInGreen, LLC (“BIG”) and for the:
•three months ended September 30, 2022 were $(1.7).
•three months ended September 30, 2021 were $0.3.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2022
(Dollars and shares in millions, except per share amounts) – Continued

•nine months ended September 30, 2022 were $(2.7).
•nine months ended September 30, 2021 were $2.3.
Sales by Geography

	Three Months Ended September 30, 2022
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$61.6	$103.3	$74.5	$40.2	$(2.3)	$277.3
Europe, Middle East, Africa and India	41.1	12.8	26.0	6.8	(1.5)	85.2
Asia-Pacific	23.5	15.7	7.3	2.5	(0.8)	48.2
Rest of the World	0.7	0.3	0.3	0.2	(0.1)	1.4
Total	$126.9	$132.1	$108.1	$49.7	$(4.7)	$412.1

	Three Months Ended September 30, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$49.8	$38.9	$59.1	$29.3	$(1.7)	$175.4
Europe, Middle East, Africa and India	31.5	4.4	46.9	6.6	(1.0)	88.4
Asia-Pacific	30.2	13.0	10.4	9.5	(0.7)	62.4
Rest of the World	0.7	0.1	0.5	0.9	(0.1)	2.1
Total	$112.2	$56.4	$116.9	$46.3	$(3.5)	$328.3

	Nine Months Ended September 30, 2022
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$151.9	$232.9	$221.1	$110.7	$(3.5)	$713.1
Europe, Middle East, Africa and India	138.7	48.5	82.5	26.1	(1.8)	294.0
Asia-Pacific	83.2	31.4	26.9	16.4	(1.1)	156.8
Rest of the World	4.1	1.5	0.4	1.2	(0.1)	7.1
Total	$377.9	$314.3	$330.9	$154.4	$(6.5)	$1,171.0

	Nine Months Ended September 30, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$125.3	$127.4	$128.5	$87.8	$(4.4)	$464.6
Europe, Middle East, Africa and India	101.9	21.0	145.8	26.2	(2.7)	292.2
Asia-Pacific	83.5	41.8	25.6	27.2	(2.0)	176.1
Rest of the World	3.2	0.6	1.1	1.1	(0.1)	5.9
Total	$313.9	$190.8	$301.0	$142.3	$(9.2)	$938.8
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2022
(Dollars and shares in millions, except per share amounts) – Continued

segments. Furthermore, since finite-lived intangible assets are excluded from total assets of reportable segments while amortization expense is allocated to each of our reportable segments, amortization expense by segment inherently does not align with the related amortizable intangible assets of the reportable segments.

	September 30, 2022	December 31, 2021
Cryo Tank Solutions	$479.6	$407.2
Heat Transfer Systems	256.9	225.8
Specialty Products	369.8	327.5
Repair, Service & Leasing	170.4	186.2
Total assets of reportable segments	1,276.7	1,146.7
Goodwill (1)	977.3	994.6
Identifiable intangible assets, net (1)	535.5	556.1
Corporate	279.7	346.4
Total	$3,069.2	$3,043.8
_______________
(1)See Note 6, “Goodwill and Intangible Assets,” for further information related to goodwill and identifiable intangible assets, net.
NOTE 3 — Revenue
Disaggregation of Revenue
The following tables represent a disaggregation of revenue by timing of revenue along with the reportable segment for each category:

	Three Months Ended September 30, 2022
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$109.1	$7.7	$53.3	$23.6	$(3.4)	$190.3
Over time	17.8	124.4	54.8	26.1	(1.3)	221.8
Total	$126.9	$132.1	$108.1	$49.7	$(4.7)	$412.1

	Three Months Ended September 30, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$98.1	$4.6	$82.3	$29.2	$(3.1)	$211.1
Over time	14.1	51.8	34.6	17.1	(0.4)	117.2
Total	$112.2	$56.4	$116.9	$46.3	$(3.5)	$328.3

	Nine Months Ended September 30, 2022
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$338.4	$18.9	$165.0	$77.6	$(4.1)	$595.8
Over time	39.5	295.4	165.9	76.8	(2.4)	575.2
Total	$377.9	$314.3	$330.9	$154.4	$(6.5)	$1,171.0

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2022
(Dollars and shares in millions, except per share amounts) – Continued

	Nine Months Ended September 30, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$286.6	$15.4	$217.6	$93.7	$(7.5)	$605.8
Over time	27.3	175.4	83.4	48.6	(1.7)	333.0
Total	$313.9	$190.8	$301.0	$142.3	$(9.2)	$938.8
Refer to Note 2, “Reportable Segments,” for a table of revenue by reportable segment disaggregated by geography.
Contract Balances
The following table represents changes in our contract assets and contract liabilities balances:

	September 30, 2022	December 31, 2021	Year-to-date Change ($)	Year-to-date Change (%)
Contract assets
Accounts receivable, net of allowances	$276.9	$236.3	$40.6	17.2%
Unbilled contract revenue	118.9	93.5	25.4	27.2%

Contract liabilities
Customer advances and billings in excess of contract revenue	$197.6	$148.5	$49.1	33.1%
Long-term deferred revenue	0.1	0.4	(0.3)	(75.0)%
Revenue recognized for the three months ended September 30, 2022 and 2021, that was included in the contract liabilities balance at the beginning of each year was $17.7 and $19.8, respectively. Revenue recognized for the nine months ended September 30, 2022 and 2021 that was included in the contract liabilities balance at the beginning of each year was $114.6 and $97.4, respectively. The amount of revenue recognized during the three and nine months ended September 30, 2022 from performance obligations satisfied or partially satisfied in previous periods as a result of changes in the estimates of variable consideration related to long-term contracts, was not significant.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, and excludes unexercised contract options and potential orders. As of September 30, 2022, the estimated revenue expected to be recognized in the future related to remaining performance obligations was $2,254.1. We expect to recognize revenue on approximately 50% to 55% of the remaining performance obligations over the next 12 months and the remaining over the next few years thereafter.
NOTE 4 — Inventories
The following table summarizes the components of inventory:

	September 30, 2022	December 31, 2021
Raw materials and supplies	$211.8	$178.8
Work in process	63.6	64.4
Finished goods	82.1	78.3
Total inventories, net	$357.5	$321.5
The allowance for excess and obsolete inventory balance at September 30, 2022 and December 31, 2021 was $7.6 and $10.9, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2022
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 5 — Leases
Lessee Accounting
As of September 30, 2022 and December 31, 2021, operating right-of-use (“ROU”) assets and lease liabilities were $21.8 and $21.7 ($5.3 of which was current) and $27.3 and $27.2 ($5.8 of which was current), respectively. The weighted-average remaining term for lease contracts was 3.7 years at September 30, 2022, with maturity dates ranging from September 2022 to June 2031. The weighted-average discount rate was 3.1% at September 30, 2022. ROU assets are classified as property, plant and equipment, net in the condensed consolidated balance sheets.
We incurred $4.7 and $3.0 of rental expense under operating leases for the three months ended September 30, 2022 and 2021, respectively, and $12.3 and $9.0 for the nine months ended September 30, 2022 and 2021, respectively. Certain operating leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight-line basis over the minimum lease term. Adjustments for straight-line rental expense for the respective periods was not material and as such, the majority of expense recognized was reflected in cash provided by operating activities for the respective periods. This expense consisted primarily of payments for base rent on building and equipment leases. Payments related to short-term lease costs and taxes and variable service charges on leased properties were immaterial. In addition, we have the right, but no obligation, to renew certain leases for various renewal terms.
The following table summarizes future minimum lease payments for non-cancelable operating leases as of September 30, 2022:

2022	$1.6
2023	6.3
2024	5.8
2025	4.8
2026	2.7
Thereafter (1)	1.4
Total future minimum lease payments	$22.6
_______________
(1)     As of September 30, 2022, future minimum lease payments for non-cancelable operating leases for the period subsequent to 2026 relate to four leased facilities.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2022
(Dollars and shares in millions, except per share amounts) – Continued

Lessor Accounting
We lease equipment manufactured by Chart primarily through our Cryo-Lease program as sales-type and operating leases. As of September 30, 2022 and December 31, 2021, our short-term net investment in sales-type leases was $13.0 and $9.3, respectively and is included in other current assets in our condensed consolidated balance sheets. Our long-term net investment in sales type leases was $39.2 and $31.9 as of September 30, 2022 and December 31, 2021, respectively, and is included in other assets in our condensed consolidated balance sheets. For sales type leases, interest income was $0.6 and $0.3 in the condensed consolidated statements of income for the three months ended September 30, 2022 and 2021, respectively, and $1.7 and $0.5 for the nine months ended September 30, 2022 and 2021, respectively.
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
The following table represents sales from sales-type and operating leases:

	Three Months Ended September 30,
	2022	2021
Sales-type leases	$7.3	$13.0
Operating leases	1.0	0.7
Total sales from leases	$8.3	$13.7

	Nine Months Ended September 30,
	2022	2021
Sales-type leases	$18.5	$36.2
Operating leases	3.0	1.7
Total sales from leases	$21.5	$37.9
The following table represents scheduled payments for sales-type leases:

September 30, 2022
2022	$3.4
2023	13.4
2024	13.4
2025	13.4
2026	10.2
Thereafter	6.5
Total	60.3
Less: unearned income	8.1
Total	$52.2
The following table represents the cost of equipment leased to others:

	September 30, 2022	December 31, 2021
Equipment leased to others, cost	$14.3	$13.6
Less: accumulated depreciation	2.6	2.1
Equipment leased to others, net	$11.7	$11.5

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2022
(Dollars and shares in millions, except per share amounts) – Continued

The following table represents payments due for operating leases:

September 30, 2022
2022	$0.3
2023	0.4
2024	0.1
2025	0.1
2026	0.1
Thereafter	0.1
Total	$1.1
NOTE 6 — Goodwill and Intangible Assets
Goodwill
The following table represents the changes in goodwill by segment:

	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Consolidated
Balance at December 31, 2021	$84.9	$433.6	$300.9	$175.2	$994.6
Goodwill acquired during the period (1)	—	—	15.3	3.8	19.1
Foreign currency translation adjustments and other	(13.8)	(7.5)	(0.1)	(0.7)	(22.1)
Purchase price adjustments (2)	—	—	(14.3)	—	(14.3)
Balance at September 30, 2022	$71.1	$426.1	$301.8	$178.3	$977.3

Accumulated goodwill impairment loss at December 31, 2021	$23.5	$49.3	$35.8	$20.4	$129.0
Impairment loss	—	—	—	—	—
Accumulated goodwill impairment loss at September 30, 2022	$23.5	$49.3	$35.8	$20.4	$129.0
_______________
(1)Goodwill acquired during the period was $19.1. Goodwill acquired during the period for the Fronti and AdEdge India acquisitions of $14.2 and $1.1, respectively, was allocated to our Specialty Products segment. Goodwill acquired during the period for our CSC acquisition of $3.8 was allocated to our Repair, Service & Leasing segment.
(2)During the first nine months of 2022, we recorded purchase price adjustments that decreased goodwill by $14.3 in our Specialty Products segment related to the Earthly Labs, Inc., L.A. Turbine and AdEdge acquisitions. For further information regarding goodwill acquired and the purchase price adjustments during the period refer to Note 10, “Business Combinations.”

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2022
(Dollars and shares in millions, except per share amounts) – Continued

Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill) (1):

		September 30, 2022		December 31, 2021
	Weighted-average Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	13 years	$307.6	$(97.4)	$312.1	$(82.2)
Unpatented technology	13 years	197.5	(41.2)	184.6	(30.1)
Patents and other	6 years	6.7	(1.8)	7.9	(2.3)
Trademarks and trade names	15 years	2.8	(1.8)	3.5	(1.8)
Land use rights	50 years	10.2	(1.6)	11.4	(1.6)
Total finite-lived intangible assets	14 years	524.8	(143.8)	519.5	(118.0)
Indefinite-lived intangible assets:
Trademarks and trade names (2)		154.5	—	154.6	—
Total intangible assets		$679.3	$(143.8)	$674.1	$(118.0)
_______________
(1)Amounts include the impact of foreign currency translation. Fully amortized or impaired amounts are written off.
(2)Accumulated indefinite-lived intangible assets impairment loss was $16.0 at both September 30, 2022 and December 31, 2021.
Amortization expense for intangible assets subject to amortization was $10.6 and $10.1 for the three months ended September 30, 2022 and 2021, respectively, and $32.4 and $28.5 for the nine months ended September 30, 2022 and 2021, respectively. We estimate amortization expense to be recognized during the next five years as follows:

For the Year Ending December 31,
2022	$43.2
2023	42.9
2024	41.7
2025	40.8
2026	40.2
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2022
(Dollars and shares in millions, except per share amounts) – Continued

China Government Grants are presented in our unaudited condensed consolidated balance sheets as follows:

	September 30, 2022	December 31, 2021
Current	$0.5	$0.5
Long-term	6.1	7.0
Total China Government Grants	$6.6	$7.5
We also received government grants from certain local jurisdictions within the United States, which are recorded in other assets in the condensed consolidated balance sheets and were not significant for the periods presented.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2022
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 7 — Investments
Equity Method Investments
The following table represents the activity in equity method investments:

Equity Method Investments (1) (2) (3)
Balance at December 31, 2021	$99.6
New investments	0.5
Reclassification due to acquisition of investee (4)	(0.8)
Realized gain on equity method investment (4)	0.3
Equity in loss of unconsolidated affiliates	(0.3)
Foreign currency translation adjustments and other	(7.6)
Balance at September 30, 2022	$91.7
_______________
(1)Cryomotive: Our equity method investment in Cryomotive GmbH (“Cryomotive”) was $4.9 and $7.1 at September 30, 2022 and December 31, 2021, respectively. Equity in loss of unconsolidated affiliates, net of this investment was $0.4 and $0.3 for the three months ended September 30, 2022 and 2021, respectively, and $1.3 and $0.3 for the nine months ended September 30, 2022 and 2021, respectively, and is classified in equity in (loss) earnings of unconsolidated affiliates, net in the condensed consolidated statements of income for the three and nine months ended September 30, 2022 and in selling, general and administrative expenses for the three and nine months ended September 30, 2021.
(2)HTEC: Our equity method investment in HTEC Hydrogen Technology & Energy Corporation (“HTEC”) was $79.6 and $86.4 at September 30, 2022 and December 31, 2021, respectively. The decrease in value for the nine months ended September 30, 2022 was driven by foreign currency translation. We recognized $0.2 in equity in earnings of unconsolidated affiliates, net of this investment for the three months ended September 30, 2022 and $0.3 in equity in loss of unconsolidated affiliates, net for the nine months ended September 30, 2022.
(3)Hudson Products: Also included in our equity method investments is a 50% ownership interest in a joint venture with Hudson Products de Mexico S.A. de CV which totaled $4.0 and $3.3 at September 30, 2022 and December 31, 2021, respectively. This investment is operated and managed by our joint venture partner and as such, we do not have control over the joint venture and therefore it is not consolidated. We recognized equity in earnings of unconsolidated affiliates, net of this investment of $0.3 and $0.1 for the three months ended September 30, 2022 and 2021, respectively, and $0.9 and $0.2 for the nine months ended September 30, 2022 and 2021, respectively.
Liberty LNG: Additionally, we have a 25% ownership interest in Liberty LNG, which totaled $2.8 and $2.4 at September 30, 2022 and December 31, 2021, respectively. We recognized equity in earnings of unconsolidated affiliates, net of this investment of $0.2 and $0.1 for the three months ended September 30, 2022 and 2021, respectively, and $0.4 and $0.2 for the nine months ended September 30, 2022 and 2021, respectively.
We have another immaterial investment in an unconsolidated affiliate of $0.4 for all periods presented.
(4)AdEdge India: In connection with our acquisition of AdEdge Holdings, LLC (“AdEdge”), we recorded a 50% ownership interest in a joint venture in AdEdge India at a fair value of $0.5. On May 4, 2022, we completed the acquisition of the remaining 50% of the shares of our joint venture in AdEdge India. On the acquisition date, we recognized a gain of $0.3 from the remeasurement of our initial 50% of the shares in the joint venture, which is classified as realized gain on equity method investment in the condensed consolidated statements of income for the three and nine months ended September 30, 2022. See Note 10, “Business Combinations” for further information regarding the AdEdge India acquisition.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2022
(Dollars and shares in millions, except per share amounts) – Continued

Investments in Equity Securities
The following table summarizes the components of our investments in equity securities:

	Investment in Equity Securities, Level 1 (1)	Investment in Equity Securities, Level 2 (1)	Investments in Equity Securities, All Others (2)	Investments Total
Balance at December 31, 2021	$31.3	$6.2	$40.3	$77.8
New investments (3)	—	—	4.4	4.4
Change in fair value of investments in equity securities	(16.1)	5.2	—	(10.9)
Foreign currency translation adjustments and other	(3.4)	—	(1.0)	(4.4)
Balance at September 30, 2022	$11.8	$11.4	$43.7	$66.9
_______________
(1)McPhy: Investment in equity securities Level 1 includes our investment in McPhy (Euronext Paris: MCPHY - ISIN; FR001742329). McPhy’s common stock trades on the Euronext Paris stock exchange and therefore we measure our investment in McPhy using Level 1 fair value inputs. The fair value of our investment in McPhy was $11.8 and $31.3 at September 30, 2022 and December 31, 2021, respectively. We recognized an unrealized loss in our investment in McPhy of $4.1 and $6.0 for the three months ended September 30, 2022 and 2021, respectively, and an unrealized loss of $16.1 and $25.8 for the nine months ended September 30, 2022 and 2021, respectively.
Stabilis: Investment in equity securities Level 2 includes our investment in Stabilis Energy, Inc. (NasdaqCM: SLNG) (“Stabilis”). Stabilis represents an instrument with quoted prices that trades less frequently than certain of our other exchange-traded instruments and therefore we measure our investment in Stabilis using Level 2 fair value inputs. The fair value of our investment in Stabilis was $11.4 and $6.2 at September 30, 2022 and December 31, 2021, respectively. We recognized an unrealized gain of $5.4 and an unrealized loss of $4.3 for the three months ended September 30, 2022 and 2021, respectively, and an unrealized gain of $5.2 and $6.3 for the nine months ended September 30, 2022 and 2021, respectively, in our investment in Stabilis.
(2)Transform: The fair value of our investment in Transform Materials LLC (“Transform Materials”) was $25.1 at both September 30, 2022 and December 31, 2021.
Svante: The fair value of our investment in Svante Inc. (“Svante”) was $15.1 at both September 30, 2022 and December 31, 2021.
(3)Hy24 (f/k/a FiveT Hydrogen Fund and Clean H2 Infra Fund): During the first quarter of 2022, we completed an investment in Hy24. Our investment in Hy24 is measured at fair value using the net asset value (“NAV”) per share practical expedient and is not classified in the fair value hierarchy. The fair value of our investment in the Hy24 was euro 1.5 million (equivalent to $1.5) at September 30, 2022. See “Hy24 (f/k/a FiveT Hydrogen Fund and Clean H2 Infra Fund)” below for further information.
Cemvita Factory Inc., Gold Hydrogen LLC: During the first quarter of 2022, we completed an investment in Gold Hydrogen LLC (“Gold Hydrogen”) in the amount of $1.0. During the third quarter of 2022, we invested an additional $1.0 in Gold Hydrogen. This investment is measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer and is included in the investments in equity securities, all others category in the table above. As of September 30, 2022, the value of the investment was $2.0. Gold Hydrogen is a subsidiary company established by Cemvita Factory, Inc. focused on commercializing viable technologies for the subsurface production of biohydrogen.
Our investments in Transform Materials, Svante and Gold Hydrogen represent equity instruments without a readily determinable fair value.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2022
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
Accounting Treatment of Put and Call Options
We record the Put and Call Options (together “the Options”) at fair value and record any change in fair value through earnings at each reporting period. The fair value of the Options was not material on September 30, 2022.
Hy24 (f/k/a FiveT Hydrogen Fund and Clean H2 Infra Fund)
As previously announced on April 5, 2021, we were admitted as an anchor investor in Hy24 (the “Hydrogen Fund”). Hy24 is a joint venture between Ardian, Europe’s largest private investment house with managed assets of c. $114 billion, and FiveT Hydrogen, a new investment manager specialized purely on clean hydrogen investments. As discussed in the “Investments in Equity Securities” section above, our investment to date is euro 1.5 million, making our unfunded commitment euro 48.5 million.
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
Class A1 Shares, which we hold, are entitled to the return of any associated paid-up capital contributions (excluding any subscription premium or default interest, if any), the Preferred Return calculated thereon as described below, and their share of the Hydrogen Fund’s capital gain beyond the Preferred Return in accordance with the order of distributions set forth in the by-laws of the Hydrogen Fund (in each case to the extent of available funds). The “Preferred Return” equals an annual interest rate of seven percent (7%) if fifteen percent (15%) of the Hydrogen Fund’s aggregate capital commitments from all investors is invested in strategic investments; provided, however, that such seven percent (7%) interest rate shall be reduced in a linear

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2022
(Dollars and shares in millions, except per share amounts) – Continued

fashion to six and one-half percent (6.5%) if twenty percent (20%) of the Hydrogen Fund’s aggregate capital commitments from all investors is invested in strategic investments. In October 2022, the Management Company closed the Hydrogen Fund at euro 2.0 billion of capital commitments, exceeding initial ambitions.
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
NOTE 8 — Debt and Credit Arrangements
Summary of Outstanding Borrowings
The following table represents the components of our borrowings:

	September 30, 2022	December 31, 2021
Senior secured revolving credit facility due October 2026 (1) (2)	$580.8	$600.8

Convertible notes due November 2024:
Principal amount	258.8	258.8
Unamortized debt issuance costs	(2.1)	(2.9)
Convertible notes due November 2024, net of unamortized debt issuance costs	256.7	255.9
Total debt, net of unamortized debt issuance costs	837.5	856.7
Less: current maturities (3)	256.7	255.9
Long-term debt	$580.8	$600.8
_______________
(1)As of September 30, 2022, there were $580.8 in borrowings outstanding under the senior secured revolving credit facility due October 2026 bearing an interest rate of 3.1% (2.1% as of December 31, 2021) and $75.1 in letters of credit and bank guarantees outstanding supported by the senior secured revolving credit facility due 2026. As of September 30, 2022, the senior secured revolving credit facility due 2026 had availability of $344.1.
(2)A portion of borrowings outstanding under our senior secured revolving credit facility due 2026 are denominated in euros (“EUR Revolver Borrowings”). EUR Revolver Borrowings outstanding were euro 88.0 million (equivalent to $85.8) at September 30, 2022 and euro 78.0 million (equivalent to $88.3) at December 31, 2021. During the three months ended September 30, 2022 and 2021, we recognized an unrealized foreign currency gain of $5.7 and $2.4, respectively, and for the nine months ended September 30, 2022 and 2021 we recognized an unrealized foreign currency gain of $12.3 and $5.4 relative to the translation of the EUR Revolver Borrowings outstanding. This unrealized foreign currency gain is classified within foreign currency (gain) loss in the condensed consolidated statements of income for all periods presented.
(3)Our convertible notes due November 2024, net of unamortized debt issuance costs, are included in current maturities for both periods presented.
Senior Secured Revolving Credit Facility
On October 18, 2021 we entered into the Fifth Amended and Restated Credit Agreement, which provides for a Senior Secured Revolving Credit Facility (the “SSRCF”). The SSRCF matures on October 19, 2026.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2022
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
Significant financial covenants for the SSRCF include financial maintenance covenants that, as of the last day of any fiscal quarter ending on and after September 30, 2021, (i) require the ratio of the amount of Chart and its subsidiaries’ consolidated total net indebtedness to consolidated EBITDA to be less than specified maximum ratio levels and (ii) require the ratio of the amount of Chart and its subsidiaries’ consolidated EBITDA to consolidated cash interest expense to be greater than a specified minimum ratio level. The SSRCF includes a number of other customary covenants including, but not limited to, restrictions on our ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations and pay dividends or distributions. At September 30, 2022, we were in compliance with all covenants.
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
We recorded $9.1 in deferred debt issuance costs related to the SSRCF, which includes $6.1 in unamortized debt issuance costs from previous credit facilities. Deferred debt issuance costs related to the SSRCF are presented in other assets in the condensed consolidated balance sheets and are being amortized over the five-year term of the SSRCF. At September 30, 2022 and December 31, 2021, unamortized debt issuance costs associated with the SSRCF were $7.4 and $8.7, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2022
(Dollars and shares in millions, except per share amounts) – Continued

The following table summarizes interest expense and financing costs amortization related to the 2026 Credit Facilities and our previous senior secured revolving credit facility and term loan due June 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense, senior secured revolving credit facility due October 2026	$6.4	$—	$14.7	$—
Interest expense, term loan due June 2024	—	1.3	—	2.4
Interest expense, senior secured revolving credit facility due June 2024	—	1.6	—	3.6
Total interest expense	$6.4	$2.9	$14.7	$6.0

Financing costs amortization, senior secured revolving credit facility due October 2026	$0.5	$—	$1.4	$—
Financing costs amortization, senior secured revolving credit facility and term loan due June 2024	—	1.0	—	2.8
Total financing costs amortization	$0.5	$1.0	$1.4	$2.8
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
The initial conversion rate for the 2024 Notes is 17.0285 shares of common stock (subject to adjustment as provided for in the Indenture) per $1,000 principal amount of the 2024 Notes, which is equal to an initial conversion price of approximately $58.725 per share, representing a conversion premium of approximately 35% above the closing price of our common stock of $43.50 per share on October 31, 2017. In addition, following certain corporate events that occur prior to the maturity date as described in the Indenture, we will pay a make-whole premium by increasing the conversion rate for a holder who elects to convert its 2024 Notes in connection with such a corporate event in certain circumstances. For purposes of calculating earnings per share, if the average market price of our common stock exceeds the applicable conversion price during the periods reported, shares contingently issuable under the 2024 Notes will have a dilutive effect with respect to our common stock. Since our closing common stock price of $184.35 at the end of the period exceeded the conversion price of $58.725, the if-converted value exceeded the principal amount of the 2024 Notes by approximately $553.5 at September 30, 2022. As described below, we entered into convertible note hedge transactions, which are expected to reduce the potential dilution with respect to our common stock upon conversion of the 2024 Notes.
Holders of the 2024 Notes may convert their 2024 Notes at their option at any time prior to the close of business on the business day immediately preceding August 15, 2024 only under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2017 (and only during such fiscal quarter), if the last reported sale price of our common stock

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2022
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
As of October 1, 2022, the 2024 Notes continue to be convertible at the option of the shareholders. This conversion right, which will remain available until December 31, 2022, was triggered since the closing price of our common stock was greater than or equal to $76.3425 (130% of the conversion price of the 2024 Notes) for at least 20 trading days during the last 30 trading days ending on September 30, 2022. Since the holders of the 2024 Notes could potentially convert their 2024 Notes at their option during the three month period subsequent to September 30, 2022, the $258.8 principal amount of the 2024 Notes was classified as a current liability in the unaudited condensed consolidated balance sheet at September 30, 2022. As of December 31, 2021, the 2024 Notes were convertible at the option of the holders, and the liability component of the 2024 Notes was classified as a current liability. We will reassess the convertibility of the 2024 Notes and the related balance sheet classification on a quarterly basis. There have been no conversions as of the date of this filing.
The following table summarizes 1.0% contractual interest coupon and financing costs amortization associated with the 2024 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
2024 Notes, 1.0% contractual interest coupon	$0.6	$0.6	$1.9	$1.9

2024 Notes, financing costs amortization (1)	$0.2	$0.2	$0.7	$0.7
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
Foreign Facilities
In various markets where we do business, we have local credit facilities to meet local working capital demands, fund letters of credit and bank guarantees, and support other short-term cash requirements. The facilities generally have variable interest rates and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. We are permitted to borrow up to USD equivalent $88.9 under certain of our foreign facilities. As of September 30, 2022 and December 31, 2021 there were no borrowings outstanding under these facilities.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2022
(Dollars and shares in millions, except per share amounts) – Continued

Certain of our foreign facilities allow us to request bank guarantees and letters of credit. None of these facilities allow revolving credit borrowings. We have foreign letters of credit and bank guarantees that totaled USD equivalent $39.1 and $31.2 as of September 30, 2022 and December 31, 2021, respectively.
Letters of Credit
L.A. Turbine, a wholly-owned subsidiary of the Company, had $0.0 and $0.2 in deposits in a bank outside of the SSRCF to secure letters of credit as of September 30, 2022 and December 31, 2021, respectively. The deposits are treated as restricted cash and restricted cash equivalents in the unaudited condensed consolidated balance sheet at December 31, 2021.
Derivatives and Hedging
We utilize a combination of cross-currency swaps and foreign exchange collars (together the “Foreign Exchange Contracts”) as a net investment hedge of a portion of our investments in certain international subsidiaries that use the euro as their functional currency in order to reduce the volatility caused by changes in exchange rates. On April 1, 2022 we entered into a pay-fixed rate, receive-fixed rate cross-currency swap that provided for an exchange of principal on a notional amount of $110.2 swapped to euro 100.0 million on its March 31, 2025 maturity and receipt of U.S. dollar interest from our swap counterparties at a fixed rate of 1.8% per annum. We terminated this cross-currency swap on June 7, 2022, and a total settlement of $3.6 cash was received from the counterparties. The settlement amount, which represents the fair value of the contract at the time of termination, was recorded as a reduction in other assets during the second quarter of 2022 and remains classified in accumulated other comprehensive loss on the condensed consolidated balance sheet.
On June 7, 2022, immediately following the termination of the aforementioned cross-currency swap, we entered into a pay-fixed rate, receive-fixed rate cross-currency swap that provides for an exchange of principal on a notional amount of $106.7 swapped to euro 100.0 million on its May 31, 2025 maturity and receipt of U.S. dollar interest from our swap counterparties at a fixed rate of 1.6% per annum. We terminated this cross-currency swap on July 8, 2022, and a total settlement of $4.0 cash was received from the counterparties. The settlement amount, which represents the fair value of the contract at the time of termination, was recorded as a reduction in other assets during the third quarter of 2022 and remains classified in accumulated other comprehensive loss on the condensed consolidated balance sheet.
On July 8, 2022, immediately following the termination of the aforementioned cross-currency swap, we entered into a pay-fixed rate, receive-fixed rate cross-currency swap that provides for an exchange of principal on a notional amount of $101.6 swapped to euro 100.0 million on its June 30, 2025 maturity and receipt of U.S. dollar interest from our swap counterparties at a fixed rate of 1.8% per annum. We terminated this cross-currency swap on September 16, 2022, and a total settlement of $1.8 cash was received from the counterparties. The settlement amount, which represents the fair value of the contract at the time of termination, was recorded as a reduction in other assets during the third quarter of 2022 and remains classified in accumulated other comprehensive loss on the condensed consolidated balance sheet.
On September 16, 2022, immediately following the termination of the aforementioned cross-currency swap, we entered into a pay-fixed rate, receive-fixed rate cross-currency swap that provides for an exchange of principal on a notional amount of $99.8 swapped to euro 100.0 million on its June 30, 2025 maturity and receipt of U.S. dollar interest from our swap counterparties at a fixed rate of 1.6% per annum (the “September 16 Swap”). Concurrent to entering into the September 16 Swap, we also entered into a separate zero cost foreign exchange collar contract (the “Collar Contract”) with the same counterparties, notional amount and expiration date as the September 16 Swap. Under the Collar Contract, we sold a put option with a lower strike price and purchased a call option with an upper strike price to manage final settlement of the September 16 Swap.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2022
(Dollars and shares in millions, except per share amounts) – Continued

Our Foreign Exchange Contracts are measured at fair value with changes in fair value recorded as foreign currency translation adjustments within accumulated other comprehensive loss. Our Foreign Exchange Contracts are entered into with major financial institutions in order to reduce credit risk and risk of nonperformance by third parties. We believe the credit risks with respect to the counterparties, and the foreign currency risks that would not be hedged if the counterparties fail to fulfill their obligations under the contract, are not material in view of our understanding of the financial strength of the counterparties. The Foreign Exchange Contracts are not exchange traded instruments and their fair value is determined using the cash flows of the contracts, discount rates to account for the passage of time, implied volatility, current foreign exchange market data and credit risk, which are all based on inputs readily available in public markets and categorized as Level 2 fair value hierarchy measurements.
The following table represents the fair value of asset and liability derivatives and their respective locations on our condensed consolidated balance sheet as of September 30, 2022:

	Asset Derivatives		Liability Derivatives
Derivatives designated as net investment hedge	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign Exchange Contracts (1)	Other assets	$—	Other long-term liabilities	$0.5
The following table represents the net effect derivative instruments designated in hedging relationships had on accumulated other comprehensive loss on the condensed consolidated statements of income and comprehensive income:

	Unrealized gain recognized in accumulated other comprehensive loss on derivatives, net of taxes
	Three Months Ended September 30,	Nine Months Ended September 30,
Derivatives designated as net investment hedge	2022	2022
Foreign Exchange Contracts (1) (2)	$2.9	$6.7
_______________
(1)Our designated derivative instruments are highly effective. As such, there were no gains or losses recognized immediately in income related to hedge ineffectiveness during the three and nine months ended September 30, 2022.
(2)Represents foreign exchange swaps and foreign exchange options.
The following table represents interest income, included within interest expense, net on the condensed consolidated statements of income related to amounts excluded from the assessment of hedge effectiveness for derivative instruments designated as net investment hedges:

	Amount of gain recognized in income on derivative (amount excluded from effectiveness testing)
	Three Months Ended September 30,	Nine Months Ended September 30,
Derivatives designated as net investment hedge	2022	2022
Foreign Exchange Contracts (1) (2)	$0.4	$0.9
_______________
(1)Represents amount excluded from effectiveness testing. Our Foreign Exchange Contracts are designated with terms based on the spot rate of the euro. Future changes in the components related to the spot change on the notional will be recorded in other comprehensive income and remain there until the hedged subsidiaries are substantially liquidated. All coupon payments are classified in interest expense, net in the condensed consolidated statements of income, and the initial value of excluded components currently recorded in accumulated other comprehensive loss as a foreign currency translation adjustment are amortized to interest expense, net over the remaining term of the Foreign Exchange Contract.
(2)Represents foreign exchange swaps and foreign exchange options.
Fair Value Disclosures
The fair value of the 2024 Notes was approximately 316% and 276% of their par value as of September 30, 2022 and December 31, 2021, respectively. The 2024 Notes are actively quoted instruments and, accordingly, the fair value of the 2024 Notes was determined using Level 1 inputs.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2022
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
The following table represents changes in our consolidated warranty reserve:

Balance at December 31, 2021	$10.5
Issued – warranty expense	2.4
Warranty usage	(6.1)
Balance at September 30, 2022	$6.8
NOTE 10 — Business Combinations
Fronti Fabrications, Inc. Acquisition
On May 31, 2022, we acquired 100% of the equity interests of Fronti Fabrications, Inc. (“Fronti”) for approximately $20.6 in cash (subject to certain customary adjustments) or $20.4 net of $0.2 cash acquired. Fronti is a specialist in engineering, machining and welding for the cryogenic and gas industries, and also supplies new build pressure vessels and cold boxes, and performs repairs with certification to American Society of Mechanical Engineers (ASME) code. The preliminary estimated fair value of the total net assets acquired include goodwill, identifiable intangible assets and other net assets at the date of acquisition in the amounts of $14.2, $5.3 and $1.1, respectively.
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
The preliminary estimated fair value of the total net assets acquired include goodwill, identifiable intangible assets and other net liabilities at the date of acquisition in the amounts of $32.2, $42.9 and $5.1, respectively (as previously reported: $47.2, $27.0 and $11.1, respectively). Amounts previously reported were preliminary and based on provisional fair values. During the first nine months of 2022, we received and analyzed new information about certain assets acquired and subsequently adjusted their fair values accordingly. Intangible assets consists of unpatented technology, trade names, customer relationships and backlog.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2022
(Dollars and shares in millions, except per share amounts) – Continued

AdEdge Acquisition
On August 27, 2021, we acquired 100% of the equity interests of AdEdge for $37.5 in cash, net of $1.4 of cash acquired and a net working capital settlement of $0.8 finalized during the first quarter of 2022. AdEdge is a water treatment technology and solution provider specializing in the design, development, fabrication and supply of water treatment solutions, specialty medias, legacy and innovative technologies that remove a wide range of contaminants from water. The fair value of the total net assets acquired include goodwill, identifiable intangible assets and other net assets at the date of acquisition in the amounts of $16.4, $19.0 and $3.5, respectively. During the first nine months of 2022, we increased goodwill by $0.5, which mainly included the $0.8 final net working capital adjustment mentioned above, a retention bonus adjustment and an adjustment to the trade name. During the third quarter of 2022 the AdEdge purchase price allocation was finalized.
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
The estimated useful lives of identifiable finite-lived intangible assets range from less than one year to 15 years. The excess of the purchase price over the fair values is assigned to goodwill. LAT complements our Heat Transfer Systems and Specialty Products segments with the addition of its application-specific, highly engineered turboexpanders which further differentiates Chart’s end market diversity especially in hydrogen and helium liquefaction in addition to industrial gas, natural gas processing, power generation and petrochemical applications. Goodwill was established due to the benefits outlined above, as well as the benefits derived from the synergies of LAT integrating with our Heat Transfer Systems, Specialty Products and Repair, Service & Leasing segments. Goodwill recorded for the LAT acquisition is not expected to be deductible for tax purposes. During the third quarter of 2022 the LAT purchase price allocation was finalized.
The following table summarizes the fair value of the assets acquired in the LAT acquisition at the acquisition date:

Net assets acquired:
Identifiable intangible assets	$43.7
Goodwill (1)	42.3
Other assets (1)	4.2
Property, plant and equipment	2.6
Cash and cash equivalents	1.4
Liabilities	(16.2)
Net assets acquired	$78.0
_______________
(1)As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2021, we reported goodwill, other assets and liabilities of $42.1, $4.6 and $16.4, respectively. During the first nine months of 2022, we recorded purchase price adjustments that increased goodwill by $0.2, decreased other assets by $0.4 and decreased liabilities by $0.2.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2022
(Dollars and shares in millions, except per share amounts) – Continued

Information regarding identifiable intangible assets acquired in the LAT acquisition is presented below:

	Weighted-average Estimated Useful Life	Fair Value
Finite-lived intangible assets acquired:
Unpatented technology	14.5 years	$33.4
Customer relationships	14.5 years	1.5
Backlog	2.5 years	0.7
Other identifiable intangible assets (1)	3.4 years	0.2
Total finite-lived intangible assets acquired	14.2 years	35.8
Indefinite-lived intangible assets acquired:
Trademarks and trade names		7.9
Total intangible assets acquired		$43.7
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
Preliminary Purchase Price Allocations:
The purchase price allocations of Fronti Fabrications, CSC Cryogenic Service Center and Earthly Labs (the “acquisitions”) are preliminary and are based on provisional fair values and subject to revision as we finalize third-party valuations and other analyses. Final determination of the fair values may result in further adjustments to the value of net assets acquired.
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
Contingent Consideration
The fair value of contingent consideration was $16.9 for SES and $3.2 for BIG at the date of acquisitions and was valued according to a discounted cash flow approach, which included assumptions regarding the probability of achieving certain targets and a discount rate applied to the potential payments. Potential payments are measured between the period commencing October 1, 2022 and ending on December 31, 2028 based on the attainment of certain earnings targets. The potential payments related to both SES and BIG contingent consideration on a combined basis is between $0.0 and $31.0. The estimated fair value of contingent consideration related to SES decreased by $0.9 and increased by $0.4 for the three months ended September 30, 2022 and 2021, respectively. The estimated fair value of contingent consideration related to SES decreased by $1.7 and

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2022
(Dollars and shares in millions, except per share amounts) – Continued

increased by $2.4 for the nine months ended September 30, 2022 and 2021, respectively. The estimated fair value of contingent consideration related to BIG decreased by $0.8 and $0.1 for the three months ended September 30, 2022 and 2021, respectively. The estimated fair value of contingent consideration related to BIG decreased by $1.0 and $0.1 for the nine months ended September 30, 2022 and 2021, respectively.
In connection with the Earthly Labs acquisition, Chart will pay to the sellers a royalty on sales of carbon capture units for residential use launched for sale to the public by Chart in an amount equal to 4% of such sales. Potential royalty payments shall be paid to the sellers during the three year period following Chart’s launch of this product. This product has not yet been developed and as such, the fair value of the contingent consideration liability that arises from this arrangement was insignificant as of September 30, 2022 and December 31, 2021.
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
The following table represents the changes to our contingent consideration liabilities:

	SES	BIG	Total
Balance at December 31, 2021	$19.1	$2.1	$21.2
Decrease in fair value of contingent consideration liabilities	(1.7)	(1.0)	(2.7)
Balance at September 30, 2022	$17.4	$1.1	$18.5
NOTE 11 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	Foreign currency translation adjustments (1)	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at June 30, 2022	$(52.3)	$(6.3)	$(58.6)
Other comprehensive loss	(32.1)	—	(32.1)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	0.1	0.1
Net current-period other comprehensive (loss) income, net of taxes	(32.1)	0.1	(32.0)
Balance at September 30, 2022	$(84.4)	$(6.2)	$(90.6)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at June 30, 2021	$1.5	$(10.7)	$(9.2)
Other comprehensive loss	(11.8)	—	(11.8)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	0.3	0.3
Net current-period other comprehensive (loss) income, net of taxes	(11.8)	0.3	(11.5)
Balance at September 30, 2021	$(10.3)	$(10.4)	$(20.7)

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2022
(Dollars and shares in millions, except per share amounts) – Continued

	Foreign currency translation adjustments (1)	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at December 31, 2021	$(15.2)	$(6.5)	$(21.7)
Other comprehensive loss	(69.2)	—	(69.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	0.3	0.3
Net current-period other comprehensive (loss) income, net of taxes	(69.2)	0.3	(68.9)
Balance at September 30, 2022	$(84.4)	$(6.2)	$(90.6)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income (loss)
Balance at December 31, 2020	$13.8	$(11.4)	$2.4
Other comprehensive loss	(24.1)	—	(24.1)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	1.0	1.0
Net current-period other comprehensive (loss) income, net of taxes	(24.1)	1.0	(23.1)
Balance at September 30, 2021	$(10.3)	$(10.4)	$(20.7)
_______________
(1)Foreign currency translation adjustments includes translation adjustments and net investment hedge, net of taxes. See Note 8, “Debt and Credit Arrangements,” for further information related to the net investment hedge.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2022
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 12 — Earnings Per Share
The following table represents calculations of net earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to Chart Industries, Inc.	$41.2	$14.9	$64.4	$47.0

Earnings per common share:
Basic	$1.15	$0.42	$1.80	$1.32
Diluted	$0.98	$0.36	$1.56	$1.15

Weighted average number of common shares outstanding – basic	35.87	35.62	35.85	35.59
Incremental shares issuable upon assumed conversion and exercise of share-based awards	0.28	0.35	0.26	0.33
Incremental shares issuable due to dilutive effect of convertible notes	3.01	2.90	2.82	2.71
Incremental shares issuable due to dilutive effect of warrants	2.70	2.57	2.47	2.33
Weighted average number of common shares outstanding – diluted	41.86	41.44	41.40	40.96
Diluted earnings per share does not reflect the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Share-based awards	0.03	—	0.07	0.04
Convertible note hedge and capped call transactions (1)	3.01	2.90	2.82	2.71
Warrants	—	—	—	—
Total anti-dilutive securities	3.04	2.90	2.89	2.75
 _______________
(1)The convertible note hedge offsets any dilution upon actual conversion of the 2024 Notes up to a common stock price of $71.775 per share. For further information, refer to Note 8, “Debt and Credit Arrangements.”
NOTE 13 — Income Taxes
Income tax expense of $(1.6) and $5.5 for the three months ended September 30, 2022 and 2021, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of (4.0)% and 25.9%, respectively. Income tax expense of $4.0 and $9.9 for the nine months ended September 30, 2022 and 2021, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 5.8% and 17.0%, respectively.
The effective income tax rates of (4.0)% and 5.8% for the three and nine months ended September 30, 2022 differed from the U.S. federal statutory rate of 21% primarily due to income earned by our certain foreign entities being taxed at higher rates than the U.S. federal statutory rates more than offset by the release of a valuation allowance on certain foreign entities, excess tax benefits associated with share-based compensation, and global R&D tax credits. The release of the valuation allowance is due to continued improvement of on-going results in certain foreign jurisdictions over the prior three years and the current year resulting in the recognition of deferred tax assets (and the related deferred tax benefit) that were generated in prior years and year to date that had not been previously recognized.
The effective income tax rate of 25.9% for the three months ended September 30, 2021 differed from the U.S. federal statutory rate of 21% primarily due to income earned by our certain foreign entities being taxed at higher rates than the U.S. federal statutory rate combined with a reduction of our foreign-derived intangible income deduction (FDII) as a result of lower forecasted taxable income in the U.S.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2022
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
NOTE 14 — Share-based Compensation
During the nine months ended September 30, 2022, we granted 0.03 stock options, 0.05 restricted stock units and 0.01 performance units. The total fair value of awards granted to employees during the nine months ended September 30, 2022 was $12.6. In addition, our non-employee directors received stock awards with a total fair value of $0.6. During the nine months ended September 30, 2022, participants in our stock option plans exercised options to purchase 0.03 shares of our common stock.
Stock options generally have a four-year graded vesting period. Restricted stock and restricted stock units generally vest ratably over a three-year period. Performance units generally vest at the end of a three-year performance period based on the attainment of certain pre-determined performance condition targets. During the nine months ended September 30, 2022, 0.06 restricted stock and restricted stock units vested and 0.02 performance units vested.
Share-based compensation expense was $2.3 and $2.3 for the three months ended September 30, 2022 and 2021, respectively and $7.9 and $8.1 for the nine months ended September 30, 2022 and 2021, respectively. Share-based compensation expense is included in selling, general, and administrative expenses in the unaudited condensed consolidated statements of income and comprehensive income. As of September 30, 2022, total share-based compensation of $14.1 is expected to be recognized over the weighted-average period of approximately 2.2 years.
NOTE 15 — Commitments and Contingencies
Environmental
We are subject to federal, state, local, and foreign environmental laws and regulations concerning, among other matters, waste water effluents, air emissions, and handling and disposal of hazardous materials, such as cleaning fluids. We are involved with environmental compliance, investigation, monitoring, and remediation activities at certain of our owned and formerly owned manufacturing facilities and at one owned facility that is leased to a third party, and, except for these continuing remediation efforts, believe we are currently in substantial compliance with all known environmental regulations. At September 30, 2022 and December 31, 2021, we had undiscounted accrued environmental reserves of $0.4 and $0.2, respectively.
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
In the second quarter 2021, we recorded a loss contingency accrual and corresponding charge to net income for $13.5 in the amount of the jury verdict attributable to Chart. The loss contingency accrual is included in other current liabilities in our

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2022
(Dollars and shares in millions, except per share amounts) – Continued

unaudited condensed consolidated balance sheet at September 30, 2022. Chart expects that any potential loss associated with the verdict will be covered by existing product liability insurance, subject to previously issued reservations of rights by the insurance carriers. Accordingly, we have recorded an offsetting $13.5 loss recovery receivable with a corresponding credit to net income. The loss recovery receivable is included in other current assets in our unaudited condensed consolidated balance sheet at September 30, 2022. Although we continue to vigorously contest the result in this case, we continue to recognize the loss contingency accrual and related loss recovery receivable in our unaudited condensed consolidated balance sheet at September 30, 2022.
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
NOTE 16 — Restructuring Activities
Restructuring credits of $1.4 and $1.1 for the three and nine months ended September 30, 2022 were primarily related to reversal of prior restructuring accruals for employee retention at our Houston, Texas facility, and offset restructuring related costs in the segment in 2022. Restructuring costs of $1.9 and $2.9 for the three and nine months ended September 30, 2021, respectively, were primarily related to moving and employee severance costs relative to restructuring at our Beasley, Texas, Houston, Texas and Tulsa, Oklahoma facilities. This project was a cost reduction measure within our Heat Transfer Systems segment to continue to structure the business for profitable growth and capacity efficiency.
We are closely monitoring our end markets and order rates and will continue to take appropriate and timely actions as necessary.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2022
(Dollars and shares in millions, except per share amounts) – Continued

The following table summarizes severance and other restructuring costs, which includes employee-related costs, facility rent and exit costs, relocation, recruiting, travel and other:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Severance:
Cost of sales	$(0.2)	$0.4	$—	$0.4
Selling, general, and administrative expenses	0.1	—	—	0.3
Total severance costs	(0.1)	0.4	—	0.7
Other restructuring:
Cost of sales	(1.2)	1.5	(1.1)	2.2
Selling, general, and administrative expenses	(0.1)	—	—	—
Total other restructuring costs	(1.3)	1.5	(1.1)	2.2

Total restructuring costs	$(1.4)	$1.9	$(1.1)	$2.9
The following tables summarize our restructuring activities:

	Three Months Ended September 30, 2022
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Corporate	Consolidated
Balance at June 30, 2022	$—	$—	$—	$1.4	$—	$1.4
Restructuring charges	—	—	(0.1)	(1.3)	—	(1.4)
Cash payments and other	—	—	0.3	—	—	0.3
Balance at September 30, 2022	$—	$—	$0.2	$0.1	$—	$0.3

	Three Months Ended September 30, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Corporate	Consolidated
Balance at June 30, 2021	$0.3	$(0.1)	$—	$—	$—	$0.2
Restructuring charges	—	0.5	—	1.4	—	1.9
Cash payments and other	—	(0.3)	—	0.1	—	(0.2)
Balance at September 30, 2021	$0.3	$0.1	$—	$1.5	$—	$1.9

	Nine Months Ended September 30, 2022
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Corporate	Consolidated
Balance at December 31, 2021	$0.4	$0.5	$—	$1.4	$—	$2.3
Restructuring charges	0.1	0.1	—	(1.3)	—	(1.1)
Cash payments and other	(0.5)	(0.6)	0.2	—	—	(0.9)
Balance at September 30, 2022	$—	$—	$0.2	$0.1	$—	$0.3

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2022
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
Macroeconomic Impacts
During the third quarter of 2022, we had record backlog, record sales, record gross profit and record operating income as certain supply chain, labor and logistics issues driven by macroeconomic conditions began to level out. The current conflict between Russia and Ukraine and the related sanctions imposed by countries against Russia are creating uncertainty in the global economy. While we do not have operations in Russia or Ukraine, we are unable to predict the impact these actions will have on the global economy or on our business, financial condition and results of operations. Furthermore, uncertainty associated with the coronavirus (Covid-19) pandemic remains. These events did not have a material adverse effect on our reported results for the three months ended September 30, 2022, however we will continue to actively monitor in terms of their potential impact on our results of operations beyond the third quarter of 2022.
Foreign currency rate fluctuations, as determined by comparing current period revenue in USD to current period revenue in local currency converted to USD using the same foreign exchange rates as the third quarter of 2021, had a negative impact on consolidated sales of $17.3 million for the three months ended September 30, 2022, primarily due to the U.S. dollar appreciating versus the euro and the Indian rupee (third quarter 2022 compared to third quarter 2021).
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
•We reported a 0.80 Total Recordable Incident Rate (TRIR), with emphasis on safety as our #1 priority and focus on all team members being empowered and authorized to stop work if they see an unsafe or potentially unsafe situation. At the end of September 2022, we were 0.01 from our record 12-month rolling TRIR set in June of 2022.
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
◦S&P Global Platts Energy Awards Corporate Social Responsibility (Diversified) Award Finalist (2021)
•In 2022, we received the following ESG-oriented recognition:
◦S&P Global Platts Energy Awards 2022 “Energy Transition– LNG” Finalist
◦S&P Global Platts Energy Awards 2022 “Deal of the Year – Strategic” Finalist
◦2022 Frost & Sullivan Institute Enlightened Growth Leadership Award
◦goBeyondProfit’s 2022 “In Good Company Report – One of the Most Generous Companies in Georgia (USA)”
Third Quarter 2022 Highlights
Strong order activity contributed to record ending total backlog of $2,254.1 million as of September 30, 2022 compared to $1,102.2 million as of September 30, 2021 and $1,953.3 million as of June 30, 2022, representing increases of $1,151.9 million or 104.5% and $300.8 million or 15.4%, respectively, which reflects the broad-based demand we continue to see year-over-year and quarter-over-quarter across our product categories. The increase in backlog was largely driven by strong order activity for the three months ended September 30, 2022 of $729.4 million compared to $350.2 million as of September 30, 2021 representing an increase of $379.2 million or 108.3%. Strong order intake in our Heat Transfer Systems segment of $357.7 million for the three months ended September 30, 2022 compared to $41.1 million for the three months ended September 30, 2021, was mainly driven by increased LNG orders including big and mid-scale LNG, liquefaction systems and cold box projects during the three months ended September 30, 2022. Strong order intake in our Specialty Products segment of $202.9 million for the three months ended September 30, 2022 compared to $131.3 million for the three months ended September 30, 2021, was mainly driven by an order for a large liquefaction system during the three months ended September 30, 2022. Record orders in our Repair, Service & Leasing segment for the three months ended September 30, 2022 of $61.7 million were mainly driven by record order intake in our leasing business. Heat Transfer Systems segment backlog was $1,225.4 million as of September 30, 2022, a record, as compared to $335.1 million and $1,003.8 million as of September 30, 2021 and June 30, 2022, respectively. Specialty Products segment backlog was $666.1 million as of September 30, 2022, also a record, as compared to $381.2 million and $570.4 million as of September 30, 2021 and June 30, 2022, respectively.

Consolidated sales increased to a record $412.1 million in the three months ended September 30, 2022 from $328.3 million in the three months ended September 30, 2021 and $404.8 million in the three months ended June 30, 2022, representing increases of $83.8 million or 25.5% (26.2% organically) and $7.3 million or 1.8% (3.6% organically), respectively, mainly driven by our Heat Transfer Systems segment with record sales in process systems related to big and small-scale LNG liquefactions and favorable sales in air coolers. Sales in our Cryo Tank Solutions segment increased by $14.7 million as compared to the same quarter in 2021 driven by favorable sales in storage equipment and record sales in mobile equipment. The consolidated sales increase was bolstered by sales from acquisitions. Consolidated gross profit increased to a record $104.6 million during the three months ended September 30, 2022, compared to $74.9 million for the three months ended September 30, 2021 and $94.8 million for the three months ended June 30, 2022, representing increases of $29.7 million or 39.7% and $9.8 million or 10.3%, respectively. Gross profit margin for the three months ended September 30, 2022 of 25.4% increased from 22.8% and 23.4% for the three months ended September 30, 2021 and June 30, 2022, respectively, demonstrating our progress in quarterly improvement in our margin profile as we continued to take further pricing and cost reduction actions.
Consolidated SG&A expenses as a percentage of consolidated sales for the three months ended September 30, 2022 decreased by 2.8% as compared to the three months ended September 30, 2021 primarily driven by the effect of cost reduction actions we took in 2021 and 2022.
Outlook
Our outlook for 2022 for sales is in the range of $1.65 billion to $1.70 billion. The change to our prior sales guidance of $1.725 billion to $1.80 billion is driven by currency headwinds and timing of specific project revenue recognition, which is typical in our business. We continue to invest in our automation, process improvement, and productivity activities across Chart, with total anticipated 2022 capital expenditures spend of $62.0 million to $67.0 million.
Our outlook for 2023 for sales is in a range of $2.10 billion to $2.20 billion and is driven by increased confidence due to record backlog, multiple global tailwinds and customers’ forecasts. Our 2023 outlook includes only Big LNG projects that are in backlog as of September 30, 2022. Note that this outlook does not include any new or additional mid-size or large projects that could come into the order book between now and the end of the first half 2023 which we would anticipate having sales associated with them in the year. If one or more mid or large-size project comes into the order book between now and the end of the first quarter 2023, we would anticipate recognizing between $50 to $75 million dollars more of revenue into the full year.
Consolidated Results for the Three Months Ended September 30, 2022 and 2021, and June 30, 2022
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the three months ended September 30, 2022 and 2021 and June 30, 2022 (dollars in millions). Financial data for the three months ended June 30, 2022 has been included to provide additional information regarding our business trends on a sequential quarter basis.
Selected Financial Information

	Three Months Ended			Current Quarter vs. Prior Year Same Quarter		Current Quarter vs. Prior Sequential Quarter
	September 30, 2022	September 30, 2021	June 30, 2022	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Sales
Cryo Tank Solutions	$126.9	$112.2	$132.9	$14.7	13.1%	$(6.0)	(4.5)%
Heat Transfer Systems	132.1	56.4	102.9	75.7	134.2%	29.2	28.4%
Specialty Products	108.1	116.9	115.3	(8.8)	(7.5)%	(7.2)	(6.2)%
Repair, Service & Leasing	49.7	46.3	55.4	3.4	7.3%	(5.7)	(10.3)%
Intersegment eliminations	(4.7)	(3.5)	(1.7)	(1.2)	34.3%	(3.0)	176.5%
Consolidated	$412.1	$328.3	$404.8	$83.8	25.5%	$7.3	1.8%

Gross Profit
Cryo Tank Solutions	$22.8	$22.6	$21.6	$0.2	0.9%	$1.2	5.6%
Heat Transfer Systems	28.5	2.2	14.8	26.3	1,195.5%	13.7	92.6%
Specialty Products	34.2	40.7	39.4	(6.5)	(16.0)%	(5.2)	(13.2)%
Repair, Service & Leasing	19.1	9.4	19.0	9.7	103.2%	0.1	0.5%

Consolidated	$104.6	$74.9	$94.8	$29.7	39.7%	$9.8	10.3%

Gross Profit Margin
Cryo Tank Solutions	18.0%	20.1%	16.3%
Heat Transfer Systems	21.6%	3.9%	14.4%
Specialty Products	31.6%	34.8%	34.2%
Repair, Service & Leasing	38.4%	20.3%	34.3%
Consolidated	25.4%	22.8%	23.4%

	Three Months Ended			Current Quarter vs. Prior Year Same Quarter		Current Quarter vs. Prior Sequential Quarter
	September 30, 2022	September 30, 2021	June 30, 2022	Variance ($)	Variance (%)	Variance ($)	Variance (%)
SG&A Expenses
Cryo Tank Solutions	$9.8	$9.1	$11.0	$0.7	7.7%	$(1.2)	(10.9)%
Heat Transfer Systems	6.5	7.4	5.3	(0.9)	(12.2)%	1.2	22.6%
Specialty Products	14.7	11.8	14.8	2.9	24.6%	(0.1)	(0.7)%
Repair, Service & Leasing	3.9	4.9	3.6	(1.0)	(20.4)%	0.3	8.3%
Corporate	17.4	17.8	18.8	(0.4)	(2.2)%	(1.4)	(7.4)%
Consolidated	$52.3	$51.0	$53.5	$1.3	2.5%	$(1.2)	(2.2)%

SG&A Expenses (% of Sales)
Cryo Tank Solutions	7.7%	8.1%	8.3%
Heat Transfer Systems	4.9%	13.1%	5.2%
Specialty Products	13.6%	10.1%	12.8%
Repair, Service & Leasing	7.8%	10.6%	6.5%
Consolidated	12.7%	15.5%	13.2%

Operating Income (Loss) (1)
Cryo Tank Solutions	$12.2	$13.0	$9.9	$(0.8)	(6.2)%	$2.3	23.2%
Heat Transfer Systems	18.3	(10.0)	5.7	28.3	100.0%	12.6	221.1%
Specialty Products (2)	16.7	26.4	20.8	(9.7)	(36.7)%	(4.1)	(19.7)%
Repair, Service & Leasing	12.0	2.2	12.0	9.8	445.5%	—	—%
Corporate (3)	(17.5)	(17.8)	(18.8)	0.3	(1.7)%	1.3	(6.9)%
Consolidated	$41.7	$13.8	$29.6	$27.9	202.2%	$12.1	40.9%

Operating Margin
Cryo Tank Solutions	9.6%	11.6%	7.4%
Heat Transfer Systems	13.9%	(17.7)%	5.5%
Specialty Products	15.4%	22.6%	18.0%
Repair, Service & Leasing	24.1%	4.8%	21.7%
Consolidated	10.1%	4.2%	7.3%
_______________
(1)Restructuring (credits)/costs for the three months ended:
•September 30, 2022 were $(1.4) ($(1.3) - Repair, Service & Leasing and $(0.1) - Specialty Products).
•September 30, 2021 were $1.9 ($0.5 - Heat Transfer Systems and $1.4 - Repair, Service & Leasing).
•June 30, 2022 were $0.2 ($0.1 - Cryo Tank Solutions and $0.1 - Specialty Products).
(2)Acquisition-related contingent consideration adjustments in our Specialty Products segment for the three months ended:
•September 30, 2022 were a decrease in fair value of $1.7.

•September 30, 2021 were an increase in fair value of $0.3.
•June 30, 2022 were a decrease in fair value of $0.2.
(3)Includes deal-related and integration costs of $6.7 and $5.1 for the three months ended September 30, 2022 and June 30, 2022, respectively.
Results of Operations for the Three Months Ended September 30, 2022 and 2021, and June 30, 2022
Sales for the third quarter of 2022 compared to the same quarter in 2021 increased by $83.8 million ($81.9 million organically), from $328.3 million to $412.1 million, or 25.5%. This increase was primarily driven by growth in our Heat Transfer Systems segment on record sales in process systems related to big and small-scale LNG liquefactions and favorable sales in air coolers, as well as gains within our Cryo Tank Solutions segment on favorable sales in storage equipment in the U.S. and record sales in mobile equipment and within our Repair, Service & Leasing segment on favorable sales in parts, repairs, and services, aftermarket fans, aftermarket air cooled heat exchangers and in our lifecycle business.
Gross profit for the third quarter of 2022 compared to the same quarter in 2021 increased by $29.7 million from $74.9 million to $104.6 million, or 39.7%. Gross profit margin of 25.4% for the third quarter of 2022 increased from 22.8% in the third quarter of 2021. The increase in gross profit margin in the current quarter over third quarter of 2021 was primarily driven by product mix and pricing and cost reduction actions we took for all segments overall. Restructuring (credits)/costs recorded to cost of sales were $(1.4) million and $1.9 million for the three months ended September 30, 2022 and 2021, respectively.
Consolidated SG&A expenses increased by $1.3 million or 2.5% during the third quarter of 2022 compared to the same quarter in 2021 driven by higher employee-related costs while consolidated SG&A expenses as a percentage of consolidated sales for the three months ended September 30, 2022 decreased by 2.8% as compared to the three months ended September 30, 2021 primarily driven by the effect of cost reduction actions we took in 2021 and 2022.
Interest Expense, Net and Financing Costs Amortization
Interest expense, net for the three months ended September 30, 2022 and 2021 was $5.7 million and $3.2 million, respectively, representing an increase of $2.5 million. The increase in interest expense, net, is primarily due to higher borrowings outstanding and higher average interest rates during the third quarter of 2022 on our senior secured revolving credit facility due October 2026, as compared to borrowings outstanding and average interest rates on our previous senior secured revolving credit facility and term loan due June 2024 during the third quarter of 2021, partially offset by interest income of $0.4 million from our cross-currency swaps entered into on July 8, 2022 and September 16, 2022 and by capitalization of interest related to property, plant and equipment. Interest expense, net for both the three months ended September 30, 2022 and 2021 included $0.6 million of 1.0% cash interest expense related to our convertible notes due November 2024 and $6.4 million and $2.9 million, respectively, in interest related to borrowings on our current senior secured revolving credit facility due 2026 and previous senior secured revolving credit facility and term loan due 2024. Financing costs amortization was $0.7 million and $1.2 million for the three months ended September 30, 2022 and 2021, respectively. The decrease of $0.5 million was primarily due to the amendment of our credit facilities during the fourth quarter in October 2021, which lowered deferred debt issuance costs.
Unrealized (Gain) Loss On Investments In Equity Securities
During the third quarter of 2022, we recognized an unrealized gain on investments in equity securities of $1.3 million, which was driven by an unrealized loss of $4.1 million on the mark-to-market adjustment of our investment in McPhy and a $5.4 million unrealized gain on the mark-to-market adjustment of our investment in Stabilis. During third quarter of 2021, we recognized an unrealized gain of $10.4 million, which was driven by an unrealized gain of $20.7 million upon remeasurement of the initial HTEC investment due to an observable price change in an orderly transaction for similar instruments of the same issuer, partially offset by a $6.0 million unrealized loss on the mark-to-market adjustment of our investment in McPhy and a $4.3 million unrealized loss on the mark-to-market adjustment of our investment in Stabilis.
Foreign Currency (Gain) Loss
For the three months ended September 30, 2022, foreign currency gain was $2.5 million and for the three months ended September 30, 2021 foreign currency gain was $0.8 million. The variance between periods was primarily driven by fluctuations in the U.S dollar as compared to the euro and Chinese yuan.

Income Tax Expense
Income tax expense of $(1.6) million and $5.5 million for the three months ended September 30, 2022 and 2021, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of (4.0)% and 25.9%, respectively. The effective income tax rate of (4.0)% for the three months ended September 30, 2022 differed from the U.S. federal statutory rate of 21% primarily due to income earned by our certain foreign entities being taxed at higher rates than the U.S. federal statutory rates more than offset by the release of a valuation allowance on certain foreign entities, excess tax benefits associated with share-based compensation and global R&D tax credits. The release of the valuation allowance is due to continued improvement of on-going results in certain foreign jurisdictions over the prior three years and the current year resulting in the recognition of deferred tax assets (and the related deferred tax benefit) that were generated in prior years and year to date that had not been previously recognized.
The effective income tax rate of 25.9% for the three months ended September 30, 2021 differed from the U.S. federal statutory rate of 21% primarily due to income earned by our certain foreign entities being taxed at higher rates than the U.S. federal statutory rate combined with a reduction of our foreign-derived intangible income deduction (FDII) as a result of lower forecasted taxable income in the U.S.
Net Income Attributable to Chart Industries, Inc.
As a result of the foregoing, net income attributable to Chart Industries, Inc. for the three months ended September 30, 2022 and 2021 was $41.2 million and $14.9 million, respectively.
Consolidated Results for the Nine Months Ended September 30, 2022 and 2021
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the nine months ended September 30, 2022 and 2021 (dollars in millions):
Selected Financial Information

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2022	September 30, 2021	Variance ($)	Variance (%)
Sales
Cryo Tank Solutions	$377.9	$313.9	$64.0	20.4%
Heat Transfer Systems	314.3	190.8	123.5	64.7%
Specialty Products	330.9	301.0	29.9	9.9%
Repair, Service & Leasing	154.4	142.3	12.1	8.5%
Intersegment eliminations	(6.5)	(9.2)	2.7	(29.3)%
Consolidated	$1,171.0	$938.8	$232.2	24.7%

Gross Profit
Cryo Tank Solutions	$69.8	$71.0	$(1.2)	(1.7)%
Heat Transfer Systems	53.4	29.2	24.2	82.9%
Specialty Products	106.2	105.6	0.6	0.6%
Repair, Service & Leasing	53.7	36.2	17.5	48.3%
Consolidated	$283.1	$242.0	$41.1	17.0%

Gross Profit Margin
Cryo Tank Solutions	18.5%	22.6%
Heat Transfer Systems	17.0%	15.3%
Specialty Products	32.1%	35.1%
Repair, Service & Leasing	34.8%	25.4%
Consolidated	24.2%	25.8%

SG&A Expenses

Cryo Tank Solutions	$31.5	$27.1	$4.4	16.2%
Heat Transfer Systems	18.3	21.1	(2.8)	(13.3)%
Specialty Products	43.5	32.5	11.0	33.8%
Repair, Service & Leasing	11.5	13.7	(2.2)	(16.1)%
Corporate	54.5	51.0	3.5	6.9%
Consolidated	$159.3	$145.4	$13.9	9.6%

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2022	September 30, 2021	Variance ($)	Variance (%)
SG&A Expenses % of Sales
Cryo Tank Solutions	8.3%	8.6%
Heat Transfer Systems	5.8%	11.1%
Specialty Products	13.1%	10.8%
Repair, Service & Leasing	7.4%	9.6%
Consolidated	13.6%	15.5%

Operating Income (Loss) (1)
Cryo Tank Solutions	$36.2	$42.0	$(5.8)	(13.8)%
Heat Transfer Systems	23.8	(6.7)	30.5	100.0%
Specialty Products (2)	53.7	67.7	(14.0)	(20.7)%
Repair, Service & Leasing	32.3	16.1	16.2	100.6%
Corporate (3)	(54.6)	(51.0)	(3.6)	7.1%
Consolidated	$91.4	$68.1	$23.3	34.2%

Operating Margin
Cryo Tank Solutions	9.6%	13.4%
Heat Transfer Systems	7.6%	(3.5)%
Specialty Products	16.2%	22.5%
Repair, Service & Leasing	20.9%	11.3%
Consolidated	7.8%	7.3%
_______________
(1)Restructuring (credits)/costs for the nine months ended:
•September 30, 2022 were $(1.1) ($(1.3) - Repair, Service & Leasing, $0.1 - Cryo Tank Solutions and $0.1 - Heat Transfer Systems).
•September 30, 2021 were $2.9 ($0.3 - Cryo Tank Solutions, $1.2 - Heat Transfer Systems and $1.4 - Repair, Service & Leasing).
(2)Includes acquisition-related contingent consideration (credits)/charges of $(2.7) and $2.3 in our Specialty Products segment for the nine months ended September 30, 2022 and 2021, respectively.
(3)Includes deal-related and integration costs of $16.0 for the nine months ended September 30, 2022.
Results of Operations for the Nine Months Ended September 30, 2022 and 2021
Sales for the first nine months of 2022 compared to the same period in 2021 increased by $232.2 million ($196.3 million organically), from $938.8 million to $1,171.0 million, or 24.7%. Similar to the comments in the results of operations for the three months ended September 30, 2022 and 2021 section above, this increase was primarily driven by growth in our Heat Transfer Systems segment on favorable sales in process systems related to big and small-scale LNG liquefactions and air coolers, along with gains within our Cryo Tank Solutions segment on favorable sales in storage equipment and mobile equipment, within our Specialty Products segment on favorable sales in hydrogen and helium applications, water treatment, space applications, food & beverage applications and carbon capture and within our Repair, Service & Leasing segment on favorable sales in parts, repairs, and services, aftermarket fans, aftermarket air cooled heat exchangers and in our lifecycle business.
Gross profit increased during the first nine months of 2022 compared to the first nine months of 2021 by $41.1 million or 17.0%, while gross profit margin of 24.2% for the first nine months of 2022 decreased from 25.8% in the first nine months of 2021. Similar to the comments in the results of operations for the three months ended September 30, 2022 and 2021 section above, the increase in gross profit for the first nine months of 2022 compared to the same period in 2021 was primarily driven by continued pricing and cost reduction actions we took for all segments overall.
Consolidated SG&A expenses increased by $13.9 million or 9.6% during the first nine months of 2022 compared to the same period in 2021 primarily driven by higher employee-related costs, a ramp up in our Specialty Products business which drove higher SG&A expenses in the segment and SG&A expenses related to recent acquisitions, partially offset by no restructuring costs recorded to consolidated SG&A expenses for the nine months ended September 30, 2022, compared to $0.3 million for the same period in 2021.
Interest Expense, Net and Financing Costs Amortization
Interest expense, net for the nine months ended September 30, 2022 and 2021 was $13.3 million and $7.4 million, respectively, representing an increase of $5.9 million. The increase in interest expense, net, is primarily due to higher borrowings outstanding and higher average interest rates during the first nine months of 2022 on our senior secured revolving credit facility due October 2026, as compared to borrowings outstanding and average interest rates on our previous senior secured revolving credit facility and term loan due June 2024 during the first nine months of 2021, partially offset by interest income of $0.9 million from our cross-currency swaps entered into during the first nine months of 2022 and by capitalization of interest related to property, plant and equipment. Interest expense, net for both the nine months ended September 30, 2022 and 2021 included $1.9 million of 1.0% cash interest expense related to our convertible notes due November 2024 and $14.7 million and $6.0 million, respectively, in interest related to borrowings on our current senior secured revolving credit facility due 2026 and previous senior secured revolving credit facility and term loan due 2024. Financing costs amortization was $2.1 million for the nine months ended September 30, 2022 as compared to $3.5 million for the nine months ended September 30, 2021. The decrease of $1.4 million was primarily due to the amendment of our credit facilities during the fourth quarter in October 2021, which lowered deferred debt issuance costs.
Unrealized (Gain) Loss On Investments In Equity Securities
During the first nine months of 2022, we recognized an unrealized loss on investments in equity securities of $10.9 million, which was driven by an unrealized loss of $16.1 million on the mark-to-market adjustment of our investment in McPhy and a $5.2 million unrealized gain on the mark-to-market adjustment of our investment in Stabilis. During the first nine months of 2021, we recognized an unrealized gain on investments in equity securities of $1.2 million, which was driven by an unrealized gain of $20.7 million upon remeasurement of the initial HTEC investment due to an observable price change in an orderly transaction for similar instruments of the same issuer and a $6.3 million unrealized gain on the mark-to-market adjustment of our investment in Stabilis, partially offset by a $25.8 million unrealized loss on the mark-to-market adjustment of our investment in McPhy.
Foreign Currency (Gain) Loss
For the nine months ended September 30, 2022, foreign currency gain was $2.6 million and for the nine months ended September 30, 2021 foreign currency loss was $0.1 million.
Income Tax Expense
Income tax expense of $4.0 million and $9.9 million for the nine months ended September 30, 2022 and 2021, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 5.8% and 17.0%, respectively. The effective income tax rate of 5.8% for the nine months ended September 30, 2022 differed from the U.S. federal statutory rate of 21% primarily due to income earned by our certain foreign entities being taxed at higher rates than the U.S. federal statutory rate offset by the release of a valuation allowance on certain foreign entities, excess tax benefits associated with share-based compensation and global R&D tax credits. The release of the valuation allowance is due to continued improvement of on-going results in certain foreign jurisdictions over the prior three years and the current year resulting in the recognition of deferred tax assets (and the related deferred tax benefit) that were generated in prior years and year to date that had not been previously recognized.

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
Net Income Attributable to Chart Industries, Inc.
As a result of the foregoing, net income attributable to Chart Industries, Inc. for the nine months ended September 30, 2022 and 2021 was $64.4 million and $47.0 million, respectively.
Segment Results
Our reportable and operating segments include: Cryo Tank Solutions, Heat Transfer Systems, Specialty Products and Repair, Service & Leasing. Corporate includes operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, and risk management. Corporate support functions are not currently allocated to the segments. For further information, refer to Note 2, “Reportable Segments” of our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report. The following tables include key metrics used to evaluate our business and measure our performance and represent selected financial data for our operating segments for the three and nine months ended September 30, 2022 and 2021 (dollars in millions):
Cryo Tank Solutions — Results of Operations for the Three Months Ended September 30, 2022 and 2021

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	September 30, 2022	September 30, 2021	Variance ($)	Variance (%)
Sales	$126.9	$112.2	$14.7	13.1%
Gross Profit	22.8	22.6	0.2	0.9%
Gross Profit Margin	18.0%	20.1%
SG&A Expenses	$9.8	$9.1	$0.7	7.7%
SG&A Expenses (% of Sales)	7.7%	8.1%
Operating Income	$12.2	$13.0	$(0.8)	(6.2)%
Operating Margin	9.6%	11.6%
For the third quarter of 2022, Cryo Tank Solutions sales increased by $14.7 million as compared to the same quarter in 2021. As mentioned in the consolidated results above, this increase was mainly driven by favorable sales in storage equipment in the U.S. and record sales in mobile equipment.
During the third quarter of 2022, Cryo Tank Solutions segment gross profit increased by $0.2 million as compared to the same quarter in 2021, while gross profit margin decreased by 210 basis points. The decrease in gross profit margin was mainly driven by higher material prices and higher labor costs due to macroeconomic conditions.
Cryo Tank Solutions segment SG&A expenses increased by $0.7 million during the third quarter of 2022 while SG&A expenses as a percentage of sales improved by 40 basis points. The increase in SG&A expenses was mainly due to higher employee-related costs.
Cryo Tank Solutions — Results of Operations for the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2022	September 30, 2021	Variance ($)	Variance (%)
Sales	$377.9	$313.9	$64.0	20.4%
Gross Profit	69.8	71.0	(1.2)	(1.7)%
Gross Profit Margin	18.5%	22.6%
SG&A Expenses	$31.5	$27.1	$4.4	16.2%
SG&A Expenses (% of Sales)	8.3%	8.6%
Operating Income	$36.2	$42.0	$(5.8)	(13.8)%
Operating Margin	9.6%	13.4%
For the first nine months of 2022, Cryo Tank Solutions sales increased by $64.0 million as compared to the same period in 2021. As mentioned in the results of operations for the three months ended September 30, 2022 and 2021 comments above, this increase was mainly driven by favorable sales in storage equipment in the U.S. and Europe and mobile equipment in the U.S.
During the first nine months of 2022, Cryo Tank Solutions segment gross profit decreased by $1.2 million as compared to the same period in 2021. The decrease in gross profit and the related margin was mainly driven by higher material prices and higher labor costs due to macroeconomic conditions.
Cryo Tank Solutions segment SG&A expenses increased by $4.4 million during the first nine months of 2022 as compared to the same period in 2021 while SG&A expenses as a percentage of sales improved by 30 basis points. The increase in SG&A expenses was mainly due to higher employee-related costs.
Heat Transfer Systems — Results of Operations for the Three Months Ended September 30, 2022 and 2021

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	September 30, 2022	September 30, 2021	Variance ($)	Variance (%)
Sales	$132.1	$56.4	$75.7	134.2%
Gross Profit	28.5	2.2	26.3	1,195.5%
Gross Profit Margin	21.6%	3.9%
SG&A Expenses	$6.5	$7.4	$(0.9)	(12.2)%
SG&A Expenses (% of Sales)	4.9%	13.1%
Operating Income (Loss)	$18.3	$(10.0)	$28.3	100.0%
Operating Margin	13.9%	(17.7)%
For the third quarter of 2022, Heat Transfer Systems segment sales increased by $75.7 million as compared to the same quarter in 2021. As discussed in the consolidated results sections above, the increase was primarily driven by record sales in process systems related to big and small-scale LNG liquefactions and favorable sales in air coolers.
During the third quarter of 2022, Heat Transfer Systems segment gross profit increased by $26.3 million as compared to the same quarter in 2021 primarily due to higher volume, and gross profit margin increased by 1,770 basis points. The increase in Heat Transfer Systems segment gross profit margin was primarily due to overall product and project mix.
Heat Transfer Systems segment SG&A expenses decreased during the third quarter of 2022 as compared to the same quarter in 2021 and SG&A expenses as a percentage of sales improved by 820 basis points. The decrease in SG&A expenses was mainly due to lower employee-related costs.
Heat Transfer Systems — Results of Operations for the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2022	September 30, 2021	Variance ($)	Variance (%)
Sales	$314.3	$190.8	$123.5	64.7%
Gross Profit	53.4	29.2	24.2	82.9%
Gross Profit Margin	17.0%	15.3%
SG&A Expenses	$18.3	$21.1	$(2.8)	(13.3)%
SG&A Expenses (% of Sales)	5.8%	11.1%
Operating Income (Loss)	$23.8	$(6.7)	$30.5	100.0%
Operating Margin	7.6%	(3.5)%
For the first nine months of 2022, Heat Transfer Systems segment sales increased by $123.5 million as compared to the same period in 2021. The increase was primarily driven by sales in process systems related to big and small-scale LNG liquefactions and air coolers.
During the first nine months of 2022, Heat Transfer Systems segment gross profit increased by $24.2 million as compared to the same period in 2021, and gross profit margin increased by 170 basis points. The increase in Heat Transfer Systems segment gross profit was primarily due to overall product and project volume mix.
Heat Transfer Systems segment SG&A expenses decreased during the first nine months of 2022 as compared to the same period in 2021 mainly due to lower employee-related costs.
Specialty Products — Results of Operations for the Three Months Ended September 30, 2022 and 2021

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	September 30, 2022	September 30, 2021	Variance ($)	Variance (%)
Sales	$108.1	$116.9	$(8.8)	(7.5)%
Gross Profit	34.2	40.7	(6.5)	(16.0)%
Gross Profit Margin	31.6%	34.8%
SG&A Expenses	$14.7	$11.8	$2.9	24.6%
SG&A Expenses (% of Sales)	13.6%	10.1%
Operating Income	$16.7	$26.4	$(9.7)	(36.7)%
Operating Margin	15.4%	22.6%
Specialty Products segment sales decreased by $8.8 million during the third quarter of 2022 as compared to the same quarter in 2021. The decrease in Specialty Products sales was due to project timing shifts, lower HLNG vehicle tank sales driven by higher natural gas prices and our customers’ availability of semiconductors due to macroeconomic conditions, partially offset by favorable sales in hydrogen and helium applications, record sales in space applications and favorable sales in water treatment, each of which had double digit growth during the third quarter of 2022 as compared to the same quarter in 2021.
Specialty Products segment gross profit decreased by $6.5 million during the third quarter of 2022 as compared to the same quarter in 2021, and gross profit margin decreased by 320 basis points. The decrease in gross profit and the related margin was mainly driven by overall product and project volume mix.
Specialty Products segment SG&A expenses increased by $2.9 million during the third quarter of 2022 as compared to the same quarter in 2021 primarily driven by ramp up in the business and acquisition additions.

Specialty Products — Results of Operations for the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2022	September 30, 2021	Variance ($)	Variance (%)
Sales	$330.9	$301.0	$29.9	9.9%
Gross Profit	106.2	105.6	0.6	0.6%
Gross Profit Margin	32.1%	35.1%
SG&A Expenses	$43.5	$32.5	$11.0	33.8%
SG&A Expenses (% of Sales)	13.1%	10.8%
Operating Income	$53.7	$67.7	$(14.0)	(20.7)%
Operating Margin	16.2%	22.5%
Specialty Products segment sales increased by $29.9 million ($3.5 million organically) during the first nine months of 2022 as compared to the same period in 2021. The increase in Specialty Products sales was primarily driven by favorable sales in hydrogen and helium applications, water treatment, space applications, food & beverage applications and carbon capture, each of which had double digit growth during the first nine months of 2022 as compared to the same period in 2021. The sales increase was partially offset by lower HLNG vehicle tank sales driven by higher natural gas prices and our customers’ availability of semiconductors due to macroeconomic conditions.
Specialty Products segment gross profit increased by $0.6 million during the first nine months of 2022 as compared to the same period in 2021. The increase in gross profit was mainly driven by overall product and project volume mix.
Specialty Products segment SG&A expenses increased by $11.0 million during the first nine months of 2022 as compared to the same period in 2021 primarily driven by ramp up in the business and acquisition additions.
Repair, Service & Leasing — Results of Operations for the Three Months Ended September 30, 2022 and 2021

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	September 30, 2022	September 30, 2021	Variance ($)	Variance (%)
Sales	$49.7	$46.3	$3.4	7.3%
Gross Profit	19.1	9.4	9.7	103.2%
Gross Profit Margin	38.4%	20.3%
SG&A Expenses	$3.9	$4.9	$(1.0)	(20.4)%
SG&A Expenses (% of Sales)	7.8%	10.6%
Operating Income	$12.0	$2.2	$9.8	445.5%
Operating Margin	24.1%	4.8%
For the third quarter of 2022, Repair, Service & Leasing segment sales increased by $3.4 million as compared to the same quarter in 2021. Similar to the comments previously mentioned in the consolidated results section, the increase was mainly driven by favorable sales in parts, repairs, and services, aftermarket fans, aftermarket air cooled heat exchangers and in our lifecycle business, partially offset by a decrease in our leasing business.
During the third quarter of 2022, Repair, Service & Leasing segment gross profit increased by $9.7 million as compared to the same quarter in 2021, and gross profit margin increased by 1,810 basis points. The increase in gross profit and gross profit margin was driven by more high margin, short-lead time replacement equipment sales during the third quarter of 2022 as compared to the same quarter in 2021. Furthermore, during the third quarter of 2021 we incurred unfavorable material costs relative to our leasing business which we did not incur during the third quarter of 2022.
Repair, Service & Leasing segment SG&A expenses decreased by $1.0 million during the third quarter of 2022, and SG&A expenses as a percentage of sales improved by 280 basis points mainly due to lower employee-related costs.

Repair, Service & Leasing — Results of Operations for the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2022	September 30, 2021	Variance ($)	Variance (%)
Sales	$154.4	$142.3	$12.1	8.5%
Gross Profit	53.7	36.2	17.5	48.3%
Gross Profit Margin	34.8%	25.4%
SG&A Expenses	$11.5	$13.7	$(2.2)	(16.1)%
SG&A Expenses (% of Sales)	7.4%	9.6%
Operating Income	$32.3	$16.1	$16.2	100.6%
Operating Margin	20.9%	11.3%
For the first nine months of 2022, Repair, Service & Leasing segment sales increased by $12.1 million as compared to the same period in 2021. This increase was mainly driven by favorable sales in parts, repairs, and services, aftermarket fans, aftermarket air cooled heat exchangers and aftermarket L.A. Turbine, partially offset by a decrease in our leasing business.
During the first nine months of 2022, Repair, Service & Leasing segment gross profit increased by $17.5 million as compared to the same period in 2021, and gross profit margin increased by 930 basis points. Similar to the comments in results of operations for the three months ended September 30, 2022 and 2021 above, the increase in gross profit and gross profit margin was driven by more high margin, short-lead time replacement equipment sales during the first nine months of 2022 as compared to the first nine months of 2021. Furthermore, during the first nine months of 2021 we incurred unfavorable material costs relative to our leasing business which we did not incur during first nine months of 2022.
Repair, Service & Leasing segment SG&A expenses decreased by $2.2 million during the first nine months of 2022 as compared to the same period in 2021, and SG&A expenses as a percentage of sales improved by 210 basis points mainly due to lower employee-related costs.
Corporate
Corporate SG&A expenses decreased by $0.4 million during the third quarter of 2022 as compared to the same quarter in 2021 mainly due to lower legal fees and acquisition related expenses. Corporate SG&A expenses increased by $3.5 million in the first nine months of 2022 as compared to the same period in 2021 primarily due to higher employee-related costs.
Liquidity and Capital Resources
Debt Instruments and Related Covenants
Our debt instruments and related covenants are described in Note 8, “Debt and Credit Arrangements” to our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report.
Sources and Uses of Cash
Our cash and cash equivalents totaled $89.5 million at September 30, 2022, a decrease of $32.7 million from the balance at December 31, 2021. Our foreign subsidiaries held cash of approximately $69.2 million and $91.2 million, at September 30, 2022, and December 31, 2021, respectively, to meet their liquidity needs. No material restrictions exist to accessing cash held by our foreign subsidiaries. We expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. Cash equivalents are primarily invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations, and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization, and in the case of cash equivalents in China, obligations of local banks. We believe that our existing cash and cash equivalents, funds available under our senior secured revolving credit facility due October 2026 or other financing alternatives, and cash provided by operations will be sufficient to meet our normal working capital needs, capital expenditures, and investments for the foreseeable future.
Cash provided by operating activities was $50.3 million for the nine months ended September 30, 2022, an increase of $91.9 million compared to cash used in operating activities of $41.6 million for the nine months ended September 30, 2021 primarily due to an increase in operating cash provided by working capital, particularly within accounts payable and inventory, during the nine months ended September 30, 2022.

Cash used in investing activities was $70.3 million and $308.4 million for the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022, we used approximately $25.8 million for the acquisitions of Fronti Fabrications, CSC Cryogenic Service Center, 100% of a joint venture in AdEdge India and a working capital settlement related to our 2021 acquisition of AdEdge, $4.9 million for investments in Hy24 and Gold Hydrogen LLC, partially offset by $9.4 million cash received from settlement of our April 1, June 7 and July 8, 2022 cross-currency swaps. During the nine months ended September 30, 2021, we used approximately $169.1 million for the acquisitions of Cryo Technologies, Inc., L.A. Turbine and AdEdge Holdings LLC. We used $103.2 million for investments in Svante Inc., Transform Materials LLC, Cryomotive GmbH, Earthly Labs Inc. and an additional investment in HTEC Hydrogen Technology & Energy Corporation (“HTEC”). During the nine months ended September 30, 2022, we paid approximately $48.2 million for capital expenditures as compared to $36.5 million for the nine months ended September 30, 2021.
Cash used in financing activities was $9.4 million for the nine months ended September 30, 2022 and cash provided by financing activities was $326.3 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we borrowed $503.3 million on credit facilities and repaid $511.2 million in borrowings on credit facilities, primarily driven by debt positioning related to the rate swap agreements mentioned in Note 8, Debt and Credit Arrangements, to pay down outstanding debt, to fund the acquisitions of Fronti Fabrications, CSC Cryogenic Service Center, and 100% of a joint venture in AdEdge India and investments in Hy24 and Gold Hydrogen LLC. During the nine months ended September 30, 2021, we borrowed $644.1 million on credit facilities and repaid $321.6 million in borrowings on credit facilities primarily to fund the acquisitions and investments mentioned in the paragraph above.
Cash Requirements
We do not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2022. Management anticipates we will be able to satisfy cash requirements for our ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities. Capital expenditures for the remaining three months of 2022 is expected to be in the range of $15.0 million to $20.0 million.
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitments from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, that we have not recognized as revenue and excludes unexercised contract options and potential orders. Our backlog as of September 30, 2022 was a record $2,254.1 million, compared to $1,102.2 million as of September 30, 2021 and $1,953.3 million as of June 30, 2022.
The tables below represent orders received and backlog by segment for the periods indicated (dollars in millions):

	Three Months Ended
	September 30, 2022	September 30, 2021	June 30, 2022
Orders
Cryo Tank Solutions	$120.2	$133.3	$106.1
Heat Transfer Systems	357.7	41.1	470.1
Specialty Products	202.9	131.3	265.7
Repair, Service & Leasing	61.7	52.9	47.4
Intersegment eliminations	(13.1)	(8.4)	(1.5)
Consolidated	$729.4	$350.2	$887.8

	As of
	September 30, 2022	September 30, 2021	June 30, 2022
Backlog
Cryo Tank Solutions	$355.2	$345.3	$331.9
Heat Transfer Systems	1,225.4	335.1	1,003.8
Specialty Products	666.1	381.2	570.4
Repair, Service & Leasing	41.6	54.4	48.5
Intersegment eliminations	(34.2)	(13.8)	(1.3)
Consolidated	$2,254.1	$1,102.2	$1,953.3
Cryo Tank Solutions segment orders for the three months ended September 30, 2022 were $120.2 million compared to $133.3 million for the three months ended September 30, 2021 and $106.1 million for the three months ended June 30, 2022. The decrease in Cryo Tank Solutions segment orders during the three months ended September 30, 2022 when compared to the same quarter last year and increase when compared to the prior quarter was primarily driven by order intake for mobile equipment. Cryo Tank Solutions segment backlog at September 30, 2022 totaled $355.2 million compared to $345.3 million as of September 30, 2021 and $331.9 million as of June 30, 2022.
Heat Transfer Systems segment orders for the three months ended September 30, 2022 were $357.7 million compared to $41.1 million for the three months ended September 30, 2021 and $470.1 million for the three months ended June 30, 2022. The decrease in orders during the three months ended September 30, 2022 when compared to the prior quarter was mainly due to higher order intake for big LNG during the prior quarter. The increase in orders during the three months ended September 30, 2022 when compared to the same quarter last year was mainly driven by higher order intake for LNG including big and mid-scale LNG, liquefaction systems and cold box projects. Heat Transfer Systems segment backlog at September 30, 2022 totaled a record $1,225.4 million, up 265.7% over the third quarter of 2021 and up 22.1% over the second quarter of 2022.
Specialty Products segment orders for the three months ended September 30, 2022 were $202.9 million compared to $131.3 million for the three months ended September 30, 2021 and $265.7 million for the three months ended June 30, 2022. Comparatively, during the three months ended September 30, 2022, we recorded hydrogen orders of $102.4 million that included one liquefaction system whereas during the three months ended September 30, 2021, we recorded hydrogen equipment-only orders of $43.6 million that included no large hydrogen or helium liquefaction orders, and during the three months ended June 30, 2022, we recorded hydrogen orders of $151.3 million that included multiple hydrogen liquefaction orders. We continue to see lower order intake for HLNG vehicle tanks due to higher natural gas prices. Specialty Products segment backlog totaled a record $666.1 million as of September 30, 2022, compared to $381.2 million as of September 30, 2021 and $570.4 million as of June 30, 2022.
Repair, Service & Leasing segment orders for the three months ended September 30, 2022 were a record $61.7 million compared to $52.9 million for the three months ended September 30, 2021 and $47.4 million for the three months ended June 30, 2022. The increase in orders was mainly driven by record order intake in our leasing business. Repair, Service & Leasing segment backlog totaled $41.6 million as of September 30, 2022, compared to $54.4 million as of September 30, 2021 and $48.5 million as of June 30, 2022.
Application of Critical Accounting Policies
Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. As such, some accounting policies have a significant impact on amounts reported in these unaudited condensed consolidated financial statements. A summary of those significant accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2021. In particular, judgment is used in areas such as revenue from contracts with customers, goodwill, indefinite-lived intangibles, long-lived assets (including finite-lived intangible assets), product warranty costs, and pensions. There have been no significant changes to our critical accounting policies since December 31, 2021.
Forward-Looking Statements
We are making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements include statements concerning the Company’s business plans, including statements regarding completed acquisitions, divestitures and investments, cost synergies and efficiency savings, objectives, future orders, revenues, margins, segment sales mix, earnings or performance, liquidity and cash flow, inventory levels, capital expenditures, supply chain challenges, inflationary pressures including materials costs and pricing increases, business trends, clean energy market opportunities including addressable markets and projected industry-wide investments, carbon and GHG emission targets, governmental initiatives, including executive orders and other information that is not historical in nature. Forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “outlook,” “guidance,” “continue,” “target,” or the negative of such terms or comparable terminology.
Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, orders, results of operations, projected revenues, margins, capital expenditures, industry and business trends, cost synergies and savings objectives, clean energy market opportunities and government initiatives, among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause the Company’s actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. These include: the other factors discussed in Item 1A. “Risk Factors” and the factors discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021, which should be reviewed carefully; risks relating to the outbreak and continued uncertainty associated with the coronavirus (Covid-19) and the conflict between Russia and Ukraine, including potential energy shortages in Europe and elsewhere; risks relating to derivative instruments and hedging programs; Chart’s ability to successfully integrate recent acquisitions, and achieve the anticipated revenue, earnings, accretion and other benefits from these acquisitions; slower than anticipated growth and market acceptance of new clean energy product offerings; inability to achieve expected pricing increases or continued supply chain challenges including volatility in raw materials cost and supply; estimated segment revenues, future revenue, earnings, cash flows and margin targets and run rates. These factors should not be construed as exhaustive and there may also be other risks that we are unable to predict at this time.
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
Interest Rate Risk: Our primary interest rate risk exposure results from the various floating rate pricing mechanisms contained in our senior secured revolving credit facility due October 2026. If interest rates were to increase 100 basis points (1 percent) from the weighted-average interest rate of 3.1% at September 30, 2022, and assuming no changes in the $580.8 million of borrowings outstanding under the senior secured revolving credit facility due October 2026 at September 30, 2022, our additional annual expense would be approximately $5.8 million on a pre-tax basis.
Foreign Currency Exchange Rate Risk: We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations in the normal course of business, which can impact our financial position, results of operations, cash flows, and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income as reported in the unaudited condensed consolidated statements of income and comprehensive income. Translation exposure is primarily with the euro, the Czech koruna, the Chinese yuan, and the Indian rupee. During the third quarter of 2022, the U.S. dollar strengthened in relation to the euro by 7%, the Chinese yuan by 6% and the Czech koruna by 6%. At September 30, 2022, a hypothetical 10% weakening of the U.S. dollar would not materially affect our financial statements.

Transaction Gains and Losses: Chart’s primary transaction exchange rate exposures are with the euro, the Chinese yuan, the Czech koruna, the Indian rupee, the Australian dollar, the British pound, the Canadian dollar and the Japanese yen. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the unaudited condensed consolidated statements of income and comprehensive income as a component of foreign currency (gain) loss.
Derivative Instruments: We enter into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. At September 30, 2022, a hypothetical 10% weakening of the U.S. dollar would not materially affect our outstanding foreign exchange forward contracts. We enter into a combination of cross-currency swaps and foreign exchange collars as a net investment hedge of our investments in certain international subsidiaries that use the euro as their functional currency in order to reduce the volatility caused by changes in exchange rates. As disclosed in Note 8, “Debt and Credit Arrangements,” we purchased an out-of-the-money protective call while writing a put option with a strike price at which the premium received is equal to the premium of the protective call purchased, which involved no initial capital outlay. The call was structured with a strike price higher than our cost basis in such investments, thereby limiting any foreign exchange losses to approximately $11.4 million on a pre-tax basis. We do not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one to three years.
EUR Revolver Borrowings: Additionally, assuming no changes in the euro $88.0 million in EUR Revolver Borrowings outstanding under the senior secured revolving credit facility due October 2026 and an additional 100 basis points (1 percent) strengthening in the U.S dollar in relation to the euro as of the beginning of 2022, during the three months ended September 30, 2022, our additional unrealized foreign currency gain would be approximately $0.8 million on a pre-tax basis.
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
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to our management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2022	34	$148.51	—	$—
Aug 1 – 31, 2022	—	—	—	—
Sept 1 – 30, 2022	—	—	—	—
Total	34	148.51	—	$—
_______________
(1)Includes shares of common stock surrendered to us during the third quarter of 2022 by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $5,049. The total number of shares repurchased represents the net shares issued to satisfy tax withholdings. All such repurchased shares were subsequently retired during the three months ended September 30, 2022.
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

Chart Industries, Inc.
(Registrant)

Date:	October 28, 2022	By:	/s/ Jillian C. Evanko
Jillian C. Evanko
Chief Executive Officer and President
(Principal Executive Officer)

Date:	October 28, 2022	By:	/s/ Joseph R. Brinkman
Joseph R. Brinkman
Vice President and Chief Financial Officer
(Principal Financial Officer)