Form 10-K
period 2022-12-31
CHART INDUSTRIES INC
filed 2023-02-24
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (770) 721-8800
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	GTLS	New York Stock Exchange
Depositary shares, each representing 1/20th interest in a share of 6.75% Series B Mandatory Convertible Preferred Stock, par value $0.01	GTLS.PRB	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price of $167.38 per share at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $6,102,449,841.
As of February 20, 2023, there were 42,721,378 outstanding shares of the Company’s common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: the definitive Proxy Statement to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held on May 25, 2023 (the “2023 Proxy Statement”).
Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2022.

CHART INDUSTRIES, INC.

PART I
Item 1. Business
THE COMPANY
Overview
Chart Industries, Inc., a Delaware corporation incorporated in 1992 (the “Company,” “Chart,” “we,” “us,” or “our” as used herein refers to Chart Industries, Inc. and our consolidated subsidiaries, unless the context indicates otherwise), is a leading independent global manufacturer of highly engineered cryogenic equipment servicing multiple applications in the industrial gas and clean energy markets. We provide product and technology solutions to advance clean power, clean water, clean food and clean industrials in our unique offering for the Nexus of CleanTM. Our unique product portfolio is used in every phase of the liquid gas supply chain including upfront engineering, service and repair. Being at the forefront of the clean energy transition, Chart is a leading provider of technology, equipment and services related to liquefied natural gas, hydrogen, biogas, CO2 Capture and water treatment, among other applications. We are committed to excellence in environmental, social and corporate governance (“ESG”) issues both for our company as well as our customers. With 29 global manufacturing locations from the United States to Asia, India and Europe, we maintain accountability and transparency to our team members, suppliers, customers and communities.
Our primary customers are large, multinational producers and distributors of hydrocarbon and industrial gases and their end-users. We sell our products and services to more than 2,500 customers worldwide, having developed long-standing relationships with leading companies in the gas production, distribution and processing industries as well as those involved in liquefied natural gas (LNG), chemicals and industrial gasses. Our well-established relationships extend to truck manufacturers in addition to those in other clean energy industries such as biofuels, hydrogen and CO2 capture. Our customers include: Linde, Air Liquide, IVECO, Air Products, Shell, Chevron, ExxonMobil, Chick-fil-A, New Fortress Energy, Samsung, United Launch Alliance, and Blue Origin, some of whom have been purchasing our products for over 30 years.
We have achieved this competitive position by capitalizing on our technical expertise, broad product and service offering, reputation for a high quality global manufacturing footprint, and by focusing on attractive, growth markets. We have an established sales and customer support presence across the globe with manufacturing operations in the United States, Asia, India and Europe. For the years ended December 31, 2022, 2021 and 2020, we generated sales of $1,612.4 million, $1,317.7 million, and $1,177.1 million, respectively.
On November 9, 2022 we announced that we signed a definitive agreement to acquire Howden from KPS Capital Partners (the “Acquisition”). Howden is a leading global provider of mission critical air and gas handling products and services. We expect to close on the Acquisition within the next 45 days. Howden, headquartered in the U.K., is a leading global provider of mission critical air and gas handling products providing service and support to customers around the world in highly diversified end markets and geographies. The combination of Chart and Howden is complimentary and furthers our global leadership position in highly engineered process technologies and products serving the Nexus of CleanTM – clean power, clean water, clean food and clean industrials.
As discussed in Item 3. Legal Proceedings, the Company has reached a settlement agreement related to the global plaintiff’s Pacific Fertility Clinic lawsuits and has recognized the impact in discontinued operations in connection with these settlements.
Segments, Applications and Products
Our reportable segments, which are also our operating segments, are currently as follows: Cryo Tank Solutions, Heat Transfer Systems, Specialty Products and Repair, Service & Leasing.
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
Cryo Tank Solutions
Cryo Tank Solutions (31% of consolidated sales for the year ended December 31, 2022) designs and manufactures cryogenic solutions for the storage and delivery of cryogenic liquids used in industrial gas and LNG applications. With operations in the United States, Latin America, Europe and Asia, our Cryo Tank Solutions segment serves customers globally.
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
Demand for industrial gas applications is driven primarily by the significant installed base of users of cryogenic liquids, as well as new applications and distribution technologies for cryogenic liquids. Our competitors tend to be regionally focused while we supply a broad range of systems on a worldwide basis. We also compete with several suppliers owned by the global industrial gas producers and in some cases they are also our customer. From a technology perspective, we compete with compressed gas alternatives or on-site generated gas supply.
LNG Applications
We supply cryogenic solutions for the storage, distribution, regasification, and use of LNG. LNG may be utilized as an alternative to other fossil fuels such as diesel, propane, or fuel oil in transportation or off pipeline applications. Examples include transit bus transportation, locomotive propulsion, marine, and power generation in remote areas. We refer to our LNG distribution products as a “Virtual Pipeline,” as the traditional natural gas pipeline is replaced with cryogenic distribution to deliver the gas to the end-user. We supply cryogenic trailers, ISO containers, bulk storage tanks, loading facilities, and regasification equipment specially configured for delivering LNG into Virtual Pipeline applications. We sell LNG applications around the world from various Eastern and Western Hemisphere facilities to numerous end-users, energy companies, and gas distributors. Additionally, we supply large vacuum insulated storage tanks as equipment for purchasers of standard liquefaction plants sold by our Heat Transfer Systems segment.
Demand for LNG applications is driven by diesel displacement initiatives, environmental and energy security considerations, and the associated cost of equipment. Our competitors tend to be regionally focused or product-specific, while we supply a broad range of solutions required by LNG applications.
Heat Transfer Systems
Heat Transfer Systems (29% of consolidated sales for the year ended December 31, 2022) facilitates major natural gas, petrochemical processing, petroleum refining, power generation and industrial gas companies in the production or processing of their products. With primary manufacturing capabilities in the U.S. and Europe, Heat Transfer Systems serves customers globally. This segment supplies mission critical engineered equipment and technology-driven process systems used in the separation, liquefaction, and purification of hydrocarbon and industrial gases that span most gas-to-liquid applications.
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
Demand for these applications is primarily driven by the growth in the natural gas liquids (or NGLs) separation and other natural gas segments of the hydrocarbon processing industries, including LNG. In the future, management believes that continuing efforts by petroleum producing countries to better utilize stranded natural gas and associated gases which historically had been flared, present a promising source of demand. We have several competitors for our heat exchangers and fans, including many smaller fabrication-only facilities around the world. Competition with respect to our more specialized brazed aluminum heat exchangers includes a small number of global (European and Asian) manufacturers.
LNG Applications
We provide process technology, liquefaction capabilities, and independent mission critical equipment for the liquefaction of natural gas (LNG), including small to mid-scale facilities, floating LNG applications, and large base-load export facilities. We are a leading supplier to EPC firms where we provide equipment and process technology, providing an integrated and optimized approach to the project. These “Concept-to-Reality” process systems incorporate many of Chart’s core products, including brazed aluminum heat exchangers, Core-in-Kettle® heat exchangers, cold boxes, air cooled heat exchangers, pressure vessels, and pipe work. These systems are used in global LNG projects, for both local LNG production as well as LNG export terminals. Our proprietary IPSMR® (Integrated Pre-cooled Single Mixed Refrigerant) and IPSMR+® liquefaction process technology offers lower capital expenditure requirements than competing processes measured on a per ton of LNG produced basis, along with very competitive operating costs.
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
HVAC, Power and Refining Applications
Our air cooled heat exchangers and axial cooling fans are used in HVAC, power and refining applications. Demand for HVAC is driven by growing construction activities and demand for energy efficient devices, and there is also positive impact from growing industrial production. Refining demand continues to be driven by United States shale production, benefiting from low cost shale oil, natural gas liquids and gas resulting in high utilization and increased investment. Our air cooled heat exchangers are used in each phase of the refining process to condense and cool gases and fluids. Worldwide power use is projected to grow 50% through 2050. This growth is focused in regions where strong economic growth is driving demand, particularly in Asia.
Specialty Products
Specialty Products (28% of consolidated sales for the year ended December 31, 2022) supplies highly-engineered equipment and process technologies used in specialty end-market applications for hydrogen, LNG, biofuels, CO2 Capture, food and beverage, aerospace, lasers, cannabis and water treatment, among others. Leveraging our global manufacturing presence Specialty Products serves customers globally. We have made a number of acquisitions over the past three years to capitalize on clean power, clean industrials, clean water and clean food, beverages and agriculture market opportunities within this segment. These include the acquisitions of BlueInGreen, LLC, Sustainable Energy Solutions, Inc., Cryogenic Gas Technologies, Inc., L.A. Turbine, AdEdge Holdings, LLC and Earthly Labs Inc.
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
We design and manufacture solutions for the liquefaction, storage, distribution, regasification and use of hydrogen. We have over 57 years of experience in manufacturing hydrogen-related equipment. There are a number of commercial uses for hydrogen including applications in the chemical, refining and space industries. More recently, hydrogen is increasingly being used as an alternative fuel for the power transportation sectors, with both onshore and marine applications. Given the global movement towards a lower carbon footprint, there are also a number of other potential uses for hydrogen on the horizon including power generation. To help enable this transition, we supply ISO containers and transport trailers for both gaseous and liquid hydrogen, in addition to fuel stations and other fueling solutions. We also manufacture various types of heat exchangers for hydrogen applications including brazed aluminum, air-cooled and shell & tube varieties.
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
Repair, Service & Leasing
Our Repair, Service & Leasing segment (12% of consolidated sales for the year ended December 31, 2022) provides installation, service, repair, maintenance, and refurbishment of our products globally in addition to providing equipment leasing solutions. With primary operations in the United States and Europe, our Repair, Service & Leasing segment serves customers globally. We have made a number of acquisitions over the years to expand our global footprint including CSC Cryogenic Service Center AB, Skaff, LLC and VCT Vogel GmbH.
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
Additionally, we offer a variety of leasing options on certain types of Chart equipment, providing our customers with the flexibility to quickly respond to seasonal or sudden increases in demand with similar flexibility when existing equipment is being repaired or refurbished. We offer short and long-term operating leases as well as lease to own options with up to a ten-year term. Typical equipment we offer with leasing options are standard trailers, bulk and micro bulk storage systems, vaporizers and delivery tankers. Chart also offers Treatment-as-a-Service options for water treatment customers in addition to remote monitoring services.

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
Customers
We sell our products primarily to gas producers, distributors, and end-users across energy, industrial, power, HVAC and refining applications in countries throughout the world. We capture clean power, clean water, clean food and clean industrials as our unique offering for the Nexus of CleanTM. Sales to our top ten customers accounted for 38%, 39%, and 42% of consolidated sales in 2022, 2021 and 2020, respectively.
Our sales to particular customers fluctuate from period to period, but the global producers and distributors of hydrocarbon and industrial gases as well as their suppliers tend to be a consistently large source of revenue for us. Our supply contracts are generally contracts for “requirements” only. Also, generally our contracts may be canceled at any time, subject to possible cancellation charges. To minimize credit risk from trade receivables, we review the financial condition of potential customers in relation to established credit requirements before sales credit is extended and we monitor the financial condition of customers to help ensure timely collections and to minimize losses. In addition, for certain domestic and foreign customers, we require advance payments, letters of credit, bankers’ acceptances, and other such guarantees of payment. Certain customers also require us to issue letters of credit or performance bonds, particularly in instances where advance payments are involved, as a condition to placing the order. We believe our relationships with our customers are generally good.

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
Raw Materials and Suppliers
We manufacture most of the products we sell. The raw materials used in manufacturing include aluminum products (including sheets, bars, plate, and piping), stainless steel products (including sheets, plates, heads, and piping), palladium oxide, carbon steel products (including sheets, plates, and heads), valves and gauges, and fabricated metal components. Most raw materials are available from multiple sources of supply, although shortages and delays to certain materials have been experienced during the past year, as a result of market disruptions caused by macroeconomic conditions such as inflation and supply chain disruptions. We have long-term relationships with our raw material suppliers and other vendors. Commodity components of our raw material (aluminum, stainless steel and carbon steel) could experience additional levels of volatility during 2023 and may have a relational impact on raw material pricing. Subject to certain short-term risks related to our suppliers as discussed under Item 1A. “Risk Factors,” we foresee no acute shortages of any raw materials that would have a material adverse effect on our operations.
Human Capital Resources
As of January 31, 2023, we had 5,178 employees, including 2,790 domestic employees and 2,388 international employees.
We are party to one collective bargaining agreement with the International Association of Machinists and Aerospace Workers (“IAM”) covering 279 employees at our La Crosse, Wisconsin heat exchanger facility. Effective February 8, 2021, we entered into a five-year agreement with the IAM which expires on February 8, 2026.
Chart is committed to attracting and retaining the best talent. Therefore, investing, developing, and maintaining human capital is critical to our success. As a global manufacturing company, a meaningful number of our employees are engineers or trained trade or technical workers focusing on advanced manufacturing. Chart prioritizes several measures and objectives in managing its human capital assets, including, among others, employee safety and wellness, talent acquisition and retention, employee engagement, development, and training, diversity and inclusion, and compensation and pay equity. In 2022, we did not experience any employee-generated work stoppages or disruptions, and we consider our employee relations to be satisfactory.
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
Covid-19 and Employee Safety and Wellness
During the coronavirus (Covid-19) pandemic and as always, the safety and well-being of our employees and their families has been a top priority as we continue to serve our customers, many of which are directly involved in essential manufacturing and critical medical care. Our global pandemic efforts have included leveraging the advice and recommendations of infectious disease experts and recognized organizations to establish appropriate safety standards and secure appropriate levels of personal protective equipment for our workforce. Based upon these recommendations, we have adopted and implemented a Covid-19 Response Plan to outline our company policies and procedures designed to mitigate the potential for transmission of Covid-19 and its variants and prevent exposure to illness from certain other infectious diseases. These protocols, which remain in place, meet or exceed the Centers for Disease Control guidelines and where applicable, state and local government mandates. Our employees were trained on these protocols and on an ongoing basis, receive regular updates as rules and guidelines evolve, and as recommended responses to the pandemic have also been modified.
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
Chart has ongoing communications about safety performance at all levels of the organization. Our Global Safety Council meets monthly to discuss accidents, injuries, near misses, trends and lessons learned. Council members or executive management present metrics and other safety information at every executive staff and Board of Directors meeting. The cross-functional Global Safety Council is dedicated to reaching our target of zero accidents. All Chart employees have Stop Work Authority and are expected to use it if there is concern that any task or procedure could be unsafe. Each site recognizes and rewards employees based on local and global objectives such as achieving safety performance milestones and completing regular audits. All Chart sites implement our Occupational Health and Safety Program Requirements for training, reporting, accident investigation, auditing, implementation, and compliance. The policy encourages employee involvement, a crucial element of a successful safety program, by requiring each site to create a safety committee and safety suggestion program.
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
Other examples of Chart employee development programs include our Emerging Leaders program, Welding Council, Rotational Engineering program and Engineering Fellows and Key Experts program, in addition to the aforementioned Global Safety Council. Chart’s Emerging Leaders accelerated development program assigns immersive, high-impact projects to high-potential employees across the organization to prepare them for advancement to executive roles. Engineering Fellows are long-tenured employees who are recognized externally and internally as having contributed to our success in unique ways while our Key Experts are widely recognized within Chart for their engineering expertise and contributions to the field. Together, Fellows and Key Experts manage the rotational engineering program to mentor and develop our early-career engineers. Our Network of Women employee resource group was started to help create a more equitable workplace and offer career advancement opportunities for women across Chart. Chart has partnered with Historically Black Colleges and Universities (HBCUs) to drive a more diverse and inclusive workforce. Our Chief Executive Officer and President, Jillian Evanko, has also signed the CEO Action for Diversity & Inclusion™ pledge, and our Global Diversity & Inclusion Committee is working with our 5,178 team members to ensure all of our key themes and priorities work seamlessly together in our culture for the best employee experience.
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
Environmental Matters
We monitor and review our procedures and policies for compliance with environmental laws and regulations. Our management is familiar with these regulations and supports an ongoing program to maintain our adherence to required standards. Our operations have historically included and currently include the handling and use of hazardous and other regulated substances, such as various cleaning fluids used to remove grease from metal that are subject to federal, state, local, and foreign environmental laws and regulations. These regulations impose limitations on the discharge of pollutants into the soil, air, and water and establish standards for their handling, management, use, storage, and disposal.
We are involved with environmental compliance, investigation, monitoring, and remediation activities at certain of our owned or formerly owned manufacturing facilities and at one owned facility that is leased to a third party. We believe that we are currently in substantial compliance with all known environmental regulations. We accrue for certain environmental remediation-related activities for which commitments or remediation plans have been developed or for which costs can be reasonably estimated. These estimates are determined based upon currently available facts regarding each facility. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. Future expenditures relating to these environmental remediation efforts are expected to be made over the coming years as ongoing costs of remediation programs. We do not believe that these regulatory requirements have had a material effect upon our capital expenditures, earnings, or competitive position. We are not anticipating any material capital expenditures in 2023 relating to our existing business that are directly related to regulatory compliance matters. Although we believe we have adequately provided for the cost of all known environmental conditions, additional contamination, the outcome of disputed matters, or changes in regulatory posture could result in more costly remediation measures than budgeted, or those we believe are adequate or required by existing law. We believe that any additional liability in excess of amounts accrued which may result from the resolution of such matters will not have a material adverse effect on our financial position, liquidity, cash flows, or results of operations.
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
Risks Related to Our Business
The markets we serve are subject to cyclical demand (which we have managed to balance through diversification of our products and offerings) and vulnerable to economic downturn, which could harm our business and make it difficult to project long-term performance.
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
While we sell to more than 2,500 customers, sales to our top ten customers accounted for 38%, 39%, and 42% of consolidated sales in 2022, 2021 and 2020, respectively. We expect that a similar number of customers will continue to represent a substantial portion of our sales for the foreseeable future. While our sales to particular customers fluctuate from period to period, the global producers, distributors and users of energy and industrial gases and their suppliers tend to be a consistently large source of our sales.

The loss of any of our major customers, consolidation of our customers, or a decrease or delay in orders or anticipated spending by such customers could materially reduce our sales and profitability. Although order activity in 2022 increased year over year, we continued to experience energy price volatility and our customers’ adjusted project timing. Delays in the anticipated timing of LNG infrastructure build out could materially reduce the demand for our products.
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
As part of this acquisition strategy, we have closed on several acquisitions in the past three years including acquisitions in new clean energy markets, such as hydrogen, water, carbon and direct air capture and we expect to close on the acquisition of Howden in late first quarter or early second quarter. These high growth markets represent new businesses that are complementary to our existing LNG and gas technologies. The failure to achieve the anticipated cost savings or synergies of our recent significant acquisitions or recognize the anticipated market opportunities or integration from our new clean energy acquisitions, including our pending acquisition of Howden, could have a material adverse effect on our business, financial condition and results of operations. Our ability to realize the expected cost savings, such as in the pending Howden acquisition, depend on factors beyond our control, such as operating difficulties, increased operating costs, competitors and customers, delays in implementing initiatives and general economic or industry conditions. We will be required to make significant cash expenditures to achieve such cost savings and we cannot be assured that these expenditures will not be higher than anticipated. Furthermore, there can be no assurances that such cost savings measures will not cause disruptions or other negative impacts to our operations, business or revenues.
From time to time, we may have acquisition discussions with other potential target companies both domestically and internationally and expect a net near term large acquisition with the pending acquisition of Howden. In the event we pursued a large acquisition opportunity in the future and we proceed, a substantial portion of our cash and surplus borrowing capacity could be used for the acquisition or we may seek additional debt or equity financing.
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
•Liabilities and obligations we take on through the acquisition may prove to be higher than we expected;
•We may fail to achieve acquisition synergies;
•The focus on the integration of operations of acquired entities may divert management’s attention from the day-to-day operation of our businesses; and/or
•The Acquisition and combined business may not be successfully received by our customers, business partners, suppliers and employees.
Inherent in any future acquisition is the risk of transitioning company cultures and facilities and the corresponding risk of management and employee turnover. The failure to efficiently and effectively achieve such transitions could increase our costs and decrease our profitability.
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

Similarly, it is critical that we appropriately manage our planned capital expenditures in this uncertain economic environment. For example, we have invested or plan to invest approximately $60 to $65 million in new capital expenditures in 2023 relating to our existing business. If we fail to manage the projects related to these capital expenditures in an effective manner, we may lose the opportunity to obtain some new customer orders or the ability to operate our businesses efficiently. Even if we effectively implement these projects, the orders needed to support the capital expenditure may not be obtained, may be delayed, or may be less than expected, which may result in sales or profitability at lower levels than anticipated.
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
The cost, quality, and availability of raw materials, certain specialty metals and specialized components used to manufacture our products are critical to our success. The materials and components we use to manufacture our products are sometimes custom made and may be available only from a few suppliers, and the lead times required to obtain these materials and components can often be significant. We rely on a limited number of suppliers for some of these materials, including special grades of aluminum used in our brazed aluminum heat exchangers and compressors included in some of our product offerings. While we have not historically encountered problems with availability, and our global sourcing team has mitigated these risks by increasing inventory for some of these materials, this does not mean that we will continue to have timely access to adequate supplies of essential materials and components in the future or that supplies of these materials and components will be available on satisfactory terms when needed. If our vendors for these materials and components are unable to meet our requirements, fail to make shipments in a timely manner, or ship defective materials or components, we could experience a shortage or delay in supply or fail to meet our contractual requirements, which would adversely affect our results of operations and negatively impact our cash flow and profitability.
We carry goodwill and indefinite-lived intangible assets on our balance sheet, which are subject to impairment testing and could subject us to significant non-cash charges to earnings in the future if impairment occurs.
As of December 31, 2022, we had goodwill and indefinite-lived intangible assets of $1,148.4 million, which represented approximately 19.5% of our total assets. Goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment annually in the fourth quarter or more often if events or changes in circumstances indicate a potential impairment may exist. Factors that could indicate that our goodwill or indefinite-lived intangible assets are impaired include a decline in our stock price and market capitalization, lower than projected operating results and cash flows, and slower growth rates in our industry. Our stock price historically has shown volatility and often fluctuates significantly in response to market and other factors. Declines in our stock price, lower operating results and any decline in industry conditions in the future could increase the risk of impairment. Impairment testing incorporates our estimates of future operating results and cash flows, estimates of allocations of certain assets and cash flows among reporting segments, estimates of future growth rates, and our judgment regarding the applicable discount rates used on estimated operating results and cash flows. As a result of the above analyses, we recorded an impairment charge related to indefinite-lived intangible assets of $16.0 million during the fourth quarter of 2020. If we determine at a future time that further impairment exists, it may result in a significant non-cash charge to earnings and lower stockholders’ equity.

The Covid-19 pandemic may disrupt our operations and could adversely affect our business in the future.
While the Covid-19 pandemic has not had a material impact on our business or operations to date, the ongoing impact of the pandemic could have a negative effect on our business, results of operations, cash flows and financial condition in the future. The Covid-19 pandemic may affect our business, including as a result of temporary facility closures, work-from-home orders and policies, absenteeism in our facilities, inability to efficiently transport our goods, social distancing and other health and safety protocols and reduced customer demand. The Covid-19 pandemic could impact the timing of our operational improvement efforts by limiting our ability to implement planned improvements at several of our facilities. The Covid-19 pandemic could adversely impact our ability to secure materials for our products or supplies for our facilities or to provide personal protective equipment for our employees, any of which could adversely affect our operations. Even after the Covid-19 pandemic subsides, there may be long-term effects on our business practices and customers in economies in which we operate that could severely disrupt our operations and could have a material adverse effect on our business, results of operations, cash flows and financial condition. Any or all of these risks could be increased or intensified if there is a resurgence of the Covid-19 virus and its variants after the initial outbreaks subside. As we cannot predict the duration, scope or severity of the Covid-19 pandemic, which continues to develop and change rapidly, the negative financial impact to our results cannot be reasonably estimated, but could be material.
Our backlog is subject to modification, termination or reduction of orders, which could negatively impact our sales.
Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as sales. The dollar amount of backlog as of December 31, 2022 was $2,338.1 million. Our backlog can be significantly affected by the timing of orders for large projects, and the amount of our backlog at December 31, 2022 is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Although modifications and terminations of our orders may be partially offset by cancellation fees, customers can, and sometimes do, terminate or modify these orders. We cannot predict whether cancellations will accelerate or diminish in the future. Cancellations of purchase orders, indications that the customers will not perform or reductions of product quantities in existing contracts could substantially and materially reduce our backlog and, consequently, our future sales. Our failure to replace canceled orders could negatively impact our sales and results of operations. We did not have any significant cancellations in 2022, 2021 and 2020.
Due to the nature of our business and products, we may be liable for damages based on product liability and warranty claims.
Due to the high pressures and low temperatures at which many of our products are used, the inherent risks associated with concentrated industrial and hydrocarbon gases, and the fact that some of our products are relied upon by our customers or end users in their facilities or operations or are manufactured for relatively broad industrial, transportation, or consumer use, we face an inherent risk of exposure to claims (which we have been subject to from time to time and some of which were substantial including the cryobiological storage tank lawsuits filed in 2018 as discussed in Item 3. “Legal Proceedings” relating to our since divested Cryobiological business, but for which we retained and are in the process of settling certain potential liabilities) in the event that the failure, use, or misuse of our products results, or is alleged to result, in death, bodily injury, property damage, or economic loss. We believe that we meet or exceed existing professional specification standards recognized or required in the industries in which we operate. Although we currently maintain product liability coverage, which has generally been adequate for existing product liability claims and for the continued operation of our business, it includes customary exclusions and conditions, it may not cover certain specialized applications such as aerospace-related applications, and it generally does not cover warranty claims. Additionally, such insurance may become difficult to obtain or be unobtainable in the future on terms acceptable to us. We had net out-of-pocket exposure with respect to the recent settlement related to the Cryobiological business in the amount of $73.0 million. A successful product liability claim or series of claims against us, including one or more consumer claims purporting to constitute class actions or claims resulting from extraordinary loss events, in excess of or outside our insurance coverage, or a significant warranty claim or series of claims against us, could materially decrease our liquidity, impair our financial condition, and adversely affect our results of operations.
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
Changes in the industries that we operate in, including pricing fluctuations and reductions and capital expenditures could harm our business, financial condition, and results of operations.
A significant amount of our sales is to customers in concentrated industries. Demand for a significant portion of our products depends upon the level of capital expenditures by companies in the industries we serve. Deterioration and significant decline in the capital expenditures of our customers may decrease demand for our products and cause downward pressure on the prices we charge. Accordingly, if there is a downturn in the industries we serve, our business, financial condition, and results of operations could be adversely affected.
Our exposure to fixed pricing on certain long-term customer contracts and performance guarantees, could negatively impact our financial results.
A substantial portion of our sales has historically been derived from long-term contracts which may involve long-term fixed price commitments to customers or guarantees of equipment or process performance and which are sometimes difficult to execute. To the extent that any of our contracts are delayed, we fail to satisfy a performance guarantee, our subcontractors fail to perform, contract counterparties successfully assert claims against us, the original cost estimates in these or other contracts prove to be inaccurate or the contracts do not permit us to pass increased costs on to our customers, profitability from a particular contract may decrease or project losses may be incurred, which, in turn, could decrease our sales and overall profitability.
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
In addition, we are exposed to changes in interest rates. While our senior secured and senior unsecured notes have a fixed cash coupon, other instruments, primarily borrowings under our senior secured revolving credit facility due October 2026 are exposed to variable interest rates. Our convertible notes contain cumulative dividends that can be paid in cash or equity shares, in certain circumstances. The impact of a 100 basis point increase in interest rates to our senior secured revolving credit facility is discussed in the “Quantitative and Qualitative Disclosures About Market Risk” section of this Annual Report. We also will have increased interest rate exposure with respect to certain indebtedness incurred in connection with the pending Howden acquisition.
As an increasingly global business, we are exposed to economic, political, and other risks in different countries which could materially reduce our sales, profitability or cash flows, or materially increase our liabilities.
Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. In 2022, 2021 and 2020, 42%, 56%, and 51%, respectively, of our sales occurred in international markets. Our future results could be harmed by a variety of factors, including:
•changes in foreign currency exchange rates;
•exchange controls and currency restrictions;
•changes in a specific country’s or region’s political, social or economic conditions, particularly in emerging markets;
•civil unrest, the threat of or actual military conflict between nations, such as the Russian invasion of Ukraine, or increased international tensions, such as between the U.S. and China, other turmoil or outbreak of disease or illness, such as Covid-19, in any of the countries in which we sell our products or in which we or our suppliers operate;
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
Our international operations and transactions also depend upon favorable trade relations between the United States and the foreign countries in which our customers and suppliers have operations. Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business, as well as any negative sentiment toward the U.S. as a result of such changes, could adversely affect our business. For example, the Trump administration instituted changes in trade policies that included the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. It may be time-consuming and expensive for us to alter our business operations in order to comply with any changes in policy that may be implemented from time to time.
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
The interpretation and application of data protection laws, including but not limited to the General Data Protection Regulation (the “GDPR”) in Europe and evolving standards in the U.S., are uncertain and evolving. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data security practices.  Complying with these various laws is difficult and could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.  Further, although we are implementing internal controls and procedures designed to ensure compliance with the GDPR and other privacy-related laws, rules and regulations (collectively, the “Data Protection Laws”), there can be no assurance that our controls and procedures will enable us to fully comply with all Data Protection Laws.
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
We have obtained and applied for some U.S. and foreign trademark and patent registrations and will continue to evaluate the registration of additional trademarks and patents, as appropriate. We cannot guarantee that any of our pending applications will be approved. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge them. A failure to obtain registrations in the United States or elsewhere could limit our ability to protect our trademarks and technologies and could impede our business. Further, the protection of our intellectual property may require expensive investment in protracted litigation and the investment of substantial management time and there is no assurance we ultimately would prevail or that a successful outcome would lead to an economic benefit that is greater than the investment in the litigation. The patents in our patent portfolio are scheduled to expire from 2023 to 2040.
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
There is a growing political and scientific consensus that emissions of greenhouse gases alter the composition of the global atmosphere in ways that are affecting the global climate. Various stakeholders, including legislators and regulators, stockholders and non-governmental organizations, as well as companies in many business sectors, are considering ways to reduce greenhouse gas emissions. New regulations could result in product standard requirements for our global businesses but because any impact is dependent on the design of the mandate or standard, we are unable to predict its significance at this time. Furthermore, the potential physical impacts of climate change on our customers, and therefore on our operations, are speculative and highly uncertain, and would be particular to the circumstances developing in various geographical regions. These may include changes in weather patterns (including drought and rainfall levels), water availability, storm patterns and intensities, and temperature levels. These potential physical effects may adversely impact the cost, production, sales and financial performance of our operations.
Our pension plan is currently underfunded, and we contribute to a multi-employer plan for collective bargaining U.S. employees, which is underfunded.
Certain U.S. hourly and salaried employees are covered by our defined benefit pension plan. The plan has been frozen since February 2006. As of December 31, 2022, the projected benefit obligation under our pension plan was approximately $50.0 million, and the value of the assets of the plan was approximately $49.1 million, resulting in our pension plan being underfunded by approximately $0.9 million.
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

We operate in many different jurisdictions, and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws.
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
Some of our operations, including our operations in New Iberia, Louisiana, Theodore, Alabama and Houston, Texas, are located in geographic regions and physical locations that are susceptible to physical damage and longer-term economic disruption from severe weather. We also could make significant future capital expenditures in hurricane-susceptible or other severe weather locations from time to time. These weather events can disrupt our operations, result in damage to our properties and negatively affect the local economy in which these facilities operate. Severe weather may cause production or delivery delays as a result of the physical damage to the facilities, the unavailability of employees and temporary workers, the shortage of or delay in receiving certain raw materials or manufacturing supplies and the diminished availability or delay of transportation for customer shipments, any of which may have an adverse effect on our sales and profitability. Although we maintain insurance subject to certain deductibles, which may cover some of our losses, that insurance may become unavailable or prove to be inadequate.
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
We sell certain of our products to the U.S. government; and, therefore, we must comply with and are affected by laws and regulations governing purchases by the U.S. government. Although we are not subject to all contractor requirements, the generally more extensive requirements governing “Government contract laws and regulations” affect how we do business with our government customers and, in some instances, impose added costs on our business. For example, a violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts or debarment from bidding on contracts. In some instances, these laws and regulations impose terms or rights that are more favorable to the government than those typically available to commercial parties in negotiated transactions.
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
Dividend requirements associated with the Series B Mandatory Convertible Preferred Stock that Chart issued to fund a portion of the Acquisition subject it to certain risks.
In December 2022, we issued 8,050,000 depositary shares, each representing a 1/20th interest in a share of Chart’s Series B Mandatory Convertible Preferred Stock (the “Mandatory Convertible Preferred Stock”). Any future payments of cash dividends, and the amount of any cash dividends we pay, on the Mandatory Convertible Preferred Stock will depend on, among other things, business condition, our financial condition, earnings and liquidity, as well as other factors that our board of directors (or an authorized committee thereof) may consider relevant. Dividends will accumulate from the initial issue date and, to the extent that we are legally permitted to pay dividends and our board of directors, or an authorized committee thereof, declares a dividend payable with respect to the Mandatory Convertible Preferred Stock, we will pay such dividends in cash, or subject to certain limitations, by delivery of shares of our common stock or through any combination of cash and shares of our common stock, as determined by our board of directors in its sole discretion. Any unpaid dividends will continue to accumulate.
The terms of the Mandatory Convertible Preferred Stock further provide that if dividends have not been declared and paid for six or more dividend periods (including, for the avoidance of doubt, the dividend period beginning on, and including, the initial issue date and ending on, but excluding, March 15, 2023), whether or not for consecutive dividend periods, the holders of such shares of Mandatory Convertible Preferred Stock, voting together as a single class with holders of all other preferred stock of equal rank having similar voting rights, will be entitled at our next annual or special meeting of stockholders to vote for the election of a total of two additional members of our board of directors, subject to certain limitations.
Risks Related to Our Leverage
Our substantial leverage and future debt service obligations could adversely affect our financial condition, limit our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, impact the way we operate our business, expose us to interest rate risk to the extent of our variable rate debt and prevent us from fulfilling our debt service obligations.
We are substantially leveraged and have future debt service obligations. Our financial performance could be affected by our leverage. As of December 31, 2022, our total indebtedness was $2,333.3 million. In addition, at that date, under our senior secured revolving credit facility, we had $89.1 million of letters of credit and bank guarantees outstanding and borrowing capacity of approximately $806.4 million. Further, as of December 31, 2022, our indebtedness under our senior secured notes due 2030 and our senior unsecured notes due 2031 was $1,460.0 million and $510.0 million, respectively. As of December 31, 2022, our indebtedness under our Convertible notes due 2024 was $258.8 million. Through separate facilities, our subsidiaries had $45.7 million of letters of credit bank guarantees outstanding at December 31, 2022. We expect to incur additional debt in connection with closing of the Acquisition as described below.
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
Despite our current debt levels, we may still be able to incur substantially more debt. This could further exacerbate the risks that we face.
We may be able to incur substantial additional indebtedness in the future. The terms of our debt instruments do not fully prohibit us from doing so. Our senior secured revolving credit facility provides commitments of up to $1,000.0 million, approximately $806.4 million of which would have been available for future borrowings (after giving effect to letters of credit and bank guarantees outstanding) as of December 31, 2022. Additionally, we entered into a debt commitment letter for a senior bridge loan facility with an aggregate principal amount of $1,467.1 million to fund the Acquisition. We also entered into a debt commitment letter for a senior secured term loan facility in the aggregate amount of up to $1,434.8 million to fund the Acquisition. As of December 31, 2022, both the senior bridge loan facility and the senior secured term loan facility were undrawn. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Instruments and Related Covenants.” If new debt is added to our current debt levels, the related risks that we now face could intensify.
The terms of our existing debt may limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.
The terms of our existing debt impose, and the terms of any future indebtedness may impose, operating and other restrictions on us and our subsidiaries. Such restrictions affect or will affect, and in various circumstances limit or prohibit, among other things, our ability and the ability of our subsidiaries to:
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
The restrictions contained in the senior secured revolving credit facility and our indentures could:
•limit our ability to plan for or react to market or economic conditions or meet capital needs or otherwise restrict our activities or business plans; and
•adversely affect our ability to finance our operations, acquisitions, investments or strategic alliances or other capital needs or to engage in other business activities that would be in our interest.
A breach of any of these covenants could result in a default under our debt agreements. If an event of default occurs under our debt agreements, which includes an event of default under the other debt agreements, the lenders or holders could elect to declare all indebtedness outstanding, together with accrued and unpaid interest, to be immediately due and payable. The lenders under our senior secured revolving credit facility will also have the right in these circumstances to terminate any commitments they have to provide further financing.
If we were unable to repay or otherwise refinance this indebtedness when due, our lenders could sell the collateral securing the senior secured revolving credit facility due October 2026 and the secured notes, which constitutes substantially all of our and our domestic wholly-owned subsidiaries’ assets.

Our 1.00% Convertible Senior Subordinated Notes due November 2024 have certain fundamental change and conditional conversion features and our Senior Secured Notes due 2030 and our Senior Unsecured Notes due 2031 have certain change in control features which, if triggered, may adversely affect our financial condition.
If a fundamental change occurs under our 1.00% Convertible Senior Subordinated Notes due November 2024, the holders of the convertible notes may require us to purchase for cash any or all of the convertible notes. In addition, upon the occurrence of certain kinds of change of control, we will be required to offer to repurchase all of the outstanding secured notes and unsecured notes at 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase. However, there can be no assurance that we will have sufficient funds at the time of the fundamental change or change in control to purchase all of the convertible notes, secured notes or unsecured notes delivered for purchase, and we may not be able to arrange necessary financing on acceptable terms, if at all. Likewise, if one of the conversion contingencies of our convertible notes is triggered, holders of convertible notes will be entitled to convert the convertible notes at any time during specified periods.
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
In addition, the terms of our convertible notes, secured notes and unsecured notes may require us to purchase these notes for cash in the event of a takeover of our Company. The indentures governing the applicable notes also prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the applicable notes. These and other provisions applicable to the notes may have the effect of increasing the cost of acquiring us or otherwise discourage a third party from acquiring us.

The issuance of common stock upon conversion of our 1.00% Convertible Senior Subordinated Notes due November 2024, 6.75% Series B Mandatory Convertible Preferred Stock or the Series A Cumulative Participating Convertible Preferred Stock to be issued upon the closing of the Howden Acquisition could cause dilution to the interests of our existing stockholders.
As of December 31, 2022, we had $258.8 million aggregate principal amount of our 1.00% Convertible Senior Subordinated Notes due November 2024. Prior to the close of business on the business day immediately preceding August 15, 2024, the convertible notes will be convertible only upon satisfaction of certain conditions. Holders may convert their 1.00% convertible notes at their option at any time after August 15, 2024 until the close of business on the second scheduled trading day immediately preceding November 15, 2024. As a result of attaining these specified market price conditions, the notes were convertible in the first quarter of 2023, although no notes have been converted to date. On December 31, 2020, we amended the Indenture governing our 1.00% Convertible Senior Subordinated Notes due November 2024 to eliminate share settlement thus leaving us with two settlement options: (1) cash settlement or (2) cash for par and any combination of cash and shares for the excess settlement amount above the $258.8 million aggregate principal amount of our 1.00% Convertible Senior Subordinated Notes due November 2024. We currently intend to settle conversions of 1.00% convertible notes through a combination of the payment of cash and issuance of shares, with payments of cash up to the aggregate principal amount of the convertible notes to be converted and delivering shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted. Furthermore, holders of the Series A Cumulative Participating Convertible Preferred Stock (that will be issued) upon the closing of the Howden Acquisition have the right to convert their shares into common stock in certain circumstances. The number of shares issued could be significant and such an issuance could cause significant dilution to the interests of the existing stockholders.
In addition, unless earlier converted, each share of the Mandatory Convertible Preferred Stock will automatically convert on or around December 15, 2025 into between 7.0520 and 8.4620 shares of our common stock, subject to customary anti-dilution adjustments. At any time prior to December 15, 2025, a holder of Mandatory Convertible Preferred Stock may elect to convert such holder’s shares of the Mandatory Convertible Preferred Stock, in whole or in part, at the minimum conversion rate of 7.0520 shares of common stock per share. If a fundamental change occurs on or prior to December 15, 2025, holders of the Mandatory Convertible Preferred Stock will have the right to convert their shares of Mandatory Convertible Preferred Stock, in whole or in part, into shares of common stock at a conversion rate based on the effective date of the fundamental change and the price paid (or deemed paid) per share of our common stock in such fundamental change. We may also pay declared dividends in cash or, subject to certain limitations, in shares of common stock or in any combination of cash and common stock. Conversion of the Mandatory Convertible Preferred Stock into common stock, as well as the payment of dividends in shares of common stock, could be dilutive to our existing stockholders.
Our common stock will rank junior to the Mandatory Convertible Preferred Stock with respect to dividends and amounts payable in the event of our liquidation, dissolution or winding-up of our affairs.
Our common stock will rank junior to the Mandatory Convertible Preferred Stock with respect to the payment of dividends and amounts payable in the event of our liquidation, dissolution or winding-up of our affairs. This means that, unless accumulated dividends have been paid or set aside for payment on all the outstanding Mandatory Convertible Preferred Stock through the most recently completed dividend period, no dividends may be declared or paid on our common stock subject to limited exceptions. Likewise, in the event of our voluntary or involuntary liquidation, dissolution or winding-up of our affairs, no distribution of our assets may be made to holders of our common stock until we have paid to holders of the Mandatory Convertible Preferred Stock a liquidation preference equal to $1,000 per share plus accumulated and unpaid dividends.
Item 1B.Unresolved Staff Comments
Not applicable.

Item 2.Properties
We occupy 65 facilities totaling approximately 5.9 million square feet, including the locations listed below, with the majority devoted to manufacturing, assembly, and storage. We also own several plots of land in the Czech Republic totaling approximately 0.5 million square feet, with the majority devoted to outdoor storage. Of these facilities, approximately 4.2 million square feet are owned and 1.7 million square feet are occupied under operating leases. One of our owned facilities, a 0.1 million square foot facility in Clarksville, Arkansas, is leased to a third party. We currently lease approximately 20.8 thousand square feet for our corporate office in Ball Ground, Georgia. Our major owned facilities in the United States are subject to mortgages securing our 2026 Credit Facilities.
The following table summarizes information about our principal plants and other materially important physical properties as of January 31, 2023:

Segment	Location	Ownership	Use
Cryo Tank Solutions/Specialty Products/Corporate	Ball Ground, Georgia, U.S.	Leased	Manufacturing/Office/Warehouse
Corporate	Hyderabad, India	Leased	Office
Corporate	Luxembourg, Luxembourg	Leased	Office
Cryo Tank Solutions/Specialty Products	Canton, Georgia, U.S.	Owned	Manufacturing/Office
Cryo Tank Solutions/Heat Transfer Systems/Repair, Service & Leasing	Milan, Italy	Owned	Manufacturing/Office
Cryo Tank Solutions/Specialty Products	Theodore, Alabama, U.S.	Owned	Manufacturing/Office
Cryo Tank Solutions/Specialty Products/Repair, Service & Leasing	Andhra Pradesh, India	Owned	Manufacturing/Office
Cryo Tank Solutions/Specialty Products/Repair, Service & Leasing	Changzhou, China	Leased/Owned	Manufacturing/Office
Cryo Tank Solutions/Specialty Products/Repair, Service & Leasing	Decin, Czech Republic	Leased/Owned	Manufacturing/Office
Cryo Tank Solutions/Specialty Products/Repair, Service & Leasing	Goch, Germany	Owned	Manufacturing/Office
Cryo Tank Solutions/Specialty Products/Repair, Service & Leasing	Kuala Lumpur, Malaysia	Leased	Office
Cryo Tank Solutions/Specialty Products/Repair, Service & Leasing	Lery, France	Owned	Manufacturing/Office
Cryo Tank Solutions/Specialty Products/Repair, Service & Leasing	New Prague, Minnesota, U.S.	Leased/Owned	Manufacturing/Office
Heat Transfer Systems	Pombia, Italy	Leased	Manufacturing/Office
Heat Transfer Systems/Repair, Service & Leasing	Beasley, Texas, U.S.	Owned	Manufacturing/Warehouse
Heat Transfer Systems/Repair, Service & Leasing	Tulsa, Oklahoma, U.S.	Leased/Owned	Manufacturing/Office
Heat Transfer Systems/Specialty Products/Repair, Service & Leasing	La Crosse, Wisconsin, U.S.	Leased/Owned	Manufacturing/Office/Warehouse
Heat Transfer Systems/Specialty Products/Repair, Service & Leasing	New Iberia, Louisiana, U.S.	Leased	Manufacturing/Office
Heat Transfer Systems/Specialty Products/Repair, Service & Leasing	Valencia, California, U.S.	Leased	Manufacturing/Office
Heat Transfer Systems/Specialty Products/Repair, Service & Leasing/Corporate	The Woodlands, Texas, U.S.	Leased	Office
Specialty Products	Allentown , Pennsylvania, U.S.	Owned	Office
Specialty Products	Austin, Texas, U.S.	Leased	Manufacturing/Warehouse
Specialty Products	Duluth, Georgia, U.S.	Leased	Office
Specialty Products	Fayetteville, Arkansas, U.S.	Leased	Office/Warehouse
Specialty Products	Haryana, India	Leased	Office
Specialty Products	Orem, Utah, U.S.	Leased	Manufacturing/Office
Specialty Products	Palmerton, Pennsylvania, U.S.	Leased	Office/Warehouse
Repair, Service & Leasing	Franklin, Indiana, U.S.	Leased	Manufacturing/Office/Service
Repair, Service & Leasing	Goteborg, Sweden	Leased	Manufacturing/Office/Service
Repair, Service & Leasing	Houston, Texas, U.S.	Owned	Manufacturing/Office/Service
Repair, Service & Leasing	Richburg, South Carolina, U.S.	Owned	Manufacturing/Office/Service
Regulatory Environment
We are subject to federal, state, and local regulations relating to the discharge of materials into the environment, production and handling of hazardous and regulated materials, and the conduct and condition of our production facilities. We do not believe that these regulatory requirements have had a material effect upon our capital expenditures, earnings, or competitive position. We are not anticipating any material capital expenditures in 2023 that are directly related to regulatory compliance matters. We are also not aware of any pending or potential regulatory changes that would have a material adverse impact on our business.
Item 3.Legal Proceedings
In connection with our divestiture of our Cryobiological business, Chart retained certain potential liabilities, including claims in connection with our following litigation. During the second quarter of 2018, Chart was named in lawsuits (including lawsuits filed in the U.S. District Court for the Northern District of California) filed against Chart and other defendants with respect to the alleged failure of a stainless steel cryobiological storage tank (model MVE 808AF-GB) at the Pacific Fertility Center in San Francisco, California. In May and June of 2021, the first five of the federal lawsuits went to trial, and on June 10, 2021, the jury reached a verdict against Chart in favor of the plaintiffs in those lawsuits in the amount of $14.9 million, of which 90% ($13.5 million) is attributable to Chart. Subsequent to the initial verdict, the Company filed various post-trial motions and appeals based on various factors, including the Company’s belief that the allocation of fault was not supported by the record, the award of emotional distress damages, the exclusion of certain evidence of trial, and our contention that plaintiffs failed to present sufficient evidence to prove each element of their claim.
In the second quarter 2021, we recorded a loss contingency accrual and corresponding charge to net income for $13.5 million in the amount of the jury verdict attributable to Chart, with an offsetting $13.5 million loss recovery receivable for anticipated insurance proceeds, with a corresponding credit to net income.
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
As previously disclosed, the Company has been engaged in ongoing discussions in an effort to establish a settlement framework for the various lawsuits (both in the U.S. District Court for the Northern District of California, as well as the San Francisco Superior Court) associated with the Pacific Fertility Center. After substantial discussions with the various constituent parties, the Company reached a preliminary settlement in late January 2023 to resolve these 217 cases. This preliminary settlement will resolve the prior verdict for the initially tried cases, which is on appeal, as well as the previously disclosed Starr insurance dispute, and remains subject to the satisfaction of certain conditions, which the Company currently anticipates occurring as early as March 2023. The Company has taken a loss contingency accrual of $305.6 million and a related loss receivable of $231.9 million from insurance proceeds from these combined cases which are recognized in our consolidated balance sheet. The net loss of approximately $73.0 million is recognized in discontinued operations and represents the expected out-of-pocket, payments in connection with these settlements. We continue to evaluate the merits of the sole remaining lawsuit that is not included in the preliminary settlement in light of the information available. Based on the status of that lawsuit, a current estimate of reasonably possible losses in that case cannot be made; however, the Company does not anticipate the potential exposure to be material. This preliminary settlement and the expected net out-of-pocket payments does not reflect third party recoveries which the Company will aggressively pursue with respect to the underlying facts in these cases, and which the Company currently anticipates will result in recoveries approximating one-quarter or more of the Company’s out-of-pocket, net payments.
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
Item 4.    Mine Safety Disclosures
Not applicable.

Item 4A.Executive Officers of the Registrant*
The name, age and positions of each Executive Officer of the Company as of February 24, 2023 are as follows:

Name	Age	Position
Jillian C. (Jill) Evanko	45	Chief Executive Officer and President (Principal Executive Officer)
Joseph R. (Joe) Brinkman	53	Vice President and Chief Financial Officer (Principal Financial Officer)
Gerald F. (Gerry) Vinci	57	Vice President, Chief Human Resources Officer
Herbert G. (Herb) Hotchkiss	52	Vice President, General Counsel and Secretary
Joseph A. (Joe) Belling	53	Chief Commercial Officer
Brian P. Bostrom	49	Chief Technology Officer
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
Joseph R. (Joe) Brinkman was appointed our Vice President and Chief Financial Officer on October 1, 2021. Prior to his appointment, Mr. Brinkman was Vice President and General Manager of Industrial Gas Products, the Company’s largest business. In his 24 years with the Company Mr. Brinkman has held various roles including Materials Manager, Director of Global Sourcing and most recently Vice President & General Manager of Bulk Gas Products.
Gerald F. (Gerry) Vinci was appointed our Vice President and Chief Human Resources Officer and has served in that capacity since December 5, 2016, when he joined Chart. Mr. Vinci was designated an executive officer of Chart on August 23, 2017. Prior to joining Chart, Mr. Vinci held various executive Human Resources roles at Dover Corporation (NYSE:DOV), a diversified global manufacturer, from February 2013 to November 2016, including Vice President, Human Resources for Dover Engineered Systems and Dover Refrigeration and Food Equipment Segments. From 1997 to 2013, Mr. Vinci served in numerous Human Resources executive roles and as Senior Counsel for Harsco Corporation (NYSE:HSC). Prior to that, Mr. Vinci was an attorney for Sunoco, Inc.(NYSE:SUN).
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
Brian P. Bostrom was appointed Chief Technology Officer on January 9, 2023. Mr. Bostrom joined Chart in 1994. During his 28 years with the Company, Mr. Bostrom has held numerous engineering roles, including his most recent role of President of Global Engineering. As Chief Technology Officer, Mr. Bostrom will have responsibility for all global engineering activities and advancement and commercialization of global product applications across the Company. He will also continue to be a leader in developing the Company’s engineering depth and capabilities. Mr. Bostrom holds an engineering degree from the University of Minnesota, is a member of the Compressed Gas Association and a member of the 2019 inaugural class of Chart Fellows.

PART II
Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Chart’s common stock is traded on the New York Stock Exchange under the symbol “GTLS.” As of February 1, 2023, there were 180 holders of record of our common stock. Since many holders hold shares in “street name,” we believe that there are a significantly larger number of beneficial owners of our common stock than the number of record holders.
Apart from the dividend requirements associated with the Series B Mandatory Convertible Preferred Stock that we issued to fund a portion of the Acquisition, we do not currently intend to pay any cash dividends on our common stock, and instead intend to retain earnings, if any, for debt reduction, organic capital expenditures for productivity and capacity and potential acquisitions. The amounts available to us to pay future cash dividends may be restricted by our 2026 Credit Facilities to the extent our pro forma leverage ratio exceeds certain targets. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, and other factors that our board of directors may deem relevant.
Cumulative Total Return Comparison
Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the shares of common stock of Chart with the cumulative return of a hypothetical investment in each of the S&P SmallCap 600 Index and our Peer Group Index based on the respective market prices of each such investment on the dates shown below, assuming an initial investment of $100 on December 31, 2017, including reinvestment of dividends, if any.

	December 31,
	2017	2018	2019	2020	2021	2022
Chart Industries, Inc.	$100.00	$138.78	$144.02	$251.37	$340.35	$245.90
S&P SmallCap 600 Index	100.00	91.48	112.28	124.90	158.30	132.74
Peer Group Index	100.00	90.10	119.62	143.10	164.48	171.09
We select the peer companies that comprise the Peer Group Index solely on the basis of objective criteria. These criteria result in an index composed of oil field equipment/service and other comparable industrial companies. The Peer Group Index is comprised of Air Products and Chemicals, Inc., Baker Hughes Company, Barnes Group Inc., ChampionX Corporation, Cheniere Energy, Inc., CIMC Enric Holdings Limited, CNH Industrial N.V., EnPro Industries, Inc., ESCO Technologies Inc., Franklin Electric Co., Inc., Harsco Corporation, IDEX Corporation, ITT Inc., New Fortress Energy LLC, NIKKISO CO., LTD., Plug Power Inc., SPX Corporation and Worthington Industries, Inc.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 — 31, 2022	10	$196.77	—	$—
November 1 — 30, 2022	1,123	129.00	—	—
December 1 — 31, 2022	—	—	—	—
Total	1,133	$129.56	—	$—
_______________
(1)Includes shares of common stock surrendered to us during the fourth quarter of 2022 by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $146,800. The total number of shares repurchased represents the net shares issued to satisfy tax withholding. All such repurchased shares were subsequently retired during the three months ended December 31, 2022.
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
Overview
We are a leading independent global manufacturer of highly engineered cryogenic equipment servicing multiple applications in the industrial gas and clean energy markets. Our unique product portfolio is used in every phase of the liquid gas supply chain, including upfront engineering, service and repair. Being at the forefront of the clean energy transition, Chart is a leading provider of technology, equipment and services related to liquefied natural gas, hydrogen, biogas, CO2 Capture and water treatment, among other applications. We are committed to excellence in environmental, social and corporate governance (ESG) issues both for our company as well as our customers. With 29 global manufacturing locations from the United States to Asia, India and Europe, we maintain accountability and transparency to our team members, suppliers, customers and communities.
Macroeconomic Impacts
During 2022, we had record backlog, record sales, record gross profit and record operating income due to broad-based demand for our products, strong execution and continued pricing actions. The current conflict between Russia and Ukraine and the related sanctions imposed by countries against Russia as well as heightened tensions between the U.S and China are creating uncertainty in the global economy. While we do not have operations in Russia or Ukraine, we are unable to predict the impact these actions will have on the global economy or on our business, financial condition and results of operations. These events did not have a material adverse effect on our reported results for 2022, however we will continue to actively monitor in terms of their potential impact on our results of operations beyond 2022.
Environmental, Social, Governance
Chart is proud to be at the forefront of the clean energy transition as a leading provider of technology, equipment and services related to liquefied natural gas, hydrogen, biogas, carbon capture and water treatment, among other applications. We also captured clean power, clean water, clean food and clean industrials as our unique offering for the Nexus of CleanTM. This leadership position is possible not only because we have the broadest offering of clean innovative solutions for the various end markets we serve, but also because we are committed to global responsibility. Reporting our ESG performance is one of the ways we demonstrate accountability and transparency to our team members, suppliers, customers, shareholders and communities. Below are some highlights of our ESG efforts, and further information can be found in our third Annual Sustainability report with scorecard which was released in April 2022. We intend to release our fourth annual sustainability report in April 2023.
•We reported a 0.52 Total Recordable Incident Rate (TRIR), a year-end record, for the year ended December 31, 2022, with emphasis on safety as our #1 priority and focus on all team members being empowered and authorized to stop work if they see an unsafe or potentially unsafe situation.
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
◦S&P Global Platts Energy Awards Corporate Social Responsibility (Diversified) Award Finalist (2021)
•In 2022, we received the following ESG-oriented recognition:
◦S&P Global Platts Energy Awards 2022 “Energy Transition - LNG” Finalist
◦S&P Global Platts Energy Awards 2022 “Deal of the Year - Strategic” Finalist
◦2022 Frost & Sullivan Institute Enlightened Growth Leadership Award
◦goBeyondProfit’s 2022 “In Good Company Report - One of the Most Generous Companies in Georgia (USA)”
2022 Highlights
Record order activity contributed to record ending total backlog of $2,338.1 million as of December 31, 2022 compared to $1,190.1 million as of December 31, 2021, representing an increase of $1,148.0 million or 96.5%, which reflects the broad-based demand we continue to see year-over-year across our product categories. The increase in backlog was largely driven by record orders for the year ended December 31, 2022 of $2,779.9 million compared to $1,676.1 million for the year ended December 31, 2021 representing an increase of $1,103.8 million or 65.9%. Record order intake in our Heat Transfer Systems segment of $1,417.6 million for 2022 compared to $312.0 million for 2021, was mainly driven by higher order intake for LNG including big and small-scale LNG, as well as floating LNG during 2022. Record order intake in our Repair, Service & Leasing segment of $218.9 million in 2022 compared to $180.6 million in 2021, was mainly driven by higher order intake within lifecycle services, aftermarket fans and our leasing business. Record orders in our Specialty Products segment for 2022 of $665.5 million compared to $648.6 million for 2021 were mainly driven by strong order intake for hydrogen and helium liquefaction, space, water treatment, carbon capture and other specialty applications. Heat Transfer Systems segment backlog totaled a record $1,300.1 million as of December 31, 2022 compared to $370.4 million as of December 31, 2021. Specialty Products segment backlog totaled a record $645.9 million as of December 31, 2022, compared to $438.2 million as of December 31, 2021. Cryo Tank Solutions segment backlog totaled $371.0 million as of December 31, 2022, also a record high.
Consolidated sales increased to a record $1,612.4 million in 2022 from $1,317.7 million in 2021, representing an increase of $294.7 million or 22.4% (20.3% organically), mainly driven by growth in our Heat Transfer Systems segment on favorable sales in process systems related to big and small-scale LNG liquefaction and floating LNG, as well as gains within our Cryo Tank Solutions segment on favorable sales in storage equipment and mobile equipment, within our Repair, Service & Leasing segment on favorable sales in parts, repairs, and services, aftermarket fans, aftermarket air cooled heat exchangers and in our lifecycle business and within our Specialty Products segment on favorable sales in hydrogen and helium applications, water treatment, space applications, food & beverage applications and carbon capture. The consolidated sales increase was bolstered by sales from acquisitions. Consolidated gross profit in 2022 increased by $83.2 million ($74.6 million organically) from $324.2 million to a record $407.4 million or 25.7% compared to 2021. Gross profit margin of 25.3% in 2022 increased from 24.6% in 2021. The increase in gross profit and gross profit margin for 2022 compared to 2021 demonstrates our progress in improvement in our margin profile as we continued to take further pricing and cost reduction actions.
Consolidated SG&A expenses as a percentage of consolidated sales for 2022 decreased by 1.6% as compared to 2021 primarily due to the effect of cost reduction actions we took in 2022.
Outlook
As previously announced, in November of 2022 we signed a definitive agreement to acquire Howden, a leading global provider of mission critical air and gas handling products and services. The combination of Chart and Howden furthers our global leadership position in highly engineered process technologies and products serving the Nexus of CleanTM – clean power, clean water, clean food and clean industrials. We are currently pursuing divestitures of two significant product lines related to the combined business. While these proposed divestitures are at preliminary stages and there can be no assurances of the completion of these activities, we continue to target a completion of these within the next three to six months and continue to anticipate combined proceeds of approximately $500 million from these divestitures.
We are reiterating our Chart standalone 2023 sales outlook range of $2.10 billion to $2.20 billion, which includes only big LNG projects that are in backlog as of December 31, 2022. We are confident in achieving this sales range, underpinned by five key themes: (1.) It is not unusual for project revenue to shift between months. We anticipate realizing pushed fourth quarter 2022 revenue in 2023 based on customer and project timing. (2.) Our outlook does not include any additional mid-size or large project orders between now and the end of the first half 2023, which could provide additional revenue in the second half of 2023. (3) Even though we are seeing early end market improvement in HLNG vehicle tank sales, our forecast for HLNG vehicle tanks is flat with 2022. (4.) We head into 2023 with record backlog of $2.34 billion. As of December 31, 2022, we had approximately 60% of the full year 2023 sales outlook already in backlog, which is meaningfully higher than in prior years. (5.) We have existing capacity to delivery on our backlog as well as any potential, high probability, new orders that could materialize throughout the year.
Our guidance does not include the operational impact of the pending acquisition with Howden, which is expected to close within the next 45 days. We continue to invest in our automation, process improvement, and productivity activities across Chart, with total anticipated 2023 capital expenditures spend of $60 million to $65 million for our existing business.

Operating Results
The following table sets forth the percentage relationship that each line item in our consolidated statements of income represents to sales for the years ended December 31, 2022, 2021 and 2020 (dollars in millions):

	2022	2021	2020
Sales	100.0%	100.0%	100.0%
Cost of sales (1)	74.7	75.4	71.8
Gross profit	25.3	24.6	28.2
Selling, general and administrative expenses (2) - (4)	13.3	14.9	15.1
Amortization expense	2.6	3.0	3.9
Asset impairments (5)	—	—	1.4
Operating income	9.4	6.7	7.8
Acquisition related finance fees	2.3	—	—
Interest expense, net	1.8	0.8	1.5
Financing costs amortization (6)	0.2	0.6	0.4
Unrealized gain on investment in equity securities	(0.8)	(0.2)	(1.1)
Realized gain on investment in equity securities	—	(0.2)	—
Foreign currency loss	—	0.1	0.1
Gain on bargain purchase	—	—	(0.4)
Other (income) expense	(0.1)	—	0.2
Income tax expense, net	1.0	1.0	1.3
Net income from continuing operations	5.1	4.6	6.0
Income from discontinued operations, net of tax	(3.6)	—	20.3
Net income	1.6	4.6	26.3
Income attributable to noncontrolling interests, net of taxes	0.1	0.1	0.1
Net income attributable to Chart Industries, Inc.	1.5	4.5	26.2
 _______________
(1)Cost of sales includes restructuring (credits)/costs of $(1.0), $2.6 and $5.7 for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)Selling, general and administrative expenses includes restructuring costs of $0.9 and $7.9 for the years ended December 31, 2021, and 2020, respectively.
(3)Includes deal-related and integration costs of $17.6 for the year ended December 31, 2022.
(4)Includes share-based compensation expense of $10.6, $11.2 and $8.6, representing 0.7%, 0.8% and 0.7% of sales, for the years ended December 31, 2022, 2021 and 2020, respectively.
(5)Includes $16.0 impairment of our trademarks and trade names indefinite-lived intangible assets related to the AXC business in our Heat Transfer Systems segment for the year ended December 31, 2020.
(6)In conjunction with the amendment of our credit facilities in 2021, we recognized charges of $4.1 in unamortized debt issuance cost write offs associated with previous credit facilities and new debt issuance costs, which are classified as financing costs amortization in our consolidated income statement for the year ended December 31, 2021.

Consolidated Results for the Years Ended December 31, 2022, 2021 and 2020
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the years ended December 31, 2022, 2021 and 2020 (dollars in millions). Further detailed information regarding our operating segments is presented in Note 4, “Segment and Geographic Information,” of the consolidated financial statements included under Item 15 “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.
Selected Segment Financial Information

	Year Ended December 31,
	2022	2021	2020
Sales
Cryo Tank Solutions	$504.3	$447.4	$415.8
Heat Transfer Systems	462.7	262.7	369.8
Specialty Products	448.3	432.9	242.6
Repair, Service & Leasing	209.6	187.0	158.3
Intersegment eliminations	(12.5)	(12.3)	(9.4)
Consolidated	$1,612.4	$1,317.7	$1,177.1
Gross Profit
Cryo Tank Solutions	$98.7	$93.5	$99.5
Heat Transfer Systems	90.6	35.6	93.7
Specialty Products	138.6	145.5	84.3
Repair, Service & Leasing	79.5	49.6	54.6
Consolidated	$407.4	$324.2	$332.1
Gross Profit Margin
Cryo Tank Solutions	19.6%	20.9%	23.9%
Heat Transfer Systems	19.6%	13.6%	25.3%
Specialty Products	30.9%	33.6%	34.7%
Repair, Service & Leasing	37.9%	26.5%	34.5%
Consolidated	25.3%	24.6%	28.2%
SG&A Expenses
Cryo Tank Solutions	$41.8	$38.1	$41.7
Heat Transfer Systems	24.0	28.1	36.6
Specialty Products	55.6	43.3	22.2
Repair, Service & Leasing	15.2	17.8	15.3
Corporate	77.9	69.5	62.4
Consolidated	$214.5	$196.8	$178.2
SG&A Expenses (% of Sales)
Cryo Tank Solutions	8.3%	8.5%	10.0%
Heat Transfer Systems	5.2%	10.7%	9.9%
Specialty Products	12.4%	10.0%	9.2%
Repair, Service & Leasing	7.3%	9.5%	9.7%
Consolidated	13.3%	14.9%	15.1%
Operating Income (Loss) (1)
Cryo Tank Solutions	$54.0	$52.9	$52.5
Heat Transfer Systems (2)	51.7	(12.3)	11.2
Specialty Products	72.9	94.1	60.7
Repair, Service & Leasing	51.0	23.3	30.3
Corporate (3)	(78.1)	(69.5)	(62.5)
Consolidated	$151.5	$88.5	$92.2

Operating Margin
Cryo Tank Solutions	10.7%	11.8%	12.6%
Heat Transfer Systems	11.2%	(4.7)%	3.0%
Specialty Products	16.3%	21.7%	25.0%
Repair, Service & Leasing	24.3%	12.5%	19.1%
Consolidated	9.4%	6.7%	7.8%
_______________
(1)Restructuring (credits)/charges for the years ended:
•December 31, 2022 were $(1.0) ($0.1 – Cryo Tank Solutions, $0.3 – Heat Transfer Systems and $(1.4) – Repair, Service & Leasing);
•December 31, 2021 were $3.5 ($0.3 – Cryo Tank Solutions, $1.7 – Heat Transfer Systems, $1.5 – Repair, Service & Leasing); and
•December 31, 2020 were $13.6 ($2.7 – Cryo Tank Solutions, $7.4 – Heat Transfer Systems, $0.7 – Specialty Products, $0.2 – Repair, Service & Leasing and $2.6 – Corporate).
(2)Includes $16.0 impairment of our trademarks and trade names indefinite-lived intangible assets related to the AXC business in our Heat Transfer Systems segment for the year ended December 31, 2020.
(3)Includes deal-related and integration costs of $17.6 for the year ended December 31, 2022.
Results of Operations for the Years Ended December 31, 2022 and 2021
Sales in 2022 increased by $294.7 million ($258.6 million organically), from $1,317.7 million to a record $1,612.4 million, or 22.4%. This increase was primarily driven by growth in our Heat Transfer Systems segment on favorable sales in process systems related to big and small-scale LNG liquefaction and floating LNG, as well as gains within our Cryo Tank Solutions segment on favorable sales in storage equipment and mobile equipment, within our Repair, Service & Leasing segment on favorable sales in parts, repairs, and services, aftermarket fans, aftermarket air cooled heat exchangers and in our lifecycle business and within our Specialty Products segment on favorable sales in hydrogen and helium applications, water treatment, space applications, food & beverage applications and carbon capture.
Gross profit in 2022 increased by $83.2 million ($74.6 million organically) from $324.2 million to $407.4 million or 25.7% compared to 2021. Gross profit margin of 25.3% in 2022 increased from 24.6% in 2021. The increase in gross profit and gross profit margin for 2022 compared to 2021 was primarily driven by product mix and pricing and cost reduction actions we took for all segments overall. Restructuring (credits)/costs recorded to cost of sales were $(1.0) million and $2.6 million for the years ended December 31, 2022 and 2021, respectively.
Consolidated SG&A expenses increased by $17.7 million or 9.0% ($8.9 million organically) during 2022 compared to the same period in 2021 primarily driven by higher employee-related costs while consolidated SG&A expenses as a percentage of consolidated sales for 2022 decreased by 1.6% as compared to 2021 primarily due to the effect of cost reduction actions we took in 2022.
Acquisition Related Finance Fees
Acquisition related finance fees for the year ended December 31, 2022 were $37.0 million related to financing for our pending Acquisition of Howden. There were no acquisition related finance fees for the year ended December 31, 2021.
Interest Expense, Net and Financing Costs Amortization
Interest expense, net for the year ended December 31, 2022 and 2021 was $28.8 million and $10.7 million, respectively. The increase in interest expense, net, is primarily due to higher borrowings outstanding and higher average interest rates during 2022 on our senior secured revolving credit facility due October 2026, as compared to borrowings outstanding and average interest rates on our previous senior secured revolving credit facility and term loan due June 2024 during 2021 as well as borrowings related to our senior secured notes due 2030 and senior unsecured notes due 2031, which were issued on December 22, 2022. The increase was partially offset by interest income of $1.3 million from our cross-currency swaps entered into during 2022. Interest expense, net for the year ended December 31, 2022 included $4.0 million of 1.5% cash interest expense related to our convertible notes due November 2024. Interest expense, net for the year ended December 31, 2021 included $2.6 million of 1.0% cash interest expense related to our convertible notes due November 2024. Interest expense, net for the year ended December 31, 2022 and 2021 included $23.4 million and $9.0 million, respectively, in interest related to borrowings on our current senior secured revolving credit facility due 2026 and previous senior secured revolving credit facility and term loan due 2024. Interest expense, net for the year ended December 31, 2022 related to borrowings on our senior secured notes due 2030 and senior unsecured notes due 2031 was $3.0 million and $1.3 million, respectively.
For 2022 and 2021, financing costs amortization was $2.9 million and $8.3 million, respectively. The decrease of $5.4 million was primarily due to the amendment of our credit facilities during the fourth quarter of 2021 and the related write off of the unamortized deferred debt issuance costs associated with the senior secured revolving credit facility due June 2024 and the term loan due June 2024, respectively. In conjunction with the amendment of our credit facilities in the fourth quarter of 2021, we recorded charges to net income of $3.8 million of the unamortized deferred debt issuance costs associated with the senior secured revolving credit facility due 2024 and the term loan due June 2024 as well as $0.3 million in new debt issuance costs resulting in a total one-time charge to net income of $4.1 million.
Unrealized Gain On Investments In Equity Securities
During 2022, we recognized an unrealized gain on investments in equity securities of $13.1 million, which was driven by an unrealized gain of $23.3 million upon remeasurement of the Svante investment due to an observable price change in an orderly transaction for similar instruments of the same issuer and a $1.6 million unrealized gain on the mark-to-market adjustment of our investment in Stabilis, partially offset by a $11.8 million unrealized loss on the mark-to-market adjustment of our investment in McPhy. During 2021, we recognized an unrealized gain on investments in equity securities of $3.2 million, which was driven by an unrealized gain of $20.7 million upon remeasurement of the initial HTEC investment due to an observable price change in an orderly transaction for similar instruments of the same issuer and a $2.2 million unrealized gain on the mark-to-market adjustment of our investment in Stabilis, partially offset by a $19.7 million unrealized loss on the mark-to-market adjustment of our investment in McPhy.
Foreign Currency (Gain) Loss
For the year ended December 31, 2022, foreign currency gain was $0.8 million, and for the year ended December 31, 2021 foreign currency loss was $0.9 million. The variance between periods was primarily driven by fluctuations in the U.S dollar as compared to the euro and Chinese yuan.
Income Tax Expense
Income tax expense of $15.9 million and $13.5 million for the years ended December 31, 2022 and 2021, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 16.1% and 18.2%, respectively. The effective income tax rate of 16.1% for the year ended December 31, 2022 differed from the U.S. federal statutory rate of 21% due primarily to tax benefits associated with the release of previously booked valuation allowances, research and development credits and share-based compensation offset by the effect of income earned by certain of our foreign entities being taxed at higher rates than the federal statutory rate.
The effective income tax rate of 18.2% for the year ended December 31, 2021 differed from the U.S. federal statutory rate of 21% primarily due to tax benefits associated with share-based compensation and the release of previously booked valuation allowances offset by the effect of income earned by certain of our foreign entities being taxed at higher rates than the federal statutory rate as well as increases in our state taxes due to expansion in new jurisdictions.
Net Income Attributable to Chart Industries, Inc. From Continuing Operations
As a result of the foregoing, net income attributable to Chart Industries, Inc. from continuing operations was $81.6 million and $59.1 million for 2022 and 2021, respectively. Net income attributable to Chart common stockholders after discontinued operations was $22.6 million.
Results of Operations for the Years Ended December 31, 2021 and 2020
Sales in 2021 increased by $140.6 million ($70.9 million organically), from $1,177.1 million to $1,317.7 million, or 11.9%. This increase was primarily driven by growth in our Specialty Products segment on favorable sales in hydrogen and helium applications, HLNG vehicle tanks, water treatment equipment sales and food & beverage applications, within our Cryo Tank Solutions segment on favorable sales in mobile equipment, engineered tanks and storage systems, and within our Repair, Service & Leasing segment on favorable sales in our leasing business. This increase was partially offset by softness in demand for midstream and upstream compression equipment and timing of sales recognized relative to Calcasieu Pass within our Heat Transfer Systems segment.
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
Consolidated SG&A expenses increased by $18.6 million, or 10.4% during 2021 compared to the same period in 2020 primarily driven by a ramp up in our Specialty Products business which drove higher SG&A expenses in the segment, SG&A expenses related to acquisitions and higher share-based compensation expense in Corporate, partially offset by lower SG&A expenses in our Heat Transfer Systems segment due to lower employee-related costs and in our Cryo Tank Solutions segment due to a $2.6 million gain on sale of a facility in China included in SG&A expenses for the year ended December 31, 2020. Furthermore, lower restructuring costs were recorded to consolidated SG&A expenses, which were $0.1 million and $2.4 million for the years ended December 31, 2021 and 2020, respectively.
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
For 2021 and 2020, financing costs amortization was $8.3 million and $4.3 million, respectively. The increase of $4.0 million was primarily due to the amendment of our credit facilities during the fourth quarter of 2021 and the related write off of the unamortized deferred debt issuance costs associated with the senior secured revolving credit facility due June 2024 and the term loan due June 2024, respectively. In conjunction with the amendment of our credit facilities, we recorded charges to net income of $3.8 million of the unamortized deferred debt issuance costs associated with the senior secured revolving credit facility due 2024 and the term loan due June 2024 as well as $0.3 million in new debt issuance costs resulting in a total one-time charge to net income of $4.1 million.
Unrealized Gain On Investments In Equity Securities
During 2021, we recognized an unrealized gain on investments in equity securities of $3.2 million, which was driven by an unrealized gain of $20.7 million upon remeasurement of the initial HTEC investment due to an observable price change in an orderly transaction for similar instruments of the same issuer and a $2.2 million unrealized gain on the mark-to-market adjustment of our investment in Stabilis, partially offset by a $19.7 million unrealized loss on the mark-to-market adjustment of our investment in McPhy. During 2020, we recognized an unrealized gain of $17.0 million on the mark-to-market adjustment of our investment in McPhy, partially offset by a $2.9 million unrealized loss on the mark-to-market adjustment of our investment in Stabilis.
Realized Gain on Investment In Equity Securities
On December 14, 2021 we completed the acquisition of the remaining 85% of the shares of Earthly Labs. On the acquisition date, we recognized a gain of $2.6 million on the remeasurement of our initial 15% investment, which is recorded as realized gain on investment in equity securities in the consolidated statement of income for the year ended December 31, 2021.
Foreign Currency (Gain) Loss
Foreign currency losses were $0.9 million in both of the years ended December 31, 2021 and 2020. Foreign currency fluctuates due to exchange rate volatility, especially with respect to the euro and Chinese yuan.

Gain on Bargain Purchase
As a result of the October 13, 2020 Alabama Trailers acquisition, we recorded a bargain purchase gain of $5.0 million for the year ended December 31, 2020.
Income Tax Expense
Income tax expense of $13.5 million and $14.9 million for the years ended December 31, 2021 and 2020, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 18.2% and 17.5%, respectively. The effective income tax rate of 18.2% for the year ended December 31, 2021 differed from the U.S. federal statutory rate of 21% primarily due to tax benefits associated with share-based compensation and the release of previously booked valuation allowances offset by the effect of income earned by certain of our foreign entities being taxed at higher rates than the federal statutory rate as well as increases in our state taxes due to expansion into new jurisdictions.
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
Discontinued Operations
The financial results of our cryobiological products business are reflected in our consolidated financial statements as discontinued operations for the years ended December 31, 2022 and December 31, 2020 including the net out-of-pocket settlement amounts in connection with the PFC litigation, as described in Part I, Item 3. Legal Proceedings described herein. For further information, refer to Note 3, “Discontinued Operations.”

Segment Results for the Years Ended December 31, 2022, 2021 and 2020
Our reportable and operating segments include: Cryo Tank Solutions, Heat Transfer Systems, Specialty Products and Repair, Service & Leasing. Corporate includes operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, and risk management. Corporate support functions are not currently allocated to the segments. For further information, refer to Note 4, “Segment and Geographic Information” of our consolidated financial statements included under Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K. The following tables include key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the years ended December 31, 2022, 2021 and 2020 (dollars in millions):
Cryo Tank Solutions—Results of Operations for the Years Ended December 31, 2022 and 2021

	Year Ended December 31,		2022 vs. 2021
	2022	2021	Variance ($)	Variance (%)
Sales	$504.3	$447.4	$56.9	12.7%
Gross Profit	98.7	93.5	5.2	5.6%
Gross Profit Margin	19.6%	20.9%
SG&A Expenses	$41.8	$38.1	$3.7	9.7%
SG&A Expenses (% of Sales)	8.3%	8.5%
Operating Income	$54.0	$52.9	$1.1	2.1%
Operating Margin	10.7%	11.8%
Cryo Tank Solutions segment sales increased by $56.9 million during 2022 as compared to 2021 to a record $504.3 million. As mentioned in the results of operations above, this increase was mainly driven by favorable sales in storage equipment in the U.S. and Europe and mobile equipment in the U.S.
Cryo Tank Solutions segment gross profit increased by $5.2 million during 2022 as compared to 2021 primarily due to higher volume, while gross profit margin decreased by 130 basis points. The decrease in gross profit margin was mainly driven by higher material prices and higher labor costs due to macroeconomic conditions.
Cryo Tank Solutions SG&A expenses increased during 2022 as compared to 2021 while SG&A expenses as a percentage of sales improved by 20 basis points. The increase in SG&A expenses was mainly due to higher employee-related costs.
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
Cryo Tank Solutions segment SG&A expenses decreased during 2021 as compared to 2020. Furthermore, Cryo Tank Solutions segment SG&A expenses as a percentage of Cryo Tank Solutions segment sales improved by 150 basis points in

2021 as compared to 2020. Cryo Tank Solutions SG&A expenses for the year ended December 31, 2020 include a $2.6 million gain on sale of a facility in China. Additionally, restructuring expenses were $0.3 million in 2021 as compared to $2.3 million in 2020.
Heat Transfer Systems—Results of Operations for the Years Ended December 31, 2022 and 2021

	Year Ended December 31,		2022 vs. 2021
	2022	2021	Variance ($)	Variance (%)
Sales	$462.7	$262.7	$200.0	76.1%
Gross Profit	90.6	35.6	55.0	154.5%
Gross Profit Margin	19.6%	13.6%
SG&A Expenses	$24.0	$28.1	$(4.1)	(14.6)%
SG&A Expenses (% of Sales)	5.2%	10.7%
Operating Income (Loss)	$51.7	$(12.3)	$64.0	(520.3)%
Operating Margin	11.2%	(4.7)%
Heat Transfer Systems segment sales increased by $200.0 million during 2022 as compared to 2021 to a record $462.7 million. As previously mentioned in the results of operations section above, the increase was primarily driven by sales in small-scale, floating LNG and big LNG.
Heat Transfer Systems segment gross profit increased by $55.0 million during 2022 as compared to 2021, and gross profit margin increased by 600 basis points. The increase in Heat Transfer Systems segment gross profit was primarily due to overall product and project volume mix.
Heat Transfer Systems segment SG&A expenses decreased by $4.1 million during 2022 as compared to 2021 and SG&A expenses as a percentage of sales improved by 550 basis points. The decrease in SG&A expenses was mainly due to lower employee-related costs.
Heat Transfer Systems—Results of Operations for the Years Ended December 31, 2021 and 2020

	Year Ended December 31,		2021 vs. 2020
	2021	2020	Variance ($)	Variance (%)
Sales	$262.7	$369.8	$(107.1)	(29.0)%
Gross Profit	35.6	93.7	(58.1)	(62.0)%
Gross Profit Margin	13.6%	25.3%
SG&A Expenses	$28.1	$36.6	$(8.5)	(23.2)%
SG&A Expenses (% of Sales)	10.7%	9.9%
Operating Income	$(12.3)	$11.2	$(23.5)	(209.8)%
Operating Margin	(4.7)%	3.0%
Heat Transfer Systems segment sales decreased by $107.1 million during 2021 as compared to 2020. During 2021, we recognized $20.1 million in sales relative to Calcasieu Pass as compared to $97.7 million in 2020. The decrease was driven by industry-wide softness in demand for midstream and upstream compression equipment.
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

Specialty Products—Results of Operations for the Years Ended December 31, 2022 and 2021

	Year Ended December 31,		2022 vs. 2021
	2022	2021	Variance ($)	Variance (%)
Sales	$448.3	$432.9	$15.4	3.6%
Gross Profit	138.6	145.5	(6.9)	(4.7)%
Gross Profit Margin	30.9%	33.6%
SG&A Expenses	$55.6	$43.3	$12.3	28.4%
SG&A Expenses (% of Sales)	12.4%	10.0%
Operating Income	$72.9	$94.1	$(21.2)	(22.5)%
Operating Margin	16.3%	21.7%
Specialty Products segment sales increased by $15.4 million during 2022 as compared to 2021 to a record $448.3 million. Similar to the comments previously mentioned in the results of operations section, the increase in Specialty Products sales was primarily driven by favorable sales in hydrogen and helium applications, water treatment, space applications, food & beverage applications and carbon capture. The sales increase was almost fully offset by a 79.2% decline in HLNG vehicle tank sales driven by higher natural gas prices and our customers’ availability of semiconductors due to macroeconomic conditions.
Specialty Products segment gross profit decreased by $6.9 million during 2022 as compared to 2021, and gross profit margin decreased by 270 basis points largely due to stronger HLNG vehicle tank sales in 2021 as compared to 2022. The decrease in gross profit and the related margin was mainly driven by overall product and project volume mix.
Specialty Products segment SG&A expenses increased by $12.3 million during 2022 as compared to 2021 primarily driven by ramp up in the business and acquisition additions.
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
Specialty Products segment sales increased by $190.3 million ($126.6 million organically) during 2021 as compared to 2020 to $432.9 million. The increase in Specialty Products sales was primarily driven by favorable sales in hydrogen and helium applications, HLNG vehicle tanks, water treatment and food & beverage applications, each of which had double digit growth during 2021 as compared to 2020. This increase was bolstered by inorganic additions during 2021. The increase in sales for water treatment equipment sales primarily related to our acquisitions of BlueInGreen, LLC and AdEdge.
Specialty Products segment gross profit increased by $61.2 million ($38.9 million organically) during 2021 as compared to 2020 primarily due to higher volume while gross profit margin decreased by 110 basis points. The decrease in gross profit margin was mainly driven by higher material prices and higher labor costs due to macroeconomic conditions.
Specialty Products segment SG&A expenses increased by $21.1 million ($13.0 million organically) during 2021 as compared to 2020 primarily driven by ramp up in the business. Furthermore, Specialty Products segment SG&A expenses included $1.1 million relative to acquisition-related contingent consideration adjustments recognized during 2021.

Repair, Service & Leasing—Results of Operations for the Years Ended December 31, 2022 and 2021

	Year Ended December 31,		2022 vs. 2021
	2022	2021	Variance ($)	Variance (%)
Sales	$209.6	$187.0	$22.6	12.1%
Gross Profit	79.5	49.6	29.9	60.3%
Gross Profit Margin	37.9%	26.5%
SG&A Expenses	$15.2	$17.8	$(2.6)	(14.6)%
SG&A Expenses (% of Sales)	7.3%	9.5%
Operating Income	$51.0	$23.3	$27.7	118.9%
Operating Margin	24.3%	12.5%
Repair, Service & Leasing segment sales increased by $22.6 million during 2022 as compared to 2021 to a record $209.6 million. Similar to the comments previously mentioned in the results of operations section, the increase was mainly driven by favorable sales in parts, repairs, and services, aftermarket fans, aftermarket air cooled heat exchangers and in our lifecycle business.
Repair, Service & Leasing segment gross profit increased by $29.9 million during 2022 as compared to 2021 to a record $79.5 million, and gross profit margin increased by 1,140 basis points to a record 37.9%. The increase in gross profit and the related margin was driven by more high margin, short-lead time replacement equipment sales during 2022 as compared to 2021. Furthermore, during 2021 we incurred unfavorable material costs relative to our leasing business which we did not incur during 2022.
Repair, Service & Leasing segment SG&A expenses decreased by $2.6 million during 2022 as compared to 2021. SG&A expenses as a percentage of sales improved by 220 basis points as a result of large aftermarket sales without incremental SG&A.
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
Repair, Service & Leasing segment SG&A expenses increased by $2.5 million during 2021 as compared to 2020. L.A. Turbine SG&A expenses of $2.4 million are included in Repair, Service & Leasing segment results since the July 1, 2021 acquisition date. Excluding L.A. Turbine, SG&A expenses remained relatively flat between years.
Corporate
Corporate SG&A expenses increased by $8.4 million during 2022 as compared to 2021 mainly due to higher employee-related costs. Corporate SG&A expenses increased by $7.1 million during 2021 as compared to 2020 mainly due to higher share-based compensation expense, information technology costs and legal fees partially offset by lower employee-related costs.
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, that we have not recognized as revenue and excludes unexercised contract options and potential orders. Our backlog as of December 31, 2022, 2021 and 2020 was $2,338.1 million, $1,190.1 million and $810.0 million, respectively.
The tables below represent orders received and backlog by segment for the periods indicated (dollar amounts in millions):

	Year Ended December 31,
	2022	2021	2020
Orders
Cryo Tank Solutions	$508.4	$555.4	$417.5
Heat Transfer Systems	1,417.6	312.0	331.1
Specialty Products	665.5	648.6	279.2
Repair, Service & Leasing	218.9	180.6	196.8
Intersegment eliminations	(30.5)	(20.5)	(14.5)
Consolidated	$2,779.9	$1,676.1	$1,210.1

	As of December 31,
	2022	2021	2020
Backlog
Cryo Tank Solutions	$371.0	$346.8	$222.6
Heat Transfer Systems	1,300.1	370.4	329.2
Specialty Products	645.9	438.2	199.7
Repair, Service & Leasing	57.0	56.5	63.1
Intersegment eliminations	(35.9)	(21.8)	(4.6)
Consolidated	$2,338.1	$1,190.1	$810.0

Orders and Backlog for the Year Ended and As of December 31, 2022 Compared to the Year Ended and As of December 31, 2021
Cryo Tank Solutions segment orders for 2022 were $508.4 million, as compared to $555.4 million for 2021, a decrease of $47.0 million. This decrease was driven by lower order intake for mobile equipment and storage equipment due to timing shifts of customer orders. Cryo Tank Solutions segment backlog totaled $371.0 million as of December 31, 2022, a record high, compared to $346.8 million as of December 31, 2021, an increase of $24.2 million.
Heat Transfer Systems segment orders for 2022 were a record $1,417.6 million compared to $312.0 million for 2021, an increase of $1,105.6 million mainly driven by higher order intake for LNG including big and small-scale LNG, as well as floating LNG. Heat Transfer Systems segment backlog totaled a record $1,300.1 million as of December 31, 2022 compared to $370.4 million as of December 31, 2021, an increase of $929.7 million.
Specialty Products segment orders for 2022 were a record $665.5 million compared to $648.6 million for 2021, an increase of $16.9 million. Comparatively, during 2022 we recorded hydrogen and helium orders of $300.1 million that included four liquefaction orders totaling $194.4 million whereas during 2021 we recorded hydrogen and helium orders of $282.1 million that included four liquefaction orders totaling approximately $150.0 million. The increase in orders was also attributed to an increase in space, water treatment, carbon capture and other specialty applications partially offset by lower order intake for HLNG vehicle tanks driven by higher natural gas prices and our customers’ availability of semiconductors due to macroeconomic conditions. Specialty Products segment backlog totaled a record $645.9 million as of December 31, 2022, compared to $438.2 million as of December 31, 2021, an increase of $207.7 million.
Repair, Service & Leasing segment orders for 2022 were a record $218.9 million compared to $180.6 million in 2021, an increase of $38.3 million. The increase was primarily driven by higher order intake within lifecycle services, aftermarket fans and our leasing business. Repair, Service & Leasing segment backlog totaled $57.0 million as of December 31, 2022, compared to $56.5 million as of December 31, 2021, an increase of $0.5 million.
Orders and Backlog for the Year Ended and As of December 31, 2021 Compared to the Year Ended and As of December 31, 2020
Cryo Tank Solutions segment orders for 2021 were $555.4 million, as compared to $417.5 million for 2020, an increase of $137.9 million. This increase was driven by favorable order intake for standard tanks and mobile equipment as a result of higher pre-order activity, especially in the second quarter of 2021, as customers anticipated higher prices in future periods. Cryo Tank Solutions segment backlog totaled $346.8 million as of December 31, 2021, compared to $222.6 million as of December 31, 2020, an increase of $124.2 million.
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
Specialty Products segment orders for 2021 were $648.6 million ($494.0 million organically) compared to $279.2 million ($277.0 million organically) for 2020, an increase of $369.4 million ($217.0 million organically). This increase was mainly driven by strong orders in hydrogen and helium (liquefaction, distribution and storage), HLNG vehicle tanks, LNG regasification, laser applications and food & beverage applications. During 2021, we recorded four hydrogen/helium liquefaction orders totaling approximately $150 million, covering three different geographies and three different customers. The increase in orders was also attributed to an increase in food & beverage applications and favorable water treatment equipment solutions primarily related to our recent acquisitions of BlueInGreen, LLC and AdEdge. Specialty Products segment backlog totaled $438.2 million ($320.4 million organically) as of December 31, 2021, compared to $199.7 million ($191.5 million organically) as of December 31, 2020, an increase of $238.5 million ($128.9 million organically).
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
Liquidity and Capital Resources
In connection with the funding of the proposed Howden acquisition, we entered into a revised and expanded senior secured revolving credit facility and issued new senior secured notes due 2030 and senior unsecured notes due 2031. A description of these and our other debt instruments and related covenants are described in Note 10, “Debt and Credit Arrangements,” of our consolidated financial statements included under Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.
Sources and Uses of Cash
Our cash and cash equivalents totaled $2,605.3 million, which includes $1,941.7 million of restricted cash as of December 31, 2022, an increase of $2,482.9 million from the balance at December 31, 2021. Our foreign subsidiaries held cash of approximately $66.7 million and $91.2 million at December 31, 2022 and 2021, respectively, to meet their liquidity needs. No material restrictions exist to accessing cash held by our foreign subsidiaries. We expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. Cash equivalents are primarily invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations, and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization, and in the case of cash equivalents in China, obligations of local banks. We believe that our existing cash and cash equivalents, funds available under our senior secured revolving credit facility due October 2026 or other financing alternatives, and cash provided by operations will be sufficient to meet our normal working capital needs, capital expenditures and investments for the foreseeable future.
Years Ended December 31, 2022 and 2021
Cash provided by operating activities during 2022 was $80.8 million, an increase of $102.1 million from 2021, primarily due to an increase in operating cash provided by working capital, particularly within accounts payable and inventory.

Cash used in investing activities during 2022 was $101.6 million, as compared to cash used in investing activities of $361.2 million during 2021. During 2022, we paid $74.2 million for capital expenditures. We also used $25.8 million of cash for the acquisitions of Fronti Fabrications, Inc., CSC Cryogenic Service Center AB, 100% of a joint venture in AdEdge India and a final net working capital adjustment related to our 2021 acquisition of AdEdge. We used $9.9 million for investments in Hy24, Gold Hydrogen LLC and Avina Clean Hydrogen Inc., partially offset by $9.4 million cash received from settlements of our April 1, June 7 and July 8, 2022 cross-currency swaps. See below for discussion regarding the composition of cash provided by investing activities during 2021.
Cash provided by financing activities during 2022 was $2,504.2 million compared to cash provided by financing activities of $381.9 million during 2021. During 2022, we borrowed $2,575.3 million on credit facilities, primarily related to senior secured notes due 2030, senior unsecured notes due 2031 and our senior secured revolving credit facility and repaid $1,128.2 million in borrowings on credit facilities using proceeds from equity offerings related to the pending Howden acquisition to pay down a portion of our senior secured revolving credit facility. Also during 2022, we received $675.1 million net proceeds from the issuance of common stock and $388.1 million net proceeds from the issuance of preferred stock, both related to the pending Howden acquisition. See below for discussion regarding the composition of cash provided by financing activities during 2021.
Years Ended December 31, 2021 and 2020
Cash used in operating activities during 2021 was $21.3 million, a decrease of $194.0 million from 2020, primarily due to a decrease in operating cash provided by working capital, particularly within inventory, accounts receivable and unbilled contract revenue during 2021. Due to widespread supply chain and cost challenges, cash used for inventory was primarily driven by cost and availability of raw materials to ensure that we had sufficient stock to meet demand. We continually evaluate our supply chain and make strategic inventory purchases as appropriate.
Cash used in investing activities during 2021 was $361.2 million, as compared to cash provided by investing activities of $185.0 million during 2020, which includes $316.7 million in cash provided by investing activities of discontinued operations primarily related to net cash proceeds of $317.5 million from the sale of our cryobiological products business in 2020. During 2021, we used $205.1 million of cash for the acquisitions of Cryogenic Gas Technologies, Inc., L.A. Turbine, AdEdge and Earthly Labs, net of cash acquired. We used $103.9 million for investments in Svante Inc., Transform Materials LLC, Cryomotive GmbH, Earthly Labs and an additional investment in HTEC Hydrogen Technology & Energy Corporation (“HTEC”). We also paid $52.7 million for capital expenditures. During 2020, we used $51.9 million of cash primarily for the acquisitions of Sustainable Energy Solutions, Inc. ($20.0 million) BlueInGreen, LLC ($20.0 million) and Alabama Trailers ($10.0 million), $50.8 million in investments in HTEC and McPhy (Euronext Paris: MCPHY – ISIN; FR0011742329) and paid $37.9 million for capital expenditures.
Cash provided by financing activities during 2021 was $381.9 million compared to cash used in financing activities of $363.4 million during 2020. During 2021, we borrowed $1,361.1 million on credit facilities and repaid $873.6 million in borrowings on credit facilities primarily to fund the acquisitions and investments described in the paragraph above. Furthermore, during the fourth quarter of 2021, we refinanced our senior secured revolving credit facility which resulted in additional sources of cash of $482.0 million in U.S. dollar borrowings and 78 million euros (equivalent to $90.5 million) in euro borrowings. These sources of cash repaid principal and interest outstanding under our senior secured revolving credit facility prior to the amendment ($478.7 million in U.S. dollar borrowings and 78 million euros (equivalent to $90.5 million) in euro borrowings) plus upfront debt issuance costs. Total debt issuance costs paid during 2021 were $3.0 million. Also during 2021, we received $6.9 million in proceeds from stock option exercises and paid $6.4 million for common stock repurchases from share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards. During 2020, we borrowed $215.0 million on credit facilities and repaid $223.1 million in borrowings on credit facilities. We repaid $344.1 million in borrowings on our term loan due June 2024 mainly with proceeds from the divestiture of our cryobiological products business. We used $19.3 million to repurchase shares of Chart common stock related to our share purchase program during 2020 (on March 11, 2021, the share repurchase program expired with no further repurchases). We also received $11.0 million in proceeds from stock option exercises during 2020.
Cash Requirements
We do not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2023 relating to our existing business. Management anticipates we will be able to satisfy cash requirements for our ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities. We expect capital expenditures for 2023 to be in the range of $60.0 million to $65.0 million.

Contractual Obligations
Our known contractual obligations as of December 31, 2022 and cash requirements resulting from those obligations are as follows (dollar amounts in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Gross debt (1)	$2,333.3	$—	$258.8	$104.5	$1,970.0
Contractual coupon interest, convertible notes due November 2024	5.2	2.6	2.6	—	—
Contractual coupon interest, 7.500% senior secured notes due 2030	766.6	54.8	219.0	219.0	273.8
Contractual coupon interest, 9.500% senior unsecured notes due 2031	387.6	24.2	96.9	96.9	169.6
Operating leases	21.8	6.6	11.0	3.5	0.7
Purchase obligations	8.3	8.3	—	—	—
Total contractual cash obligations	$3,522.8	$96.5	$588.3	$423.9	$2,414.1
 _______________
(1)The $258.8 principal balance of the 2024 Notes will mature on November 15, 2024, yet the carrying amount of the 2024 Notes is treated as current for financial statement reporting purposes. The $104.5 principal balance on the senior secured revolving credit facility will mature on October 19, 2026. The $1,460.0 senior secured notes are due January 1, 2030, and the $510.0 senior unsecured notes are due January 1, 2031 (together, the “Notes”).
Not included in the table above is a 49.1 million euros investment commitment for the Clean H2 Infra Fund as mentioned in Note 6, “Investments.” Funding is required when the fund manager issues a capital call, which shall not exceed 30% of our capital commitment in any rolling 12-month period. Also not included in the table above are contingent consideration arrangements from prior acquisitions with a potential payout range of $0.0 million to $31.0 million.
Howden Acquisition: As previously discussed, in November 2022, we signed a definitive agreement to acquire Howden. We expect to finance the cash portion of the estimated $4.4 billion purchase price with a combination of debt including a senior secured term loan facility, proceeds from the Notes and cash and restricted cash on our balance sheet. For further discussion, refer to Note 10, “Debt and Credit Arrangements,” of our consolidated financial statements included under Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.
Our commercial commitments as of December 31, 2022, which include standby letters of credit and bank guarantees, represent potential cash requirements resulting from contingent events that require performance by us or our subsidiaries pursuant to funding commitments, and are as follows (dollar amounts in millions):

	Total	Expiring in 2023	Expiring in 2024 and beyond
Standby letters of credit	$89.1	$11.4	$77.7
Bank guarantees	45.7	28.2	17.5
Total commercial commitments	$134.8	$39.6	$95.2
Inventories, net
Our inventories, net, balance was $357.9 million at December 31, 2022 compared to $321.5 million at December 31, 2021, representing an increase of $36.4 million (11.3%). This increase was primarily driven by growth in the business.
Accrued Income Taxes
Our accrued income taxes balance was $3.5 million at December 31, 2022 compared to $16.1 million at December 31, 2021, representing a decrease of $12.6 million (78.3)%. This decrease was primarily driven by tax payments made during 2022.
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
Foreign Operations
During 2022, we had operations in Asia, Australia, India, Europe, and South America, which accounted for approximately 42% of consolidated sales and 27% of total assets at December 31, 2022. Functional currencies used by these operations include the U.S. dollar, Chinese yuan, the euro, the British pound, the Japanese yen and the Indian rupee. We are exposed to foreign currency exchange risk as a result of transactions by these subsidiaries in currencies other than their functional currencies, and from transactions by our domestic operations in currencies other than the U.S. dollar. The majority of these functional currencies and the other currencies in which we record transactions are fairly stable, although we experienced variability in the current year as more fully discussed in Item 7A. The use of these currencies, combined with the use of foreign currency forward purchase and sale contracts, has enabled us to be sheltered from significant gains or losses resulting from foreign currency transactions. This situation could change if these currencies experience significant fluctuations or the volume of forward contracts changes.
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
As of October 1, 2022 and 2021 (“annual assessment dates”) we elected to bypass the Step 0 test and based on our Step 1 test, we determined that the fair value of each of our reporting units was greater than its respective carrying value at each annual assessment date and, therefore, no further action was necessary. Furthermore, as of the annual assessment dates, we also elected to bypass the qualitative assessment for indefinite-lived intangible assets with the exception of our recently acquired trade names as of October 1, 2022 which includes Earthly Labs and Fronti Fabrications, Inc (together, the “recently acquired trade names”). Based on our qualitative assessment of the recently acquired trade names, we determined that it is not “more likely than not” that the fair value of each of the recently acquired trade names is less than its respective carrying amount. With one exception as discussed in the next paragraph, based on our quantitative assessments of all other trade names, we determined that the fair value of each of the indefinite-lived intangible assets was greater than its respective carrying value at each annual assessment date and, therefore, no further action was necessary.
During 2020, in connection with the annual impairment process described above, Chart, with the assistance of an outside professional accounting firm, performed an impairment analysis with respect to our AXC Intangible Asset. As a result, we recorded an impairment loss of $16.0 million during 2020 relative to our AXC Intangible Asset in our Heat Transfer Systems segment.
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
For brazed aluminum heat exchangers, air cooled heat exchangers, cold boxes, liquefied natural gas fueling stations, engineered tanks, repair services, hydrogen solutions, water treatment systems and carbon capture systems, contracts contain language that transfers control to the customer over time. For these contracts, revenue is recognized as we satisfy the performance obligations by an allocation of the transaction price to the accounting period computed using input methods such as costs incurred. Selecting the method used to measure progress towards completion for our contracts requires judgment and is based on the nature of the products to be provided. Accounting for contracts using the costs incurred input method requires management judgment relative to assessing risks and their impact on the estimates of revenue and costs. Certain factors can impact these estimates including, but not limited to, the potential for incentives or penalties on performance, schedule delays, labor productivity, the complexity of work performed and the cost and availability of materials. Revisions to estimated cost to complete a project that result from inefficiencies in our performance that were not expected in the pricing of the contract are expensed in the period in which these inefficiencies become known. Contract modifications can change a contract’s scope, price, or both. Approved contract modifications are accounted for as either a separate contract or as part of the existing contract depending on the nature of the modification which is subject to management’s judgment.
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
Forward-Looking Statements
We are making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Annual Report includes “forward-looking statements.” These forward-looking statements include statements relating to our business, including statements regarding completed and pending acquisitions and investments and related accretion or statements with respect to the use of proceeds or redeployment of capital from recent or planned divestitures, as well statements regarding revenues, cost synergies and efficiency savings, objectives, future orders, margins, segment sales mix, earnings or performance, liquidity and cash flow, inventory levels, capital expenditures, supply chain challenges, inflationary pressures including materials costs and pricing increases, business trends, clean energy market opportunities including addressable market and projected industry-wide investments, carbon and GHG emission targets, governmental initiatives, including executive orders and other information that is not historical in nature. In some cases, forward-looking statements may be identified by terminology such as “may,” “will”, “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “outlook,” “guidance,” “target,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, orders, results of operations, projected revenues, margins, capital expenditures, industry and business, trends, clean energy and other new market or expansion opportunities, cost synergies and savings objectives, and government initiatives among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements.
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
Interest Rate Risk: Our primary interest rate risk exposure results from various floating rate pricing mechanisms contained in our senior secured revolving credit facility due October 2026. If interest rates were to increase 100 basis points (1 percent) from the weighted-average interest rate of 3.4% at December 31, 2022, and assuming no changes in the $104.5 million of borrowings outstanding under the senior secured revolving credit facility due October 2026 at December 31, 2022, our additional annual expense would be approximately $1.0 million on a pre-tax basis.
Foreign Currency Exchange Rate Risk: We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations in the normal course of business, which can impact our financial position, results of operations, cash flow, and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive loss as reported in the consolidated statements of comprehensive income. Translation exposure is primarily with the euro, the Czech koruna, the Chinese yuan and the Indian rupee. During 2022, the Czech koruna, euro, Chinese yuan and the Indian rupee increased in relation to the U.S. dollar by less than 15%. At December 31, 2022, a hypothetical further 10% strengthening of the U.S. dollar would not materially affect our financial statements.
EUR Revolver Borrowings: Assuming no changes in the 98.0 million euros in EUR Revolver Borrowings outstanding under the senior secured revolving credit facility due October 2026 and an additional 100 basis points (1 percent) strengthening in the U.S dollar in relation to the euro as of the beginning of 2022, during the year ended December 31, 2022, our additional unrealized foreign currency gain would be approximately $1.1 million on a pre-tax basis.
Transaction Gains and Losses: Chart’s primary transaction exchange rate exposures are with the euro, the Chinese yuan, the Czech koruna, the Indian rupee, the Australian dollar, the British pound, the Canadian dollar and the Japanese yen. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of income as a component of foreign currency (gain) loss.
Derivative Instruments: We enter into foreign exchange forward contracts to hedge anticipated and firmly committed foreign currency transactions. We do not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one year or less. At December 31, 2022, a hypothetical 10% weakening of the U.S. dollar would not materially affect our outstanding foreign exchange forward contracts. We enter into a combination of cross-currency swaps and foreign exchange collars as a net investment hedge of our investments in certain international subsidiaries that use the euro as their functional currency in order to reduce the volatility caused by changes in exchange rates. As disclosed in Note 10, “Debt and Credit Arrangements,” we purchased an out-of-the-money protective call while writing a put option with a strike price at which the premium received is equal to the premium of the protective call purchased, which involved no initial capital outlay. The call was structured with a strike price higher than our cost basis in such investments, thereby limiting any foreign exchange losses to approximately $11.4 million on a pre-tax basis.
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
Item 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2022, an evaluation was performed under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls” means disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to our management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable level of assurance.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2022 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”).
We did not include an evaluation of the internal control over financial reporting of Fronti Fabrications, Inc. or CSC Cryogenic Service Center AB, which were acquired during 2022 and which, combined, constituted $26.5 million and $23.9 million of total and net assets, respectively, as of December 31, 2022, and $2.0 million and $0.2 million of sales and operating loss, respectively, for the year then ended.
Based on our assessment of internal control over financial reporting, management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, and is included in this Annual Report on Form 10-K on page F-4 under the caption “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None

PART III

Item 10.Directors, Executive Officers and Corporate Governance
Information required by this item as to the Directors of the Company appearing under the caption “Election of Directors” in our 2023 Proxy Statement is incorporated herein by reference. Information required by this item as to the Executive Officers of the Company is included as Item 4A of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 is set forth in the 2023 Proxy Statement under the heading “Delinquent section 16(a) Reports,” which information is incorporated herein by reference. Information required by Items 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is set forth in the 2023 Proxy Statement under the headings “Information Regarding Meetings and Committees of the Board of Directors,” “Code of Ethical Business Conduct and Officer Code of Ethics” and “Stockholder Communications with the Board,” which information is incorporated herein by reference.
The Charters of the Audit Committee, Compensation Committee and Nominations and Corporate Governance Committee and the Corporate Governance Guidelines, Officer Code of Ethics and Code of Ethical Business Conduct are available free of charge on our website at www.chartindustries.com and in print to any stockholder who requests a copy. Requests for copies should be directed to Secretary, Chart Industries, Inc., 2200 Airport Industrial Drive, Suite 100, Ball Ground, Georgia 30107. We intend to disclose any amendments to the Code of Ethical Business Conduct or Officer Code of Ethics and any waiver of the Code of Ethical Business Conduct or Officer Code of Ethics granted to any Director or Executive Officer of the Company on our website.
Set forth below is a list of the members of our Board of Directors as of February 24, 2023:

Directors
SINGLETON B. MCALLISTER (2)
Chairman of the Board
Of Counsel and Senior Advisor
Husch Blackwell LLP
Law firm

JILLIAN C. EVANKO
President, Chief Executive Officer and Director
Chart Industries, Inc.

PAULA M. HARRIS (1) (3)
Senior Vice President of Community Affairs and Foundation Executive Director
Houston Astros
Major league baseball club

LINDA A. HARTY (1) (2)
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
(2)Nominations and Corporate Governance Committee
(3)Audit Committee
Item 11.Executive Compensation
The information required by Item 402 of Regulation S-K is set forth in the 2023 Proxy Statement under the heading “Executive and Director Compensation,” which information is incorporated herein by reference. The information required by Items 407(e)(4) and 407(e)(5) of Regulation S-K is set forth in the 2023 Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” respectively, which information is incorporated herein by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is set forth in the 2023 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.
Item 13.Certain Relationships, Related Transactions, and Director Independence
The information required by this item is set forth in the 2023 Proxy Statement under the headings “Related Party Transactions” and “Director Independence,” which information is incorporated herein by reference.
Item 14.Principal Accounting Fees and Services
The information required by this item is set forth in the 2023 Proxy Statement under the heading “Principal Accounting Fees and Services,” which information is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this 2022 Annual Report on Form 10-K:
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
    Consolidated Statements of Cash Flows
    Consolidated Statements of Equity
    Notes to Consolidated Financial Statements
2.  Financial Statement Schedules.  The following additional information should be read in conjunction with the consolidated financial statements:
    Schedule II Valuation and Qualifying Accounts for the Years Ended December 31, 2022, 2021 and 2020
    All other financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.
3.  Exhibits.  See the Index to Exhibits at page E-1 of this Annual Report on Form 10-K.
Item 16.    Form 10–K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15/(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chart Industries, Inc.

By:	/s/ Jillian C. Evanko
Jillian C. Evanko Chief Executive Officer and President (Principal Executive Officer)
Date: February 24, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:

/s/ Singleton B. McAllister	Chairman of the Board, Director
Singleton B. McAllister

/s/ Jillian C. Evanko	Chief Executive Officer, President and a Director (Principal Executive Officer)
Jillian C. Evanko

/s/ Joseph R. Brinkman	Vice President and Chief Financial Officer (Principal Financial Officer)
Joseph R. Brinkman

/s/ Paula M. Harris	Director
Paula M. Harris

/s/ Linda A. Harty	Director
Linda A. Harty

/s/ Michael L. Molinini	Director
Michael L. Molinini

/s/ David M. Sagehorn	Director
David M. Sagehorn

/s/ Roger A. Strauch	Director
Roger A. Strauch
Date: February 24, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Chart Industries, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Chart Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
Adoption of New Accounting Standard
As discussed in Note 2 to the financial statements, the Company has changed its method for accounting for convertible instruments as a result of the adoption of Accounting Standards Update (ASU) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entities Own Equity (Subtopic 815-40) effective January 1, 2021 using the modified retrospective transition approach.
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
Revenue—Contracts Recognized Over Time—Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
As of December 31, 2022, net sales were $1,612.4 million, of which $831.3 million was recognized over time. For contracts that contain language that transfers control to the customer over time, revenue is recognized as the Company satisfies the performance obligations by an allocation of the transaction price to the accounting period computed using input methods such as costs incurred.

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
Goodwill — Refer to Notes 2 and 9 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value annually in the fourth quarter or whenever events or changes in circumstances indicate that an evaluation should be completed. The Company determines the fair value of its reporting units using the income and market approaches. The determination of the fair value using the income approach requires management to make significant estimates and assumptions related to forecasts of future cash flows and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to pricing multiples derived from similar companies. Changes to the assumptions and estimates may result in a significantly different estimate of the fair value of the reporting units, which could result in a different assessment of the recoverability of goodwill. The goodwill balance was $977.3 million as of October 1, 2022 (the annual impairment testing date), of which $71.1 million, $426.1 million, $301.8 million, and $178.3 million was allocated to the Cryo Tank Solutions, Heat Transfer Systems, Specialty Products, and Repair, Service & Leasing reporting units, respectively. The fair values of Cryo Tank Solutions, Heat Transfer Systems, Specialty Products, and Repair, Service & Leasing reporting units exceeded their carrying values as of the measurement date and, therefore, no impairment was recognized.
We identified goodwill for Repair, Service & Leasing as a critical audit matter because of the significant estimates and assumptions management makes to estimate the fair value of the reporting unit, the sensitivity of the valuation to changes in the assumptions, specifically related to the discount rate used in the income approach and the selection of pricing multiples for similar companies used in the market approach. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of these assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the selection of pricing multiples and discount rate included the following, among others:
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
Indefinite-Lived Intangible Assets — Refer to Notes 2 and 9 to the financial statements
Critical Audit Matter Description
The Company has trademarks and trade names that are indefinite-lived intangible assets. As of October 1, 2022 (the annual impairment testing date), the carrying value of the trademarks and trade names was $154.5 million. Management estimates the fair value of the trademarks and trade names annually in the fourth quarter or whenever events or changes in circumstances indicate that an evaluation should be completed, using a relief from royalty method, which is a specific discounted cash flow method. The determination of the fair value requires management to make significant estimates and assumptions related to forecasts of future revenues and discount rates to estimate the royalty savings. Changes in these assumptions could have a significant impact on the fair value of trademarks and trade names and a significant change in fair value could cause a significant impairment.
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
February 24, 2023
We have served as the Company's auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Chart Industries, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Chart Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at CSC Cryogenic Service Center AB, which was acquired on May 16, 2022 and Fronti Fabrications, Inc., which was acquired on May 31, 2022, and whose combined financial statements constitute $26.5 million and $23.9 million of total and net assets, respectively, as of December 31, 2022, and $2.0 million and $0.2 million of sales and operating loss, respectively, for the year then ended. Accordingly, our audit did not include the internal control over financial reporting at CSC Cryogenic Service Center AB and Fronti Fabrications, Inc.
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
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 24, 2023

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$663.6	$122.2
Restricted cash	1,941.7	0.2
Accounts receivable, less allowances of $4.5 and $6.0, respectively	278.4	236.3
Inventories, net	357.9	321.5
Unbilled contract revenue	133.7	93.5
Prepaid expenses	37.5	20.9
Insurance receivable	234.4	—
Other current assets	43.7	58.9
Total Current Assets	3,690.9	853.5
Property, plant and equipment, net	430.0	416.0
Goodwill	992.0	994.6
Identifiable intangible assets, net	535.3	556.1
Equity method investments	93.0	99.6
Investments in equity securities	96.5	77.8
Other assets	64.2	46.2
TOTAL ASSETS	$5,901.9	$3,043.8
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$211.1	$175.9
Customer advances and billings in excess of contract revenue	170.6	148.5
Accrued salaries, wages and benefits	31.5	27.1
Accrued income taxes	3.5	16.1
Current portion of warranty reserve	4.1	9.7
Current convertible notes	256.9	255.9
Operating lease liabilities, current	5.4	5.8
Accrued legal settlement	305.6	—
Other current liabilities	92.9	54.9
Total Current Liabilities	1,081.6	693.9
Long-term debt	2,039.8	600.8
Long-term deferred tax liabilities	46.1	59.8
Accrued pension liabilities	0.9	1.6
Operating lease liabilities, non-current	15.6	21.4
Other long-term liabilities	33.6	41.1
Total Liabilities	3,217.6	1,418.6

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	December 31,
	2022	2021

Equity
Preferred stock, par value $0.01 per share, $1,000 aggregate liquidation preference — 10,000,000 shares authorized, 402,500 and 0 shares issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Common stock, par value $0.01 per share — 150,000,000 shares authorized, 42,563,032 and 36,548,330 shares issued and outstanding at December 31, 2022 and 2021, respectively	0.4	0.4
Additional paid-in capital	1,850.2	779.0
Treasury Stock; 760,782 shares at both December 31, 2022 and 2021	(19.3)	(19.3)
Retained earnings	902.2	878.2
Accumulated other comprehensive loss	(58.0)	(21.7)
Total Chart Industries, Inc. Shareholders’ Equity	2,675.5	1,616.6
Noncontrolling interests	8.8	8.6
Total Equity	2,684.3	1,625.2
TOTAL LIABILITIES AND EQUITY	$5,901.9	$3,043.8
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in millions, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Sales	$1,612.4	$1,317.7	$1,177.1
Cost of sales	1,205.0	993.5	845.0
Gross profit	407.4	324.2	332.1
Selling, general and administrative expenses	214.5	196.8	178.2
Amortization expense	41.4	38.9	45.7
Asset impairments	—	—	16.0
Operating expenses	255.9	235.7	239.9
Operating income	151.5	88.5	92.2
Acquisition related finance fees	37.0	—	—
Interest expense, net	28.8	10.7	17.7
Financing costs amortization	2.9	8.3	4.3
Unrealized gain on investment in equity securities	(13.1)	(3.2)	(13.1)
Realized gain on equity method investment	(0.3)	—	—
Realized gain on investment in equity securities	—	(2.6)	—
Foreign currency (gain) loss	(0.8)	0.9	0.9
Gain on bargain purchase	—	—	(5.0)
Other (income) expense, net	(1.9)	0.3	2.2
Income from continuing operations before income taxes and equity in earnings of unconsolidated affiliates, net	98.9	74.1	85.2
Income tax expense (benefit):
Current	17.6	21.4	13.9
Deferred	(1.7)	(7.9)	1.0
Income tax expense, net	15.9	13.5	14.9
Income from continuing operations before equity in earnings of unconsolidated affiliates, net	83.0	60.6	70.3
Equity in (loss) earnings of unconsolidated affiliates, net	(0.4)	0.3	—
Net income from continuing operations	82.6	60.9	70.3
(Loss) income from discontinued operations, net of tax	(57.6)	—	239.2
Net income	25.0	60.9	309.5
Less: Income attributable to noncontrolling interests of continuing operations, net of taxes	1.0	1.8	1.4
Net income attributable to Chart Industries, Inc.	$24.0	$59.1	$308.1

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in millions, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Amounts attributable to Chart common stockholders
Income from continuing operations	$81.6	$59.1	$68.9
Less: Mandatory convertible preferred stock dividend requirement	1.4	—	—
Income from continuing operations attributable to Chart	80.2	59.1	68.9
(Loss) income from discontinued operations, net of tax	(57.6)	—	239.2
Net income attributable to Chart common stockholders	$22.6	$59.1	$308.1

Basic earnings per common share attributable to Chart Industries, Inc.
Income from continuing operations	$2.21	$1.66	$1.95
(Loss) income from discontinued operations	(1.59)	—	6.76
Net income attributable to Chart Industries, Inc.	$0.62	$1.66	$8.71
Diluted earnings per common share attributable to Chart Industries, Inc.
Income from continuing operations	$1.92	$1.44	$1.89
(Loss) income from discontinued operations	(1.38)	—	6.56
Net income attributable to Chart Industries, Inc.	$0.54	$1.44	$8.45
Weighted-average number of common shares outstanding:
Basic	36.25	35.61	35.38
Diluted	41.80	41.11	36.45
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Year Ended December 31,
	2022	2021	2020
Net income	$25.0	$60.9	$309.5
Other comprehensive (loss) income:
Foreign currency translation adjustments	(35.3)	(29.0)	38.8
Defined benefit pension plan:
Actuarial (loss) gain on remeasurement	(1.7)	5.9	(1.9)
Amortization of net loss	0.5	1.0	1.2
Defined benefit pension plan	(1.2)	6.9	(0.7)
Other comprehensive (loss) income, before tax	(36.5)	(22.1)	38.1
Income tax (expense) benefit related to defined benefit pension plan	0.2	(2.0)	0.2
Other comprehensive (loss) income, net of taxes	(36.3)	(24.1)	38.3
Comprehensive (loss) income	(11.3)	36.8	347.8
Less: Comprehensive income attributable to noncontrolling interests, net of taxes	(1.0)	(1.8)	(1.4)
Comprehensive (loss) income attributable to Chart Industries, Inc.	$(12.3)	$35.0	$346.4
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net income	$25.0	$60.9	$309.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81.9	80.6	85.2
Employee share-based compensation expense	10.6	11.2	8.9
Financing costs amortization	2.9	8.3	4.3
Interest accretion of convertible notes discount	—	—	8.0
Unrealized gain on investment in equity securities	(13.1)	(3.2)	(13.1)
Realized gain on equity method investment	(0.3)	—	—
Realized gain on investment in equity securities	—	(2.6)	—
Unrealized foreign currency transaction (gain) loss	(4.1)	(1.1)	2.3
Equity in loss (earnings) of unconsolidated affiliates, net	0.5	(0.3)	—
Deferred income tax expense (benefit)	(1.7)	(7.9)	1.0
Gain on sale of business	—	—	(249.4)
Asset impairments	—	—	16.0
Gain on bargain purchase	—	—	(5.0)
Other non-cash operating activities	11.3	(4.8)	1.5
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(45.3)	(31.2)	(10.1)
Inventory	(48.7)	(78.1)	(34.9)
Unbilled contract revenue and other assets	(315.4)	(71.2)	(5.0)
Accounts payable and other liabilities (1)	349.3	(10.4)	62.8
Customer advances and billings in excess of contract revenue	27.9	28.5	(9.3)
Net Cash Provided By (Used In) Operating Activities	80.8	(21.3)	172.7
INVESTING ACTIVITIES
Proceeds from sale of businesses	—	—	317.5
Acquisition of businesses, net of cash acquired	(25.8)	(205.1)	(51.9)
Investments	(9.9)	(103.9)	(50.8)
Capital expenditures	(74.2)	(52.7)	(37.9)
Proceeds from sale of assets	—	—	7.9
Cash received from settlement of cross-currency swap agreements	9.4	—	—
Government grants and other	(1.1)	0.5	0.2
Net Cash (Used In) Provided By Investing Activities	(101.6)	(361.2)	185.0

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31,
	2022	2021	2020
FINANCING ACTIVITIES
Borrowings on senior secured and senior unsecured notes	1,940.0	—	—
Borrowings on revolving credit facilities	635.3	1,361.1	215.0
Repayments on revolving credit facilities	(1,128.2)	(873.6)	(223.1)
Repayments on term loan	—	(103.1)	(344.1)
Payments for debt issuance costs	(4.7)	(3.0)	(1.0)
Proceeds from issuance of common stock, net	675.5	—	—
Proceeds from issuance of preferred stock, net	388.4	—	—
Payments for equity issuance costs	(0.7)	—	—
Proceeds from exercise of stock options	2.2	6.9	11.0
Common stock repurchases from share-based compensation plans	(3.6)	(6.4)	(1.9)
Common stock repurchases (2)	—	—	(19.3)
Net Cash Provided By (Used in) Financing Activities	2,504.2	381.9	(363.4)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	(3.1)	11.8
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (3)	2,482.9	(3.7)	6.1
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	122.4	126.1	120.0
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD (4)	$2,605.3	$122.4	$126.1
_______________
(1)Includes $37.0 of acquisition related financing fees for the year ended December 31, 2022.
(2)Includes $19.3 in shares repurchased through our share repurchase program. On March 11, 2021, the share repurchase program expired with no further repurchases. Refer to Note 2, “Significant Accounting Policies” for further information.
(3)Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents represents cash flows of consolidated operations for all periods presented. For cash flows of discontinued operations, refer to Note 3, “Discontinued Operations.”
(4)Includes cash and restricted cash equivalents of $1,941.7 and $0.2 classified within restricted cash on our consolidated balance sheet as of December 31, 2022 and December 31, 2021, respectively. For further information regarding restricted cash and restricted cash equivalents balances, refer to Note 10, “Debt and Credit Arrangements.”
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and shares in millions)

	Common Stock		Preferred Stock
	Shares Outstanding	Amount	Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Shareholders' Equity
Balance at December 31, 2019	35.80	$0.4	—	$—	$762.8	$—	$500.3	$(35.9)	$4.8	$1,232.4
Net income	—	—	—	—	—	—	308.1	—	1.4	309.5
Other comprehensive income	—	—	—	—	—	—	—	38.3	—	38.3
Share-based compensation expense	—	—	—	—	8.9	—	—	—	—	8.9
Common stock issued from share-based compensation plans	0.42	—	—	—	11.0	—	—	—	—	11.0
Common stock repurchases from share-based compensation plans	(0.03)	—	—	—	(1.9)	—	—	—	—	(1.9)
Common stock repurchases (1)	—	—	—	—	—	(19.3)	—	—	—	(19.3)
Other	—	—	—	—	—	—	—	—	0.4	0.4
Balance at December 31, 2020	36.19	0.4	—	—	780.8	(19.3)	808.4	2.4	6.6	1,579.3
Net income	—	—	—	—	—	—	59.1	—	1.8	60.9
Cumulative effect of accounting change (2)	—	—	—	—	(36.9)	—	10.7	—	—	(26.2)
Other comprehensive loss	—	—	—	—	—	—	—	(24.1)	—	(24.1)
Share-based compensation expense	—	—	—	—	11.2	—	—	—	—	11.2
Common stock issued from share-based compensation plans	0.26	—	—	—	6.9	—	—	—	—	6.9
Common stock repurchases from share-based compensation plans	(0.04)	—	—	—	(6.4)	—	—	—	—	(6.4)
Acquisition of Earthly Labs Inc.	0.14	—	—	—	23.4	—	—	—	—	23.4
Other	—	—	—	—	—	—	—	—	0.2	0.2
Balance at December 31, 2021	36.55	0.4	—	—	779.0	(19.3)	878.2	(21.7)	8.6	1,625.2
Net income	—	—	—	—	—	—	24.0	—	1.0	25.0
Other comprehensive loss	—	—	—	—	—	—	—	(36.3)	—	(36.3)
Common stock issuance, net of equity issuance costs	5.92	—	—	—	675.1	—	—	—	—	675.1
Preferred stock issuance, net of equity issuance costs	—	—	0.4	—	388.1	—	—	—	—	388.1
Share-based compensation expense	—	—	—	—	10.6	—	—	—	—	10.6
Common stock issued from share-based compensation plans	0.11	—	—	—	2.2	—	—	—	—	2.2
Common stock repurchases from share-based compensation plans	(0.02)	—	—	—	(3.6)	—	—	—	—	(3.6)
Acquisition of Earthly Labs Inc.	—	—	—	—	(1.2)	—	—	—	—	(1.2)
Other	—	—	—	—	—	—		—	(0.8)	(0.8)
Balance at December 31, 2022	42.56	$0.4	0.4	$—	$1,850.2	$(19.3)	$902.2	$(58.0)	$8.8	$2,684.3

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and shares in millions)

_______________
(1)Includes $19.3 in shares repurchased through our share repurchase program. Refer to Note 2, “Significant Accounting Policies,” for further information.
(2)Refer to Note 2, “Significant Accounting Policies” for discussion regarding cumulative effect of change in accounting principle.
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share amounts)

NOTE 1 — Nature of Operations and Principles of Consolidation
Nature of Operations: We are a leading independent global manufacturer of highly engineered cryogenic equipment servicing multiple applications in the industrial gas and clean energy markets. Our unique product portfolio is used in every phase of the liquid gas supply chain, including upfront engineering, service and repair. Being at the forefront of the clean energy transition, Chart is a leading provider of technology, equipment and services related to liquefied natural gas, hydrogen, biogas, CO2 Capture and water treatment, among other applications. We are committed to excellence in environmental, social and corporate governance (ESG) issues both for our company as well as our customers. With 29 global manufacturing locations from the United States to Asia, India and Europe, we maintain accountability and transparency to our team members, suppliers, customers and communities.
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
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents: We consider all investments with an initial maturity of three months or less when purchased to be cash equivalents. Restricted cash and restricted cash equivalents are included within restricted cash as of December 31, 2022 and December 31, 2021 in the accompanying consolidated balance sheets. For further information regarding restricted cash and restricted cash equivalents balances, refer to Note 10, “Debt and Credit Arrangements.”
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
Equity Method Investments: Investments, including certain of our joint ventures, where Chart has the ability to exercise significant influence over, but does not possess control, are accounted for using the equity method of accounting. Judgment regarding the level of influence over each investment includes considering key factors such as our ownership interest, our representation on the investee’s board of directors and participation in policy-making decisions. We recognize the equity method investee’s proportionate share of the earnings and losses and classify as equity in earnings of unconsolidated affiliates, net in our consolidated statements of income and comprehensive income. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. If a decline in the value of an equity method investment is determined to be other than temporary, an impairment loss is recognized in earnings for the amount by which the carrying amount of the investment exceeds its estimated fair value.
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
Convertible Debt: The $258.8 principal amount of the convertible notes due November 2024 is classified as a current liability in the consolidated balance sheet at December 31, 2022 since the holders of the convertible notes due November 2024 could potentially convert their notes at their option during the three month period subsequent to December 31, 2022. We reassess the convertibility of the 2024 Notes and the related balance sheet classification on a quarterly basis. We amortize debt issuance costs over the term of the 2024 Notes using the effective interest method.
We use the if-converted method to compute diluted earnings per share for our convertible notes due November 2024 such that the denominator includes incremental shares that would be issued upon conversion. Refer to Note 10, “Debt and Credit Arrangements” for further discussion of our convertible notes.
Preferred Stock and Dividends: Preferred stock is evaluated to determine balance sheet classification, and all conversion and redemption features are evaluated for bifurcation treatment. Proceeds received net of issuance costs are recognized on the settlement date. Cash dividends become a liability once declared. Income available to common stockholders is computed by deducting from net income the dividends accumulated and earned during the period on cumulative preferred stock.
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
We enter into a combination of cross-currency swaps and foreign exchange collars as a net investment hedge of our investments in certain international subsidiaries that use the euro as their functional currency in order to reduce the volatility caused by changes in exchange rates. Our cross-currency swaps and foreign exchange collars are measured at fair value and recorded on the consolidated balance sheets within other assets or other long-term liabilities. Changes in fair value are recorded as foreign currency translation adjustments within accumulated other comprehensive loss. See Note 10, “Debt and Credit Arrangements,” for further information regarding the cross-currency swaps and foreign exchange collars.
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
Identifiable finite-lived intangible assets generally consist of customer relationships, unpatented technology, patents and trademarks and trade names and are amortized over their estimated useful lives which generally range from 2 to 15 years. Identifiable indefinite-lived intangible assets generally consist of trademarks and trade names and are subject to impairment testing on at least an annual basis. We estimate the fair value of identifiable intangible assets under income approaches where the fair value models incorporate estimates of future cash flows, estimates of allocations of certain assets and cash flows, estimates of future growth rates, and management’s judgment regarding the applicable discount rates to use to discount such estimates of cash flows. As such, acquisitions are classified as Level 3 fair value hierarchy measurements and disclosures.
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
For brazed aluminum heat exchangers, air cooled heat exchangers, cold boxes, liquefied natural gas fueling stations, engineered tanks, repair services, hydrogen solutions, water treatment systems and carbon capture systems, most contracts contain language that transfers control to the customer over time. For these contracts, revenue is recognized as we satisfy the performance obligations by an allocation of the transaction price to the accounting period computed using input methods such as costs incurred. Input methods recognize revenue on the basis of the entity’s efforts or inputs to the satisfaction of a performance obligation relative to the total expected inputs to the satisfaction of that performance obligation. The costs incurred input method measures progress toward the satisfaction of the performance obligation by multiplying the transaction price of the performance obligation by the percentage of incurred costs as of the balance sheet date to the total estimated costs at completion after giving effect to the most current estimates. Timing of amounts billed on contracts varies from contract to

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
contract and could cause significant variation in working capital needs. Revisions to estimated cost to complete that result from inefficiencies in our performance that were not expected in the pricing of the contract are expensed in the period in which these inefficiencies become known. Contract modifications can change a contract’s scope, price, or both. Approved contract modifications are accounted for as either a separate contract or as part of the existing contract depending on the nature of the modification.
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
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that are collected by us from a customer, are excluded from revenue.
Shipping and handling fee revenues and the related expenses are reported as fulfillment revenues and expenses for all customers because we have adopted the practical expedient contained in ASC 606-10-25-18B. Therefore, all shipping and handling costs associated with outbound freight are accounted for as fulfillment costs and are included in cost of sales. Amounts billed to customers for shipping are classified as sales, and the related costs are classified as cost of sales on the consolidated statements of income. Shipping revenue of $17.8, $11.8, and $10.6 for the years ended December 31, 2022, 2021 and 2020, respectively, are included in sales. Shipping costs of $18.3, $17.6, and $15.0 for the years ended December 31, 2022, 2021 and 2020, respectively, are included in cost of sales.
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
Selling, General and Administrative (“SG&A”) Expenses: SG&A expenses include selling, marketing, customer service, product management and other administrative expenses not directly supporting the manufacturing process, as well as depreciation expense associated with non-manufacturing assets. In addition, SG&A expenses include corporate operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit and risk management.
Advertising Costs: We incurred advertising costs of $3.5, $3.9, and $2.7 for the years ended December 31, 2022, 2021 and 2020, respectively. Such costs are expensed as incurred and included in SG&A expenses in the consolidated statements of income.
Research and Development Costs: We incurred research and development costs of $13.5, $12.7, and $9.1 for the years ended December 31, 2022, 2021 and 2020, respectively. Such costs are expensed as incurred and included in SG&A expenses in the consolidated statements of income.
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
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU simplifies the accounting for modifying contracts (including those in hedging relationships) that refer to LIBOR and other interbank offered rates that are expected to be discontinued due to reference rate reform. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. We expect application of the amendments to impact accounting for our senior secured revolving credit facility due October 2026. Our lenders will notify us when our borrowings transition away from LIBOR, at which point we will adopt this ASU as part of the transition to the new reference rate. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848.” This ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024. We are currently assessing the effect this ASU will have on our financial position, results of operations, and disclosures.
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
Interest expense related to the accretion of our convertible notes due November 2024 is no longer recognized. Interest accretion of convertible notes discount and net income from continuing operations attributable to Chart Industries, Inc. for the year ended December 31, 2022 would have been $8.8 and $74.9 without the adoption of ASU 2020-06. As such, net income from continuing operations attributable to Chart Industries, Inc. per common share for the year ended December 31, 2022 is $0.14 (basic) and $0.13 (diluted) higher due to the effect of adoption of ASU 2020-06. Interest accretion of convertible notes discount and net income from continuing operations attributable to Chart Industries, Inc. for the year ended December 31, 2021 would have been $8.4 and $52.6 without the adoption of ASU 2020-06. As such, net income from continuing operations attributable to Chart Industries, Inc. per common share for the year ended December 31, 2021 is $0.18 (basic) and $0.16 (diluted) higher due to the effect of adoption of ASU 2020-06.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
NOTE 3 — Discontinued Operations
Cryobiological Products Divestiture
On October 1, 2020, we closed on the sale of our cryobiological products business, which was formerly within our D&S West segment prior to the realignment of our segment reporting structuring in the fourth quarter of 2020, to Cryoport, Inc. (NASDAQ: CYRX) for net cash proceeds of $317.5, inclusive of the base purchase price of $320.0 less estimated closing adjustments of $2.5 (the “Cryobiological Divestiture”). The strategic decision to divest of our cryobiological products business reflected our strategy and capital allocation approach to focus on our core capabilities and offerings. We recorded a gain on the Cryobiological Divestiture of $224.2, net of taxes of $25.2, for the year ended December 31, 2020. Interest expense of $7.4 was allocated to discontinued operations for the year ended December 31, 2020, based on interest on our term loan due June 2024 that was required to be repaid as a result of the Cryobiological Divestiture.
Summarized Financial Information of Discontinued Operations
The following table represents income from discontinued operations, net of tax:

	Year Ended December 31,
	2022	2020
Sales	$—	$59.9
Cost of sales	—	31.8
Selling, general and administrative expenses	74.8	7.8
Operating (loss) income (1) (2)	(74.8)	20.3
Interest expense, net	—	7.4
Other expense (income), net	—	(0.8)
(Loss) income before income taxes	(74.8)	13.7
Income tax benefit	(17.2)	(1.3)
(Loss) income from discontinued operations before gain on sale of business	(57.6)	15.0
Gain on sale of business, net of taxes (3)	—	224.2
(Loss) income from discontinued operations, net of tax (4)	$(57.6)	$239.2
_______________
(1)Includes depreciation expense of $0.7 for the year ended December 31, 2020.
(2)See Note 21, “Commitments and Contingencies,” for further information related to other expense (income), net for the year ended December 31, 2022.
(3)Gain on sale of business is net of taxes of $25.2 for the year ended December 31, 2020.
(4)There was no income or cash flows from discontinued operations for the year ended December 31, 2021.
The following table presents a summary of cash flows related to discontinued operations for the following period:

Year Ended December 31,
2020
Net cash provided by:
Operating activities	$18.3
Investing activities	316.7
Net cash provided by discontinued operations	$335.0
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
We evaluate performance and allocate resources based on operating income as determined in our consolidated statements of income.
Segment Financial Information

	Year Ended December 31, 2022
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales	$504.3	$462.7	$448.3	$209.6	$(12.5)	$—	$1,612.4
Depreciation and amortization expense	16.7	29.3	16.4	17.1	—	2.4	81.9
Operating income (loss) (1)	54.0	51.7	72.9	51.0	—	(78.1)	151.5

	Year Ended December 31, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales	$447.4	$262.7	$432.9	$187.0	$(12.3)	$—	$1,317.7
Depreciation and amortization expense	14.9	37.6	15.1	11.3	—	1.7	80.6
Operating income (loss) (1)	52.9	(12.3)	94.1	23.3	—	(69.5)	88.5

	Year Ended December 31, 2020
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales	$415.8	$369.8	$242.6	$158.3	$(9.4)	$—	$1,177.1
Depreciation and amortization expense	18.5	48.3	4.8	10.9	—	2.0	84.5
Operating income (loss) (1)(2)	52.5	11.2	60.7	30.3	—	(62.5)	92.2
_______________
(1)     Restructuring (credits) costs for the years ended:
•December 31, 2022 were $(1.0) ($0.1 – Cryo Tank Solutions $0.3 – Heat Transfer Systems and $(1.4) – Repair, Service & Leasing);
•December 31, 2021 were $3.5 ($0.3 – Cryo Tank Solutions, $1.7 – Heat Transfer Systems, $1.5 – Repair, Service & Leasing); and
•December 31, 2020 were $13.6 ($2.7 – Cryo Tank Solutions, $7.4 – Heat Transfer Systems, $0.7 – Specialty Products, $0.2 – Repair, Service & Leasing and $2.6 – Corporate).
(2)Includes $16.0 impairment of our trademarks and trade names indefinite-lived intangible assets related to the AXC business in our Heat Transfer Systems segment for the year ended December 31, 2020.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Sales by Geography
Net sales by geographic area are reported by the destination of sales.

	Year Ended December 31, 2022
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America (1)	$214.8	$323.5	$302.2	$147.0	$(6.6)	$980.9
Europe, Middle East, Africa and India	185.7	97.5	113.2	41.9	(3.9)	434.4
Asia-Pacific (2)	98.1	40.1	32.2	19.3	(1.8)	187.9
Rest of the World	5.7	1.6	0.7	1.4	(0.2)	9.2
Total	$504.3	$462.7	$448.3	$209.6	$(12.5)	$1,612.4

	Year Ended December 31, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America (1)	$178.3	$181.1	$193.2	$118.6	$(5.4)	$665.8
Europe, Middle East, Africa and India	155.2	28.6	204.1	36.4	(4.5)	419.8
Asia-Pacific (2)	109.9	51.6	33.9	30.6	(2.3)	223.7
Rest of the World	4.0	1.4	1.7	1.4	(0.1)	8.4
Total	$447.4	$262.7	$432.9	$187.0	$(12.3)	$1,317.7

	Year Ended December 31, 2020
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America (1)	$168.0	$259.4	$98.9	$111.2	$(4.4)	$633.1
Europe, Middle East, Africa and India	165.3	39.3	121.8	38.1	(3.5)	361.0
Asia-Pacific (2)	76.1	69.3	21.4	8.4	(1.4)	173.8
Rest of the World	6.4	1.8	0.5	0.6	(0.1)	9.2
Total	$415.8	$369.8	$242.6	$158.3	$(9.4)	$1,177.1
_______________
(1)     Consolidated sales in the United States were $938.5, $585.9 and $576.8 for the years ended December 31, 2022, 2021 and 2020, respectively and represent 58.2%, 44.5% and 49.0% of consolidated sales for the same periods, respectively.
(2)    Consolidated sales in China were $58.3, $136.2 and $100.7 for the years ended December 31, 2022, 2021 and 2020, respectively and represent 3.6%, 10.3% and 8.6% of consolidated sales for the same periods, respectively.
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

	December 31,
	2022	2021
Cryo Tank Solutions	$382.0	$407.2
Heat Transfer Systems	298.6	225.8
Specialty Products	429.8	327.5
Repair, Service & Leasing	182.1	186.2
Total assets of reportable segments	1,292.5	1,146.7
Goodwill (1)	992.0	994.6
Identifiable intangible assets, net (1)	535.3	556.1
Corporate	2,830.7	346.4
Insurance receivable, net of tax	251.4	—
Total assets	$5,901.9	$3,043.8
_______________
(1)See Note 9, “Goodwill and Intangible Assets,” for further information related to goodwill and identifiable intangible assets, net.
Geographic Information

	Property, plant and equipment, net as of December 31,
	2022	2021
United States	$262.0	$234.0
Foreign
Italy	56.4	60.7
China	49.3	58.8
Czech Republic	26.6	29.9
Germany	16.3	16.5
India	19.3	16.1
Other foreign countries	0.1	—
Total Foreign	168.0	182.0
Total	$430.0	$416.0

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
NOTE 5 — Revenue
Disaggregation of Revenue
The following tables represent a disaggregation of revenue by timing of revenue along with the reportable segment for each category:

	Year Ended December 31, 2022
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$443.4	$27.3	$214.8	$104.4	$(8.8)	$781.1
Over time	60.9	435.4	233.5	105.2	(3.7)	831.3
Total	$504.3	$462.7	$448.3	$209.6	$(12.5)	$1,612.4

	Year Ended December 31, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$407.6	$19.2	$300.5	$119.1	$(10.7)	$835.7
Over time	39.8	243.5	132.4	67.9	(1.6)	482.0
Total	$447.4	$262.7	$432.9	$187.0	$(12.3)	$1,317.7

	Year Ended December 31, 2020
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$378.3	$28.6	$184.6	$110.3	$(4.5)	$697.3
Over time	37.5	341.2	58.0	48.0	(4.9)	479.8
Total	$415.8	$369.8	$242.6	$158.3	$(9.4)	$1,177.1
Refer to Note 4, “Segment and Geographic Information,” for a table of revenue by reportable segment disaggregated by geography.
Contract Balances
The following table represents changes in our contract assets and contract liabilities balances:

	December 31, 2022	December 31, 2021	Year-to-date Change ($)	Year-to-date Change (%)
Contract assets
Accounts receivable, net of allowances	$278.4	$236.3	$42.1	17.8%
Unbilled contract revenue	133.7	93.5	40.2	43.0%

Contract liabilities
Customer advances and billings in excess of contract revenue	$170.6	$148.5	$22.1	14.9%
Long-term deferred revenue	0.3	0.4	(0.1)	(25.0)%
Revenue recognized for the years ended December 31, 2022 and 2021, that was included in the contract liabilities balance at the beginning of each year was $127.8 and $104.3, respectively. The amount of revenue recognized during the year ended December 31, 2022 from performance obligations satisfied or partially satisfied in previous periods as a result of changes in the estimates of variable consideration related to long-term contracts, was not significant. Long-term deferred revenue is included in other long-term liabilities in the consolidated balance sheets for the years ended December 31, 2022 and 2021.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, and excludes unexercised contract options and potential orders. As of December 31, 2022, the estimated revenue expected to be recognized in the future related to remaining performance obligations was $2,338.1, which is equivalent to our backlog. We expect to recognize revenue on approximately 60% of the remaining performance obligations over the next 12 months with the remaining balance recognized over the next few years thereafter.
NOTE 6 — Investments
Equity Method Investments
The following table represents the activity in equity method investments:

Equity Method Investments
Balance at December 31, 2020	$5.3
New investments (1) (2)	58.7
Reclassification from investments in equity securities to equity method investments (2)	36.8
Equity in earnings of unconsolidated affiliates, net (1) (2) (3)	0.4
Foreign currency translation adjustments and other	(1.6)
Balance at December 31, 2021	$99.6
New investments (4)	0.5
Realized gain on equity method investment (4)	0.3
Reclassification due to acquisition of investee (4)	(0.5)
Equity in earnings of unconsolidated affiliates, net (1) (2) (3)	(0.5)
Foreign currency translation adjustments and other	(6.4)
Balance at December 31, 2022	$93.0
_______________
(1)Cryomotive: During the second quarter 2021, we completed an investment in Cryomotive GmbH (“Cryomotive”) in the amount of 6.8 million euros (equivalent to $8.2) for a 24.9% ownership interest. Our equity method investment in Cryomotive was $4.9 and $7.1 at December 31, 2022 and 2021, respectively. Equity in loss, net of this investment was $1.7 and $0.6 for the years ended December 31, 2022 and 2021, respectively, and is classified in equity in (loss) earnings of unconsolidated affiliates, net in the statement of income for both periods presented.
(2)HTEC: During the fourth quarter 2020, we completed an investment in HTEC Hydrogen Technology & Energy Corporation (“HTEC”) in the amount of CAD 20.0 million (equivalent to $15.7) in exchange for 15.6% of HTEC’s common stock on a fully-diluted basis (the “Initial HTEC Investment”). On September 7, 2021 (the “Closing Date”), we completed an additional investment in HTEC in the amount of CAD 63.5 million (equivalent to $50.5), which increased our investment ownership to 25% of HTEC’s common stock on a fully-diluted basis. We recognized a gain of $20.7 upon remeasurement of the Initial HTEC Investment due to an observable price change in an orderly transaction for similar instruments of the same issuer, which was recognized in unrealized (gain) loss on investments in equity securities in the consolidated statement of income for the year ended December 31, 2021. We reclassified the Initial HTEC Investment inclusive of the $20.7 gain and foreign currency translation gains from investments in equity securities to equity method investments during 2021. Our equity method investment in HTEC was $80.8 and $86.4 at December 31, 2022 and 2021, respectively. We recognized equity in (loss) earnings of this investment of $(0.4) and $0.2 for the years ended December 31, 2022 and 2021, respectively, which is classified in equity in (loss) earnings of unconsolidated affiliates, net in the statements of income for the years ended December 31, 2022 and 2021.
(3)Hudson Products: Our equity method investments include a 50% ownership interest in a joint venture with Hudson Products de Mexico S.A. de CV which totaled $4.0 and $3.3 at December 31, 2022 and 2021, respectively. This investment is operated and managed by our joint venture partner and as such, we do not have control over the joint venture and therefore it is not consolidated. We recognized equity in earnings of this investment of $1.1, $0.5 and $0.3 for the years ended December 31, 2022, 2021 and 2020, respectively. Equity in earnings of this investment is classified in equity

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
in (loss) earnings of unconsolidated affiliates, net in the statement of income for the years ended December 31, 2022 and 2021 and selling, general and administrative expenses in the statement of income for the year ended December 31, 2020.
Liberty LNG: Additionally, we have a 25% ownership interest in Liberty LNG, which totaled $2.9 and $2.4 at December 31, 2022 and 2021, respectively. For the years ended December 31, 2022, 2021 and 2020, equity in (loss) earnings of this investment was $0.5, $0.3 and $(1.0), respectively. Equity in (loss) earnings of this investment is classified in equity in (loss) earnings of unconsolidated affiliates, net in the statements of income for the years ended December 31, 2022 and 2021, and unrealized (gain) loss on investment in equity securities in the statement of income for the year ended December 31, 2020.
(4)AdEdge India: In connection with our acquisition of AdEdge Holdings, LLC (“AdEdge”), we recorded a 50% ownership interest in a joint venture in AdEdge India at a fair value of $0.5. On May 4, 2022, we completed the acquisition of the remaining 50% of the shares of our joint venture in AdEdge India for $0.4 in cash (subject to certain customary adjustments) or $0.3 net of $0.1 cash acquired. On the acquisition date, we recognized a gain of $0.3 from the remeasurement of our initial 50% of the shares in the joint venture, which is classified as realized gain on equity method investment in the consolidated statement of income for the year ended December 31, 2022. See Note 14, “Business Combinations” for further information regarding the AdEdge India acquisition.
We have another immaterial investment in an unconsolidated affiliate of $0.4 for all periods presented.
Investments in equity securities
The following table represents the activity in investments in equity securities:

	Investment in Equity Securities, Level 1 (1)	Investment in Equity Securities, Level 2 (1)	Investments in Equity Securities, All Others (2)	Investments in Equity Securities Total
Balance at December 31, 2020	$53.8	$4.1	$15.7	$73.6
New investments (2) (3)	—	—	45.2	45.2
Reclassification due to acquisition of investee (3)	—	—	(7.6)	(7.6)
Reclassification to equity method investments from investments in equity securities (4)	—	—	(36.8)	(36.8)
(Decrease) increase in fair value of investments in equity securities	(19.7)	2.2	20.7	3.2
Realized gain on investment in equity securities (3)	—	—	2.6	2.6
Foreign currency translation adjustments and other	(2.8)	(0.1)	0.5	(2.4)
Balance at December 31, 2021	$31.3	$6.2	$40.3	$77.8
New investments (5)	—	—	9.4	9.4
(Decrease) increase in fair value of investments in equity securities	(11.8)	1.6	23.3	13.1
Foreign currency translation adjustments and other	(2.3)	—	(1.5)	(3.8)
Balance at December 31, 2022	$17.2	$7.8	$71.5	$96.5
_______________
(1)McPhy: Investment in equity securities Level 1 includes our investment in McPhy (Euronext Paris: MCPHY – ISIN; FR0011742329). McPhy’s common stock trades on the Euronext Paris stock exchange and therefore we measure our investment in McPhy using Level 1 fair value inputs. The fair value of our investment in McPhy was $17.2 and $31.3 at December 31, 2022 and 2021, respectively. For the years ended December 31, 2022, 2021 and 2020, we recognized an unrealized (loss) gain of $(11.8), $(19.7) and $17.0, respectively, in our investment in McPhy.
Stabilis: Investment in equity securities Level 2 includes our investment in Stabilis Energy, Inc. (NasdaqCM: SLNG) (“Stabilis”). Stabilis represents an instrument with quoted prices that trades less frequently than certain of our other exchange-traded instruments and therefore we measure our investment in Stabilis using Level 2 fair value inputs. The fair value of Stabilis was $7.8 and $6.2 at December 31, 2022 and 2021, respectively. For the years ended December 31, 2022, 2021 and 2020 we recognized unrealized gains of $1.6 and $2.2 and an unrealized loss of $2.9, respectively, in our investment in Stabilis.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
(2)Transform: During the first quarter 2021, we completed an investment in Transform Materials LLC (“Transform Materials”) in the amount of $25.1, inclusive of legal fees, for approximately 5% of its equity. The fair value of our investment in Transform Materials was $25.1 at December 31, 2022 and 2021, respectively.
Svante: Also during the first quarter 2021, we completed an investment in Svante Inc. (“Svante”) in the amount of $15.1, inclusive of legal fees, for under 10% of its capital stock on a fully diluted basis. On December 15, 2022 we increased the fair value of our investment by $23.3 as the result of an observable price change in an orderly transaction, which is recorded as an unrealized gain on investment in equity securities in the consolidated statement of income for the year ended December 31, 2022. The fair value of our investment in Svante was $38.5 and $15.1 at December 31, 2022 and 2021, respectively.
(3)During the second quarter 2021, we completed an investment in Earthly Labs in the amount of $5.0 for approximately 15% of its equity. On December 14, 2021 we completed the acquisition of the remaining 85% of the shares of Earthly Labs. On the acquisition date, we recognized a gain of $2.6 from the remeasurement of our initial 15% investment in Earthly Labs, which is classified as realized gain on investment in equity securities in the consolidated statement of income for the year ended December 31, 2021. See Note 14, “Business Combinations” for further information regarding the Earthly Labs acquisition.
(4)We reclassified the Initial HTEC Investment inclusive of a $20.7 gain and foreign currency translation gains from investments in equity securities to equity method investments. Refer to the “Equity Method Investments” section above for further discussion.
(5)Hy24 (f/k/a FiveT Hydrogen Fund and Clean H2 Infra Fund): During the first quarter of 2022, we completed an investment in Hy24 in the amount of euro 2.2 million (equivalent to $2.4). Our investment in Hy24 is measured at fair value using the net asset value (“NAV”) per share practical expedient and is not classified in the fair value hierarchy. The fair value of our investment in Hy24 was euro 0.9 million (equivalent to $0.9) at December 31, 2022. See “Hy24 (f/k/a FiveT Hydrogen Fund and Clean H2 Infra Fund)” below for further information.
Cemvita Factory Inc., Gold Hydrogen LLC: During the first quarter of 2022, we completed an investment in Gold Hydrogen LLC (“Gold Hydrogen”) in the amount of $1.0. During the third quarter of 2022, we invested an additional $1.0 in Gold Hydrogen. This investment is measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer and is included in the investments in equity securities, all others category in the table above. As of December 31, 2022, the value of the investment was $2.0. Gold Hydrogen is a subsidiary company established by Cemvita Factory, Inc. focused on commercializing viable technologies for the subsurface production of biohydrogen.
Avina: During the fourth quarter of 2022, we completed an investment in Avina Clean Hydrogen Inc. (“Avina”) in the amount of $5.0. This investment is measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer and is included in the investments in equity securities, all others category in the table above. As of December 31, 2022, the value of the investment was $5.0. Avina is a pioneer in the green hydrogen and green fuels sector with an advanced portfolio of clean hydrogen plants under development and access to proprietary technology solutions. Avina has expertise in the green hydrogen sector and are developing proprietary solutions to integrate intermittent renewable power with commercially available hydrogen technologies.
Per the terms of the Avina stock purchase agreement, at any time prior to the one-year anniversary of Chart’s investment, Chart shall be obligated to purchase an additional 294,627 shares of series A preferred stock (the “Avina Second Tranche Put”) at a purchase price of $16.97 per share if Avina reaches the following milestones:
i.one material off-take agreement in connection with certain specified projects and
ii.either a debt financing loan agreement or a real property lease agreement for certain specified projects
We record the Avina Second Tranche Put at fair value and record any change in fair value through earnings at each reporting period. The fair value of the Avina Second Tranche was not material on the investment date or at December 31, 2022.
Our investments in Transform Materials, Svante, Gold Hydrogen and Avina represent equity instruments without a readily determinable fair value.
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
Accounting Treatment of Put and Call Options
We record the Put and Call Options (together “the Options”) at fair value and record any change in fair value through earnings at each reporting period. The fair value of the Options was not material on the Closing Date or at December 31, 2022.
Hy24 (f/k/a FiveT Hydrogen Fund and Clean H2 Infra Fund)
As previously announced on April 5, 2021, we were admitted as an anchor investor in Hy24 (the “Hydrogen Fund”). Hy24 is a joint venture between Ardian, Europe’s largest private investment house with managed assets of c. $114 billion, and FiveT Hydrogen, a new investment manager specialized purely on clean hydrogen investments. As discussed in the “Investments in Equity Securities” section above, our investment to date is euro 0.9 million making our unfunded commitment euro 49.1 million.
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
The Hydrogen Fund will have a term of twelve (12) years, commencing from December 16, 2021, subject to certain potential extensions. Investors cannot request the redemption of their shares by the Hydrogen Fund at any time prior to the final liquidation of the fund. Capital calls will be made by the Management Company in accordance with investment opportunities and the financing needs of the Hydrogen Fund’s activities.
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
NOTE 7 — Inventories
The following table summarizes the components of inventory:

	December 31,
	2022	2021
Raw materials and supplies	$218.9	$178.8
Work in process	57.8	64.4
Finished goods	81.2	78.3
Total inventories, net	$357.9	$321.5
The allowance for excess and obsolete inventory balance at December 31, 2022 and 2021 was $8.2 and $10.9, respectively.
NOTE 8 — Property, Plant and Equipment
The following table summarizes the components of property, plant and equipment:

		December 31,
Classification	Estimated Useful Life	2022	2021
Land and buildings	20-35 years	$353.5	$355.6
Machinery and equipment	3-12 years	247.8	236.5
Computer equipment, furniture and fixtures	3-7 years	43.1	38.8
Right-of-use assets		46.9	48.3
Construction in process		66.5	28.7
Total property, plant and equipment, gross		757.8	707.9
Less: accumulated depreciation		(327.8)	(291.9)
Total property, plant and equipment, net		$430.0	$416.0
Depreciation expense was $40.5, $41.7 and $38.8 for the years ended December 31, 2022, 2021 and 2020, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
NOTE 9 — Goodwill and Intangible Assets
Goodwill
The following table represents the activity in goodwill net of accumulated goodwill impairment loss (“goodwill, net”) and accumulated goodwill impairment loss by segment for 2022:

	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Consolidated
Goodwill, net balance at December 31, 2021	$84.9	$433.6	$300.9	$175.2	$994.6
Goodwill acquired during the period (1) (2)	—	—	15.4	3.1	18.5
Foreign currency translation adjustments and other	(5.8)	(3.1)	(0.3)	0.3	(8.9)
Purchase price adjustments (3)	—	—	(12.0)	(0.2)	(12.2)
Goodwill, net balance at December 31, 2022	$79.1	$430.5	$304.0	$178.4	$992.0

Accumulated goodwill impairment loss at December 31, 2021	$23.5	$49.3	$35.8	$20.4	$129.0
Accumulated goodwill impairment loss at December 31, 2022	$23.5	$49.3	$35.8	$20.4	$129.0
_______________
(1)For further information regarding goodwill acquired and the purchase price adjustments during the period refer to Note 14, “Business Combinations.”
(2)Goodwill acquired during the period was $18.5. Goodwill acquired during the period for the Fronti and AdEdge India acquisitions of $14.3 and $1.1, respectively, was allocated to our Specialty Products segment. Goodwill acquired during the period for our CSC acquisition of $3.1 was allocated to our Repair, Service & Leasing segment.
(3)During the year ended December 31, 2022, we recorded purchase price adjustments that decreased goodwill by $12.0 in our Specialty Products segment related to the Earthly Labs, Inc., L.A. Turbine and AdEdge acquisitions and by $0.2 in our Repair, Service & Leasing segment. For further information regarding goodwill acquired and the purchase price adjustments during the period refer to Note 14, “Business Combinations.”
The following table represents the activity in goodwill net of accumulated goodwill impairment loss (“goodwill, net”) and accumulated goodwill impairment loss by segment for 2021 (1):

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
_______________
(1)For further information regarding goodwill acquired and the purchase price adjustments during the period refer to Note 14, “Business Combinations.”
(2)Goodwill acquired during the period for the L.A. Turbine acquisition of $42.1 was allocated to certain reporting units as follows: $29.1 - Specialty Products, $10.1 - Repair, Service & Leasing and $2.9 - Heat Transfer Systems. Goodwill acquired during the period for the Cryogenic Gas Technologies, Inc., AdEdge Holdings, LLC and Earthly Labs Inc. acquisitions was $34.9, $15.9 and $47.2, respectively and is included in the Specialty Products segment.

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
Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill) (1):

		December 31, 2022		December 31, 2021
	Weighted-average Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	13 years	$311.5	$(104.6)	$312.1	$(82.2)
Unpatented technology	14 years	202.5	(44.8)	184.6	(30.1)
Patents and other	6 years	6.8	(2.0)	7.9	(2.3)
Trademarks and trade names	16 years	2.5	(1.7)	3.5	(1.8)
Land use rights	50 years	10.4	(1.7)	11.4	(1.6)
Total finite-lived intangible assets	14 years	$533.7	$(154.8)	$519.5	$(118.0)
Indefinite-lived intangible assets:
Trademarks and trade names (2)		$156.4	$—	$154.6	$—
Total intangible assets		$690.1	$(154.8)	$674.1	$(118.0)
_______________
(1)Amounts include the impact of foreign currency translation. Fully amortized or impaired amounts are written off.
(2)Accumulated indefinite-lived intangible assets impairment loss was $16.0 at both December 31, 2022 and 2021.
Amortization expense for intangible assets subject to amortization was $41.4, $38.9 and $45.7 for the years ended December 31, 2022, 2021 and 2020, respectively. We estimate amortization expense to be recognized during the next five years as follows:

For the Year Ending December 31,
2023	$42.4
2024	41.2
2025	40.2
2026	39.7
2027	36.2
See Note 14, “Business Combinations,” for further information related to intangible assets acquired.
Government Grants
During the fourth quarter 2021, we were selected by the U.S. Department of Energy (“DOE”) for funding of up to $5 million to engineer and build our Cryogenic Carbon CaptureTM system for a cement plant. During the project’s duration, the DOE shall reimburse us in cash for approved expenses we incur. This project began on February 1, 2022, at which point expenses incurred may be submitted for reimbursement. The agreement will be effective until April 30, 2025. We have not yet received any funding for this grant.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
China Government Grants are presented in our consolidated balance sheets as follows:

	December 31,
	2022	2021
Current	$0.5	$0.5
Long-term	6.1	7.0
Total China Government Grants	$6.6	$7.5
We also received government grants from certain local jurisdictions within the United States, which are recorded in other assets in the consolidated balance sheets and were not significant for the periods presented.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
NOTE 10 — Debt and Credit Arrangements
Summary of Outstanding Borrowings
The following table represents the components of our borrowings:

	December 31,
	2022	2021
Senior secured and senior unsecured notes:
Principal amount, senior secured notes due 2030 (1)	$1,460.0	$—
Principal amount, senior unsecured notes due 2031 (1)	510.0	—
Unamortized discount	(29.9)	—
Unamortized debt issuance costs	(4.8)	—
Senior secured and senior unsecured notes, net of unamortized discount and debt issuance costs	1,935.3	—

Senior secured revolving credit facilities:
Senior secured revolving credit facility due October 2026 (2) (3)	104.5	600.8

Convertible notes due November 2024:
Principal amount	258.8	258.8
Unamortized debt issuance costs	(1.9)	(2.9)
Convertible notes due November 2024, net of unamortized debt issuance costs	256.9	255.9

Total debt, net of debt issuance costs	2,296.7	856.7
Less: current maturities (4)	256.9	255.9
Long-term debt	$2,039.8	$600.8
_______________
(1)The senior secured notes due 2030 (the “Secured Notes”) and senior unsecured notes due 2031 (the “Unsecured Notes”) bear interest at rates of 7.500% and 9.500% per year, respectively. Interest is payable semi-annually on January 1 and July 1 of each year, commencing July 1, 2023. The Secured Notes mature on January 1, 2030, and the Unsecured Notes mature on January 1, 2031.
(2)As of December 31, 2022, there was $104.5 outstanding under the senior secured revolving credit facility due October 2026 bearing a weighted-average interest rate of 3.4% and $89.1 in letters of credit and bank guarantees outstanding supported by the senior secured revolving credit facility due October 2026. As of December 31, 2022 the senior secured revolving credit facility due October 2026 had availability of $806.4.
(3)All of our borrowings outstanding under our senior secured revolving credit facilities due October 2026 are denominated in euros (“EUR Revolver Borrowings”). EUR Revolver Borrowings outstanding were 98.0 million euros (equivalent to $104.5) at December 31, 2022.
(4)Our convertible notes due November 2024, net of debt issuance costs, are included in current maturities for both periods presented.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
The following table represents scheduled maturities for our borrowings for the next 5 years:

For the Year Ending December 31,
2023	$—
2024	258.8
2025	—
2026	104.5
2027	—
Thereafter	1,970.0
Total	$2,333.3
Cash paid for interest during the years ended December 31, 2022, 2021 and 2020 was $25.7, $11.7, and $18.1, respectively.
Senior Secured and Unsecured Notes
On December 22, 2022, we completed the issuance and sale of (i) $1,460.0 aggregate principal amount of 7.500% Secured Notes at an issue price of 98.661% and (ii) $510.0 aggregate principal amount of 9.500% Unsecured Notes (together with the Secured Notes, the “Notes”), at an issue price of 97.949%. The Notes were issued to finance the proposed $4.4 billion acquisition by Chart of the business of Howden and its subsidiaries (the “Acquisition”). Chart has deposited the gross proceeds from the offering of each series of Notes into an escrow account (each, an “Escrow Account”). The funds are held in the respective Escrow Account until certain release conditions are met including the consummation of the Acquisition (the “Escrow Release Conditions”). As such, the proceeds have been presented separately from cash and cash equivalents as restricted cash in the December 31, 2022 balance sheet. If the Escrow Release Conditions are not satisfied on or prior to November 15, 2023, or upon Chart notifying the escrow agent and the trustee in writing that Chart will not pursue the consummation of the Acquisition and that the purchase agreement relating to the Acquisition has been terminated, the Notes will be subject to a special mandatory redemption (a “Special Mandatory Redemption”). The Special Mandatory Redemption price will be equal to 100% of the aggregate issue price of each series of the Notes, as applicable, plus accrued and unpaid interest from the most recent date to which interest has been paid or, if no interest has been paid, from their issuance date to, but not including, the payment date of such Special Mandatory Redemption.
The Notes are fully and unconditionally guaranteed by each of Chart’s wholly owned domestic restricted subsidiaries that is a borrower or a guarantor under Chart’s Fifth Amended and Restated Credit Agreement, dated as of October 18, 2021 (as amended, restated, supplemented, or otherwise modified from time to time). The Secured Notes and the related guarantees are secured by first-priority liens on substantially all of the assets of the Company and the Guarantors, subject to certain exceptions.
We may redeem either series of the Notes, in whole or in part, at any time on or after January 1, 2026, at the redemption prices set forth in the respective Indentures. We may also redeem up to 40% of the aggregate principal amount of each series of the Notes on or prior to January 1, 2026, in an amount not to exceed the net cash proceeds from certain equity offerings at the redemption prices set forth in the respective Indentures. Prior to January 1, 2026, we may redeem some or all of either series of the Notes at a price which includes the applicable “make-whole” premium set forth in the respective Indentures.
If Chart experiences a change of control (as defined in the respective Indentures), the Notes are able to be redeemed by the holders at 101%, plus accrued and unpaid interest, if any, to (but not including) the date the Notes are purchased.
We recorded $30.0 in debt discount and $4.8 in deferred debt issuance costs associated with the Notes, which are being amortized over the term of the Notes using the effective interest method. Financing costs amortization associated with the Notes was immaterial for the year ended December 31, 2022.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
The following table summarizes the interest accretion of the Notes discount and contractual interest coupon associated with the Notes:

	Year Ended December 31,
	2022	2021	2020
Notes, interest accretion of senior notes discount	$0.1	$—	$—
Secured Notes, 7.5% contractual interest coupon	3.0	—	—
Unsecured Notes, 9.5% contractual interest coupon	1.3	—	—
Notes, total interest expense	$4.4	$—	$—
Senior Secured Revolving Credit Facility
On November 21, 2022, we entered into an amendment (“Amendment No. 1”) to our fifth amended and restated revolving credit agreement (the “SSRCF”), dated as of October 18, 2021 (the “Credit Agreement” and as amended by the Amendment No. 1, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a Senior Secured Revolving Credit Facility (the “Amended SSRCF”), which matures on October 19, 2026. Amendment No. 1 modifies certain provisions of the Credit Agreement to, among other things (i) permit the closing of the Acquisition and the related financing transactions, including the incurrence of up to $3.375 billion of indebtedness under a senior bridge facility (the “Bridge Facility”); (ii) permit the incurrence of additional indebtedness to replace or refinance the Bridge Facility (either within the existing facility, or outside the facility, in each case on a pari passu, junior or unsecured basis) as well as additional incremental indebtedness or other equivalent indebtedness outside of the Bridge Facility, subject to ratio incurrence tests and a customary starter basket; (iii) adjust the financial covenants in the Amended Credit Agreement following effectiveness of the Acquisition by (A) reducing the interest coverage ratio to (x) 2.00 to 1.00 until the last day of the sixth full fiscal quarter after the closing of the Acquisition, and (y) 2.50 to 1.00 thereafter (the “Minimum Interest Coverage Ratio Levels”); and (B) increasing the total net leverage ratio covenant to (x) 6.00 to 1.00 until the last day of the fourth full fiscal quarter ending after the closing of the Acquisition, (y) 5.00 to 1.00 until the last day of the sixth full fiscal quarter ending after the closing of the Acquisition and (z) 4.50 to 1.00 thereafter (the “Maximum Total Net Leverage Ratio Levels”); and (iv) make certain other changes, including with respect to the ability to borrow in certain foreign currencies, and other modifications to the negative covenants to accommodate the business and operations of the companies to be acquired in the Acquisition within the Amended Credit Agreement.
•The Amended SSRCF has a borrowing capacity of $1,000.0 and includes a sub limit for letters of credit that is the greater of (x) $350.00 and (y) $150.00 plus (1) the Dollar Amount (as of the Amended Closing Date) of the Assumed Letters of Credit plus (2) the Dollar Amount of any Letters of Credit issued on the Amendment Closing Date, a $200.0 sub limit for discretionary letters of credit, and a $100.0 sub-limit for swingline loans.
•We may, subject to the satisfaction of certain conditions, request one or more new commitments and/or increase in the amount of the Amended SSRCF. Each incremental term commitment and incremental revolving commitment shall be in an aggregate principal amount that is not less than $10.0 and shall be in an increment of $1.0 to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable.
•The Amended SSRCF bears interest at a base rate plus an applicable margin determined on a leveraged-based scale which (before giving effect to the sustainability pricing adjustments described below) ranges from 25 to 125 basis points for base rate loans and 125 to 225 basis points for LIBOR loans.
•The applicable margin described above is subject to further adjustments based on the reductions in the ratio between (i) the total greenhouse gas emissions, measured in metric tons CO2e, of Chart and its subsidiaries during such calendar year and (ii) the aggregate revenue, measured in U.S. Dollars, of Chart and its subsidiaries during such calendar year. These additional pricing adjustments range from an addition of 0.05% to a reduction of 0.05% in the applicable margin described above.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Significant financial covenants for the Amended SSRCF include financial maintenance covenants that, as of the last day of any fiscal quarter ending on and after September 30, 2021, (i) require the ratio of the amount of Chart and its subsidiaries’ consolidated total net indebtedness to consolidated EBITDA to be less than the Maximum Total Net Leverage Ratio Levels and (ii) require the ratio of the amount of Chart and its subsidiaries’ consolidated EBITDA to consolidated cash interest expense to be greater than the Minimum Interest Coverage Ratio Levels. The Amended SSRCF includes a number of other customary covenants including, but not limited to, restrictions on our ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations and pay dividends or distributions. At December 31, 2022, we were in compliance with all covenants.
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
In 2022, we recorded $1.5 in deferred debt issuance costs, related to the Amended SSRCF and included $7.1 of the unamortized debt issuance costs from the SSRCF which are presented in other assets in the consolidated balance sheet at December 31, 2022 and are being amortized over the five-year term of the Amended SSRCF. At December 31, 2022, unamortized debt issuance costs associated with the Amended SSRCF were $8.4.
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
The following table summarizes interest expense and financing costs amortization related to the Amended SSRCF and our previous credit facilities:

	Year Ended December 31,
	2022	2021	2020
Interest expense, senior secured revolving credit facilities due October 2026	$23.4	$2.5	$—
Interest expense, term loan due June 2024	—	1.8	4.8
Interest expense, senior secured revolving credit facilities due June 2024	—	4.7	2.2
Total interest expense	$23.4	$9.0	$7.0

Financing costs amortization, senior secured revolving credit facility due October 2026	$1.9	$0.4	$—
Financing costs amortization, senior secured revolving credit facility and term loan due June 2024, write off of unamortized deferred debt issuance costs	—	3.8	—
Financing costs amortization, new debt issuance costs immediately charged to net income	—	0.3	—
Financing costs amortization, senior secured revolving credit facility and term loan due June 2024	—	2.9	3.6
Total financing costs amortization	$1.9	$7.4	$3.6
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
The initial conversion rate for the 2024 Notes is 17.0285 shares of common stock (subject to adjustment as provided for in the Indenture) per $1,000 principal amount of the 2024 Notes, which is equal to an initial conversion price of approximately $58.725 per share, representing a conversion premium of approximately 35% above the closing price of our common stock of $43.50 per share on October 31, 2017. In addition, following certain corporate events that occur prior to the maturity date as described in the Indenture, we will pay a make-whole premium by increasing the conversion rate for a holder who elects to convert its 2024 Notes in connection with such a corporate event in certain circumstances. For purposes of calculating earnings per share, if the average market price of our common stock exceeds the applicable conversion price during the periods reported, shares contingently issuable under the 2024 Notes will have a dilutive effect with respect to our common stock. Since our closing common stock price of $115.23 at the end of the period exceeded the conversion price of $58.725, the if-converted value exceeded the principal amount of the 2024 Notes by approximately $249.0 at December 31, 2022. As described below, we entered into convertible note hedge transactions, which are expected to reduce the potential dilution with respect to our common stock upon conversion of the 2024 Notes.
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
As of January 1, 2023, the 2024 Notes continue to be convertible at the option of the shareholders. This conversion right, which will remain available until March 31, 2023, was triggered since the closing price of our common stock was greater than or equal to $76.3425 (130% of the conversion price of the 2024 Notes) for at least 20 trading days during the last 30 trading days ending on December 31, 2022. Since the holders of the 2024 Notes could potentially convert their 2024 Notes at their option during the three month period subsequent to December 31, 2022, the $258.8 principal amount of the 2024 Notes was classified as a current liability in the consolidated balance sheet at December 31, 2022. We reassess the convertibility of the 2024 Notes and the related balance sheet classification on a quarterly basis. There have been no conversions as of the date of this filing.
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
The following table summarizes interest accretion of the 2024 Notes discount, 1.0% contractual interest coupon and financing costs amortization associated with the 2024 Notes:

	Year Ended December 31,
	2022	2021	2020
2024 Notes, interest accretion of convertible notes discount	$—	$—	$8.0
2024 Notes, 1.0% contractual interest coupon, 1.5% for 2022	4.0	2.6	2.6
2024 Notes, total interest expense	$4.0	$2.6	$10.6

2024 Notes, financing costs amortization	$0.9	$0.9	$0.7
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
Committed Bridge Loan Facility
On November 8, 2022, in connection with the execution of the agreement to acquire Howden, the Company entered into a debt commitment letter with JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc. (the “Commitment Parties”), pursuant to which, and subject to the terms and conditions, the Commitment Parties have agreed to provide approximately $3.375 billion in aggregate principal amount of senior bridge loans under a 364-day senior bridge loan credit facility. As of December 31, 2022, the remaining availability on the Bridge Facility was amended to $1,467.1. Additional Bridge Facility fees of $26.1 will be incurred upon successful closing of the Howden acquisition
As of December 31, 2022, we incurred $29.5 in expense in connection with the Bridge Facility commitment which is classified in acquisition related finance fees in the statement of income for the year ended December 31, 2022 and had no borrowings outstanding on the Bridge Facility. We do not intend to draw on the Bridge Facility as we have secured permanent financing.
Committed Term Loan B
On November 30, 2022, we entered into a debt commitment letter with JPMorgan Chase Bank, N.A. for a senior secured term loan facility (“Term Loan B”) in an aggregate amount of up to $1,434.8. Term Loan B will mature on the date that is seven years after the closing date of the Acquisition (“Closing Date”). At the Closing Date, the proceeds of Term Loan B shall finance, in part, the cash and consideration payable in connection with the Acquisition and related transaction costs. Term Loan B is available in a single drawing on the Closing Date.
Chart can elect the interest rate for Term Loan B equal to (i) Adjusted Term SOFR (Term SOFR plus a credit spread adjustment of 0.10%; provided that Adjusted Term SOFR shall not be less than 0.50%) plus the Applicable Margin (3.75%), or

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
(ii) the Alternate Base Rate (a rate per annum equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal in the U.S. as the prime rate, (b) the NYFRB Rate in effect plus 0.50%, (c) Adjusted Term SOFR for a one month Interest Period plus 1.00%, and (d) 1.50%) plus the Applicable Margin (2.75%). Chart may elect interest periods of 1, 3, or 6 months. Interest shall be payable in arrears for (a) for loans accruing interest at a rate based on Adjusted Term SOFR, at the end of each interest period and, for interest periods of greater than three months, every three months, and on the applicable maturity date and (b) for loans accruing interest based on the Alternate Base Rate, quarterly in arrears and on the applicable maturity date.
The allowance of incremental facilities is substantially identical to those in the Amended SSRCF, except (i) to permit the incurrence of a standalone letter of credit facility and (ii) that if the yield of any incremental facility that is in a U.S. dollar denominated term loan facility that is secured by liens on the collateral that is incurred within twelve months after the Closing Date, the applicable margins for Term Loan B may increase under certain circumstances. Additionally, the refinancing facilities are substantially identical to those set forth in the Amended SSRCF.
Prepayments are mandatory only in the following circumstances: (i) unless the net cash proceeds are reinvested (or committed to be reinvested) in the business within 12 months, and if so committed to be reinvested, are actually reinvested within 6 months after the initial 12-month period, after certain non-ordinary course asset sales or other non-ordinary course dispositions of property occur, (ii) 50% of excess cash flow of Chart and its subsidiaries shall be used to prepay Term Loan B, and (iii) 100% of the net cash proceeds of issuances of debt obligations of Chart and our restricted subsidiaries after the Closing Date.
Chart may prepay Term Loan B in whole or in part at any time without penalty or premium, with the exception of a repricing event with respect to all or any portion of Term Loan B that occurs on or before the date that is six months after the Closing Date.
Term Loan B will be equal in right of payment with any other senior indebtedness of Chart and, if needed, shall be subject to an equal intercreditor agreement with respect to the Amended SSRCF.
Term Loan B is guaranteed by each wholly-owned domestic subsidiary that is also a guarantor under the Amended SSRCF.
Significant financial covenants and customary events of default for Term Loan B are substantially identical to those in the Amended SSRCF.
Foreign Facilities
In various markets where we do business, we have local credit facilities to meet local working capital demands, fund letters of credit and bank guarantees, and support other short-term cash requirements. The facilities generally have variable interest rates and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. As of December 31, 2022 and 2021 there were no borrowings outstanding under these facilities. As of December 31, 2022 and 2021, we had additional capacity of U.S. dollar equivalent $72.5 and $82.4, respectively. Chart had foreign letters of credit and bank guarantees totaling U.S. dollar equivalent $45.7 and $31.2 as of December 31, 2022 and 2021, respectively.
Restricted Cash
As of December 31, 2022, we had restricted cash of $1,941.7 from the proceeds of the Secured Notes and Unsecured Notes which will be used to fund the Howden Acquisition.
L.A. Turbine, a wholly-owned subsidiary of the Company, had $0.2 in deposits in a bank outside the Amended SSRCF to secure letters of credit at December 31, 2021. The deposits are treated as restricted cash and restricted cash equivalents in the consolidated balance sheet ($0.2 in other current assets at December 31, 2021).
Fair Value Disclosures
The fair value of the 2024 Notes was approximately 201% and 276% of their par value as of December 31, 2022 and 2021, respectively. The 2024 Notes are actively quoted instruments and, accordingly, the fair value of the 2024 Notes was determined using Level 1 inputs. The fair value of the Secured Notes and Unsecured notes was approximately 101% and

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
103%, respectively, of their par value as of December 31, 2022. The Secured Notes and Unsecured Notes are actively quoted instruments and, accordingly, the fair value of the 2024 Notes was determined using Level 1 inputs.
NOTE 11 — Shareholders' Equity
Series B Mandatory Convertible Preferred Stock
On December 13, 2022, we completed a preferred stock offering, through which Chart issued and sold 8.050 million depositary shares, each representing a 1/20th interest in a share of Chart’s 6.75% Series B Mandatory Convertible Preferred Stock, liquidation preference $1,000.00 per share, par value $0.01 per share (the “Mandatory Convertible Preferred Stock”). The amount issued included 1.050 million depositary shares issued pursuant to the exercise in full of the option granted to the underwriters to purchase additional depositary shares. We received gross proceeds of $402.5 from the issuance of shares less $14.4 of equity issuance costs. The proceeds will be used to fund our previously announced acquisition of Howden.
Dividends. Dividends on the Mandatory Convertible Preferred Stock will be payable on a cumulative basis when, as and if declared at an annual rate of 6.75% on the liquidation value of $1,000 per share. Chart may pay declared dividends in cash or, subject to certain limitations, in shares of common stock, or in any combination of cash and shares of common stock on March 15, June 15, September 15 and December 15 of each year, commencing on March 15, 2023 and ending on, and including, December 15, 2025. The accumulated but undeclared amount of dividends as of December 31, 2022 is $1.4 and was treated as a reduction to income attributable to common shareholders in the computation of earnings per share.
Mandatory Conversion. Unless earlier converted, each share of the Mandatory Convertible Preferred Stock will automatically convert on the mandatory conversion date, which is expected to be December 15, 2025, into not less than 7.0520 and not more than 8.4620 shares of common stock per share of Mandatory Convertible Preferred Stock, depending on the applicable market value and subject to certain anti-dilution adjustments. Correspondingly, the conversion rate per depositary share will be not less than 0.3526 and not more than 0.4231 shares of common stock per depositary share. The conversion rate will be determined based on a preceding 20-day volume-weighted-average-price of common stock.
The following table illustrates the conversion rate per share of the Mandatory Convertible Preferred Stock, subject to certain anti-dilution adjustments, based on the applicable market value of the common stock:

Applicable Market Value of Common Stock	Conversion Rate per Share of Mandatory Convertible Preferred Stock
Greater than $141.8037 (threshold appreciation price)	7.0520 shares of common stock
Equal to or less than $141.8037 but greater than or equal to $118.1754	Between 7.0520 and 8.4620 shares of common stock, determined by dividing $1,000 by the applicable market value
Less than $118.1754 (initial price)	8.4620 shares of common stock
The following table illustrates the conversion rate per depositary share, subject to certain anti-dilution adjustments, based on the applicable market value of the common stock:

Applicable Market Value of Common Stock	Conversion Rate per Depositary Share
Greater than $141.8037 (threshold appreciation price)	0.3526 shares of common stock
Equal to or less than $141.8037 but greater than or equal to $118.1754	Between 0.3526 and 0.4231 shares of common stock, determined by dividing $50 by the applicable market value
Less than $118.1754 (initial price)	0.4231 shares of common stock
Optional Conversion of the Holder. Other than during a fundamental change conversion period, at any time prior to December 15, 2025, a holder of the Mandatory Convertible Preferred Stock may elect to convert such holder’s shares of Mandatory Convertible Preferred Stock, in whole or in part, at the Minimum Conversion Rate of 7.0520 shares of common stock per share of Mandatory Convertible Preferred Stock (equivalent to 0.3526 shares of common stock per depositary share), subject to certain anti-dilution and other adjustments. Because each depositary share represents a 1/20th fractional interest in a share of Mandatory Convertible Preferred Stock, a holder of depositary shares may convert its depositary shares only in lots of 20 depositary shares.
Fundamental Change Conversion. If a fundamental change occurs on or prior to December 15, 2025, holders of the Mandatory Convertible Preferred Stock will have the right to convert their shares of Mandatory Convertible Preferred Stock, in

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
whole or in part, into shares of common stock at the fundamental change conversion rate during the period beginning on, and including, the effective date of such fundamental change and ending on, and including, the earlier of (a) the date that is 20 calendar days after such effective date (or, if later, the date that is 20 calendar days after holders receive notice of such fundamental change) and (b) December 15, 2025. Holders who convert shares of the Mandatory Convertible Preferred Stock during that period will also receive a make-whole dividend amount comprised of a fundamental change dividend make-whole amount, and to the extent there is any, the accumulated dividend amount. Because each depositary share represents a 1/20th fractional interest in a share of the Series B Preferred Stock, a holder of depositary shares may convert its depositary shares upon a fundamental change only in lots of 20 depositary shares.
Ranking. The Mandatory Convertible Preferred Stock, with respect to anticipated dividends and distributions upon Chart’s liquidation or dissolution, or winding-up of Chart’s affairs, ranks or will rank:
•senior to our common stock and each other class or series of capital stock issued after the initial issue date of the Mandatory Convertible Preferred Stock, the terms of which do not expressly provide that such capital stock ranks either senior to the Mandatory Convertible Preferred Stock or on a parity with Mandatory Convertible Preferred Stock;
•equal with any class or series of capital stock issued after the initial issue date the terms of which expressly provide that such capital stock will rank equal with the Mandatory Convertible Preferred Stock:
•junior to the Series A Preferred Stock, if issued, and each other class or series of capital stock issued after the initial issue date that is expressly made senior to the Mandatory Convertible Preferred Stock;
•junior to our existing and future indebtedness; and
•structurally subordinated to any existing and future indebtedness of our subsidiaries as well as the capital stock of our subsidiaries held by third parties.
Voting Rights. Holders of Mandatory Convertible Preferred Stock generally will not have voting rights. Whenever dividends on shares of Mandatory Convertible Preferred Stock have not been declared and paid for six or more dividend periods (including, for the avoidance of doubt, the dividend period beginning on, and including, the initial issue date and ending on, but excluding, March 15, 2023), whether or not for consecutive dividend periods, the holders of such shares of Mandatory Convertible Preferred Stock, voting together as a single class with holders of all other series of voting preferred stock of equal rank, then outstanding, will be entitled at our next annual or special meeting of stockholders to vote for the election of a total of two additional members of our board of directors, subject to certain limitations. This right will terminate if and when all accumulated and unpaid dividends have been paid in full, or declared and a sum sufficient for such payment shall have been set aside. Upon such termination, the term of office of each preferred stock director so elected will terminate at such time and the number of directors on our board of directors will automatically decrease by two, subject to the revesting of such rights in the event of each subsequent nonpayment.
Embedded Derivatives. There are no material embedded derivatives that meet the criteria for bifurcation and separate accounting pursuant to ASC 815-15, Embedded Derivatives.
Common Stock
On December 13, 2022, we completed a public offering (the “2022 Equity Offering”), through which Chart issued and sold 5.924 million shares of common stock, $0.01 par value per share. We received gross proceeds of $700.0 from the issuance of shares less $24.9 of equity issuance costs. The proceeds will be used to fund our previously announced acquisition of Howden.
NOTE 12 — Financial Instruments and Derivative Financial Instruments
Concentrations of Credit Risks: We sell our products primarily to gas producers, distributors, and end-users across energy, industrial, power, HVAC and refining applications in countries throughout the world. Approximately 42%, 56%, and 51% of sales were to customers in foreign countries in 2022, 2021 and 2020, respectively.
In 2022, 2021 and 2020, no single customer accounted for more than 10% of consolidated sales. Sales to our top ten customers accounted for 38%, 39% and 42% of consolidated sales in 2022, 2021 and 2020, respectively. Our sales to particular

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
customers fluctuate from period to period, but our large industrial gas producer and distributor customers tend to be a consistently substantial source of revenue for us.
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
Changes in the fair value of our foreign currency forward contracts are recorded in the consolidated statements of income as foreign currency gains or losses. The changes in fair value with respect to our foreign currency forward contracts generated net gains of $1.4, $1.1, $1.3 for the years ended December 31, 2022, 2021 and 2020, respectively.
Derivatives and Hedging
We utilize a combination of cross-currency swaps and foreign exchange collars (together the “Foreign Exchange Contracts”) as a net investment hedge of a portion of our investments in certain international subsidiaries that use the euro as their functional currency in order to reduce the volatility caused by changes in exchange rates. On April 1, 2022 we entered into a pay-fixed rate, receive-fixed rate cross-currency swap that provided for an exchange of principal on a notional amount of $110.2 swapped to euro 100.0 million on its March 31, 2025 maturity and receipt of U.S. dollar interest from our swap counterparties at a fixed rate of 1.8% per annum. We terminated this cross-currency swap on June 7, 2022, and a total settlement of $3.6 cash was received from the counterparties. The settlement amount, which represents the fair value of the contract at the time of termination, was recorded as a reduction in other assets during the second quarter of 2022 and remains classified in accumulated other comprehensive loss on the consolidated balance sheet.
On June 7, 2022, immediately following the termination of the aforementioned cross-currency swap, we entered into a pay-fixed rate, receive-fixed rate cross-currency swap that provides for an exchange of principal on a notional amount of $106.7 swapped to euro 100.0 million on its May 31, 2025 maturity and receipt of U.S. dollar interest from our swap counterparties at a fixed rate of 1.6% per annum. We terminated this cross-currency swap on July 8, 2022, and a total settlement of $4.0 cash was received from the counterparties. The settlement amount, which represents the fair value of the contract at the time of termination, was recorded as a reduction in other assets during the third quarter of 2022 and remains classified in accumulated other comprehensive loss on the consolidated balance sheet.
On July 8, 2022, immediately following the termination of the aforementioned cross-currency swap, we entered into a pay-fixed rate, receive-fixed rate cross-currency swap that provides for an exchange of principal on a notional amount of $101.6 swapped to euro 100.0 million on its June 30, 2025 maturity and receipt of U.S. dollar interest from our swap counterparties at a fixed rate of 1.8% per annum. We terminated this cross-currency swap on September 16, 2022, and a total settlement of $1.8 cash was received from the counterparties. The settlement amount, which represents the fair value of the contract at the time of termination, was recorded as a reduction in other assets during the third quarter of 2022 and remains classified in accumulated other comprehensive loss on the consolidated balance sheet.
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
The following table represents the fair value of asset and liability derivatives and their respective locations on our consolidated balance sheet as of December 31, 2022:

	Asset Derivatives		Liability Derivatives
Derivatives designated as net investment hedge	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign Exchange Contracts (1)	Other assets	$—	Other long-term liabilities	$2.7
The following table represents the net effect derivative instruments designated in hedging relationships had on accumulated other comprehensive loss on the consolidated statements of income and comprehensive income:

	Unrealized gain recognized in accumulated other comprehensive loss on derivatives, net of taxes
	Year Ended December 31,	Year Ended December 31,
Derivatives designated as net investment hedge	2022	2021
Foreign Exchange Contracts (1) (2)	$5.2	$—
_______________
(1)Our designated derivative instruments are highly effective. As such, there were no gains or losses recognized immediately in income related to hedge ineffectiveness during the years ended December 31, 2022 or December 31, 2021.
(2)Represents foreign exchange swaps and foreign exchange options.
The following table represents interest income, included within interest expense, net on the consolidated statements of income related to amounts excluded from the assessment of hedge effectiveness for derivative instruments designated as net investment hedges:

	Amount of gain recognized in income on derivative (amount excluded from effectiveness testing)
	Year Ended December 31,	Year Ended December 31,
Derivatives designated as net investment hedge	2022	2021
Foreign Exchange Contracts (1) (2)	$1.3	$—
_______________
(1)    Represents amount excluded from effectiveness testing. Our Foreign Exchange Contracts are designated with terms based on the spot rate of the euro. Future changes in the components related to the spot change on the notional will be recorded in other comprehensive income and remain there until the hedged subsidiaries are substantially liquidated. All coupon payments are classified in interest expense, net in the consolidated statements of income, and the initial value of excluded components currently recorded in accumulated other comprehensive loss as a foreign currency translation adjustment are amortized to interest expense, net over the remaining term of the Foreign Exchange Contract.
(2)    Represents foreign exchange swaps and foreign exchange options.
NOTE 13 — Product Warranties
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
The following table represents changes in our consolidated warranty reserve:

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$10.5	$11.9	$11.5
Issued – warranty expense	1.5	5.0	6.6
Warranty usage	(7.9)	(6.4)	(6.2)
Ending balance	$4.1	$10.5	$11.9
NOTE 14 — Business Combinations
Fronti Fabrications, Inc. Acquisition
On May 31, 2022, we acquired 100% of the equity interests of Fronti Fabrications, Inc. (“Fronti”) for $20.6 in cash or $20.4 net of $0.2 cash acquired. Fronti is a specialist in engineering, machining and welding for the cryogenic and gas industries, and also supplies new build pressure vessels and cold boxes, and performs repairs with certification to American Society of Mechanical Engineers (ASME) code. The preliminary estimated fair value of the total net assets acquired includes goodwill, identifiable intangible assets and other net assets at the date of acquisition in the amounts of $14.3, $5.3 and $1.0, respectively. Goodwill and intangible assets recorded for the Fronti acquisition are expected to be deductible for tax purposes.
CSC Cryogenic Service Center AB Acquisition
On May 16, 2022, we acquired 100% of the equity interests of CSC Cryogenic Service Center AB (“CSC”) for $3.8 in cash. The preliminary estimated fair value of the total net assets acquired include goodwill and other net assets at the date of acquisition in the amounts of $3.1 and $0.7. Goodwill recorded for the CSC acquisition is not expected to be deductible for tax purposes. CSC brings a strong service footprint in the Nordic region with many overlapping customers to Chart, allowing us to broaden our service and repair presence geographically.
Earthly Labs Inc. Acquisition
On December 14, 2021, we acquired the remaining 85% of Earthly Labs, Inc. (“Earthly Labs).” The acquisition was completed for cash and stock for a previously disclosed purchase price of $63.1. During the first quarter of 2022, we adjusted the value of the stock consideration to reflect a common stock price of $160.63 per share, which lowered the purchase price to $61.9 or $58.4 net of $3.5 cash acquired. In connection with the Earthly Labs acquisition, Chart shall pay to the sellers a royalty on sales of a carbon capture unit for residential use launched for sale to the public by Chart, which has not yet been developed. Refer to the “Contingent Consideration” section below for further discussion. Earthly Labs is a leading provider of small-scale carbon capture systems offering an affordable, small footprint technology platform called “CiCi ®” to capture, recycle, reuse, track and sell CO2. Earthly Labs’ proprietary approach includes hardware, software and services to address existing carbon dioxide emissions from industrial sources while converting molecules to value.
The fair value of the total net assets acquired includes goodwill, identifiable intangible assets and other net liabilities at the date of acquisition in the amounts of $34.3, $45.5 and $9.8, respectively (as previously reported: $47.2, $27.0 and $11.1, respectively). Amounts previously reported were preliminary and based on provisional fair values. During 2022, we received and analyzed new information about certain assets acquired and subsequently adjusted their fair values accordingly. Intangible assets consists of unpatented technology, trade names, customer relationships and backlog. Goodwill and intangible assets recorded for the Earthly Labs acquisition are not expected to be deductible for tax purposes. During the fourth quarter of 2022 the Earthly Labs purchase price allocation was finalized.
AdEdge Acquisition
On August 27, 2021, we acquired 100% of the equity interests of AdEdge Holdings, LLC (“AdEdge”) for $37.5 in cash, net of $1.4 of cash acquired and a final net working capital adjustment of $0.8 finalized during the first quarter of 2022. AdEdge is a water treatment technology and solution provider specializing in the design, development, fabrication and supply of water treatment solutions, specialty medias, legacy and innovative technologies that remove a wide range of contaminants from water. The fair value of the total net assets acquired includes goodwill, identifiable intangible assets and other net assets at the date of acquisition in the amounts of $16.4, $19.0 and $3.5, respectively. During 2022, we increased goodwill by $0.5,

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
which mainly included the $0.8 final net working capital adjustment mentioned above, a retention bonus adjustment and an adjustment to the trade name. Goodwill and intangible assets recorded for the AdEdge acquisition are expected to be deductible for tax purposes. During the third quarter of 2022 the AdEdge purchase price allocation was finalized.
As discussed in Note 6, “Investments,” we previously held a 50% ownership interest in a joint venture in AdEdge India. On May 4, 2022, we acquired the remaining 50% of the shares for $0.4 in cash (subject to certain customary adjustments) or $0.3 net of $0.1 cash acquired. AdEdge India focuses on water and wastewater treatment and surface water bodies rejuvenation in the South Asian markets.
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
The following table summarizes the fair value of the assets acquired in the L.A. Turbine acquisition at the acquisition date:

Net assets acquired:
Identifiable intangible assets	$43.7
Goodwill (1)	42.3
Other assets (1)	4.2
Property, plant and equipment	2.6
Cash and cash equivalents	1.4
Liabilities (1)	(16.2)
Net assets acquired	$78.0
_______________
(1)As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2021, we reported goodwill, other assets and liabilities of $42.1, $4.6 and $16.4, respectively. During 2022, we recorded purchase price adjustments that increased goodwill by $0.2, decreased other assets by $0.4 and decreased liabilities by $0.2.

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
Cryogenic Gas Technologies, Inc. Acquisition
On February 16, 2021, we acquired 100% of the equity interests of Cryogenic Gas Technologies, Inc. (“Cryo Technologies”) for approximately $55.0 in cash (subject to certain customary adjustments), net of $0.6 cash acquired. Cryo Technologies is a global leader in custom engineered process systems to separate, purify, refrigerate, liquefy and distribute high value industrial gases such as hydrogen, helium, argon and hydrocarbons with design capabilities for cold boxes for hydrogen and helium use. The distribution systems Cryo Technologies supplies are located within the helium and hydrogen liquefaction facilities and are inclusive of trailer loading systems, which facilitates the first step in product distribution. The fair value of the total net assets acquired includes goodwill, identifiable intangible assets and other net assets at the date of acquisition in the amounts of $34.9, $19.5 and $1.2, respectively. Intangible assets consists of customer relationships, unpatented technology, trademarks and trade names, backlog and non-compete agreements. Goodwill and intangible assets recorded for the Cryo Technologies acquisition are expected to be deductible for tax purposes. During the first quarter of 2022, the Cryo Technologies purchase price allocation was finalized.
Preliminary Purchase Price Allocations
The purchase price allocations of Fronti and CSC are preliminary and are based on provisional fair values and subject to revision as we finalize third-party valuations and other analyses. Final determination of the fair values may result in further adjustments to the value of net assets acquired.
Contingent Consideration
The estimated fair value of contingent consideration was $16.9 for our Sustainable Energy Solutions, Inc. business (“SES”) and $3.2 for our BlueInGreen, LLC business (“BIG”) at the date of acquisitions and was valued according to a discounted cash flow approach, which included assumptions regarding the probability of achieving certain targets and a discount rate applied to the potential payments. Potential payments are measured between the period commencing January 1, 2023 and ending on December 31, 2028 based on the attainment of certain earnings targets. The potential payments related to both SES and BIG contingent consideration on a combined basis is between $0.0 and $31.0. For the year ended December 31, 2022, the estimated fair value of contingent consideration related to SES decreased by $2.8 while the estimated fair value of contingent consideration related to BIG decreased by $1.1. For the year ended December 31, 2021, the estimated fair value of contingent consideration related to SES increased by $2.2 while the estimated fair value of contingent consideration related to BIG decreased by $1.1.
In connection with the Earthly Labs acquisition, Chart shall pay to the sellers a royalty on sales of a carbon capture unit for residential use launched for sale to the public by Chart in an amount equal to 4% of such sales. Potential royalty payments shall be paid to the sellers during the three year period following Chart’s launch of this product. This product has not yet been developed and as such, the fair value of the contingent consideration liability that arises from this arrangement was insignificant as of both December 31, 2022 and 2021.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Valuations are performed using Level 3 inputs as defined in Note 2, “Significant Accounting Policies” and are evaluated on a quarterly basis based on forecasted sales and earnings targets. Contingent consideration liabilities are classified as other current liabilities and other long-term liabilities in the consolidated balance sheets. Changes in the fair value of contingent consideration liabilities, including accretion, are recorded as selling, general and administrative expenses in the consolidated statements of income and comprehensive income. No cash consideration was transferred for contingent consideration as of the acquisition dates and as such, the arrangements represent a noncash investing activity in the statement of cash flows for the years ended December 31, 2022 and 2021.
The following table represents the changes to our contingent consideration liabilities:

	SES	BIG	Total
Balance at December 31, 2021	$19.1	$2.1	$21.2
Decrease in fair value of contingent consideration liabilities	(2.8)	(1.1)	(3.9)
Balance at December 31, 2022	$16.3	$1.0	$17.3
NOTE 15 — Accumulated Other Comprehensive (Loss) Income
Accumulated Other Comprehensive (Loss) Income
The components of accumulated other comprehensive (loss) income are as follows:

	December 31, 2022
	Foreign currency translation adjustments (1)	Pension liability adjustments, net of taxes	Accumulated other comprehensive (loss) income
Beginning Balance	$(15.2)	$(6.5)	$(21.7)
Other comprehensive loss	(35.3)	(1.5)	(36.8)
Amounts reclassified from accumulated other comprehensive (loss) income, net of income taxes	—	0.5	0.5
Net current-period other comprehensive (loss) income, net of taxes	(35.3)	(1.0)	(36.3)
Ending Balance	$(50.5)	$(7.5)	$(58.0)

	December 31, 2021
	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive income (loss)
Beginning Balance	$13.8	$(11.4)	$2.4
Other comprehensive (loss) income	(29.0)	3.9	(25.1)
Amounts reclassified from accumulated other comprehensive (loss) income, net of income taxes	—	1.0	1.0
Net current-period other comprehensive (loss) income, net of taxes	(29.0)	4.9	(24.1)
Ending Balance	$(15.2)	$(6.5)	$(21.7)
_______________
(1)Foreign currency translation adjustments includes translation adjustments and net investment hedge, net of taxes. See Note 12, “Financial Instruments and Derivative Financial Instruments,” for further information related to the net investment hedge.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
NOTE 16 — Earnings Per Share
The following table presents calculations of net income per share of common stock:

	Year Ended December 31,
	2022	2021	2020
Amounts attributable to Chart common stockholders
Income from continuing operations	$81.6	$59.1	$68.9
Less: Mandatory convertible preferred stock dividend requirement	1.4	—	—
Income from continuing operations attributable to Chart	80.2	59.1	68.9
(Loss) income from discontinued operations, net of tax	(57.6)	—	239.2
Net income attributable to Chart common stockholders	$22.6	$59.1	$308.1
Earnings per common share – basic:
Income from continuing operations	$2.21	$1.66	$1.95
(Loss) income from discontinued operations	(1.59)	—	6.76
Net income attributable to Chart Industries, Inc.	$0.62	$1.66	$8.71

Earnings per common share – diluted:
Income from continuing operations	$1.92	$1.44	$1.89
(Loss) income from discontinued operations	(1.38)	—	6.56
Net income attributable to Chart Industries, Inc.	$0.54	$1.44	$8.45

Weighted average number of common shares outstanding – basic	36.25	35.61	35.38
Incremental shares issuable upon assumed conversion and exercise of share-based awards	0.26	0.34	0.26
Incremental shares issuable due to dilutive effect of the convertible notes	2.81	2.76	0.53
Incremental shares issuable due to dilutive effect of warrants	2.47	2.40	0.28
Incremental shares issuable due to dilutive effect of the underwriters common shares option	0.01	—	—
Weighted average number of common shares outstanding – diluted	41.80	41.11	36.45
Diluted earnings per share does not consider the following cumulative preferred stock dividends and potential common shares as the effect would be anti-dilutive:

	Year Ended December 31,
	2022	2021	2020
Numerator
Mandatory convertible preferred stock dividend requirement (1)	$1.4	$—	$—
Denominator
Anti-dilutive shares, Share-based awards	0.06	0.03	0.27
Anti-dilutive shares, Convertible note hedge and capped call transactions (2)	2.81	2.76	0.53
Anti-dilutive shares, Mandatory convertible preferred stock (1)	0.17	—	—
Total anti-dilutive securities	3.04	2.79	0.80
_______________
(1)We calculate the basic and diluted earnings per share based on net income, which approximates income available to common shareholders for each period. Earnings per share is calculated using the two-class method, which is an earnings allocation formula that determines the earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Series B Mandatory Convertible Preferred Stock and the 2024 Convertible Notes are participating securities. Undistributed earnings are not allocated to the participating securities because the participation features are discretionary. Net losses are not allocated to

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
the Series B Mandatory Convertible Preferred Stock, as it does not have a contractual obligation to share in the losses of Chart. Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing net income available to common shareholders by the sum of the weighted average number of common shares outstanding and any dilutive non-participating securities for the period.
(2)The convertible note hedge offsets any dilution upon actual conversion of the 2024 Notes up to a common stock price of $71.775 per share. For further information, refer to Note 10, “Debt and Credit Arrangements.”
NOTE 17 — Income Taxes
Income from Continuing Operations Before Income Taxes
Income from continuing operations before income taxes consists of the following:

	Year Ended December 31,
	2022	2021	2020
United States	$31.1	$25.9	$48.0
Foreign	67.8	48.2	37.2
Income from continuing operations before income taxes	$98.9	$74.1	$85.2
Provision
Significant components of income tax expense (benefit), net are as follows:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$(1.3)	$1.7	$(0.2)
State and local	3.5	3.2	1.9
Foreign	15.4	16.5	12.2
Total current	17.6	21.4	13.9
Deferred:
Federal	(5.6)	(5.8)	7.5
State and local	1.9	1.1	(2.9)
Foreign	2.0	(3.2)	(3.6)
Total deferred	(1.7)	(7.9)	1.0
Total income tax expense, net	$15.9	$13.5	$14.9

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Effective Tax Rate Reconciliation
The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year Ended December 31,
	2022	2021	2020
Income tax expense at U.S. statutory rate	$20.8	$15.6	$17.9
State income taxes, net of federal tax benefit	1.5	3.1	(0.9)
U.S. taxation of international operations	1.4	1.3	(0.2)
Effective tax rate differential of earnings outside of U.S.	1.9	1.8	2.4
Change in valuation allowance	(11.6)	(5.9)	(4.2)
Research & experimentation	(2.9)	(1.0)	(1.0)
Provision to return	5.0	0.3	(0.1)
Net non-deductible items	0.4	2.4	1.2
Change in uncertain tax positions	(0.3)	(0.2)	(0.6)
Share-based compensation	(1.1)	(4.1)	(1.7)
Tax effect of 2017 tax reform federal rate change	—	—	(0.2)
Other items	0.8	0.2	2.3
Income tax expense	$15.9	$13.5	$14.9

We reorganized the line items of the effective tax rate reconciliation for year ended December 31, 2020 and December 31, 2021 to correspond with the year ended December 31, 2022.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Deferred Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
Deferred tax assets (“DTA”):
Accruals and reserves	$5.1	$13.7
Loss contingency	70.3	3.1
Pensions	0.2	0.5
Inventory	78.1	42.3
Share-based compensation	2.3	4.5
R&D Amortization	7.4	3.6
Tax credit carryforwards	8.2	14.1
Interest limitation carryover	5.5	2.4
Foreign net operating loss carryforwards	8.7	16.3
State net operating loss carryforwards	2.1	2.3
Convertible notes	4.3	6.3
Property, plant and equipment – net DTA	5.2	7.5
Other – net DTA	2.9	12.4
Total deferred tax assets before valuation allowances	200.3	129.0
Valuation allowances	(5.4)	(21.6)
Total deferred tax assets, net of valuation allowances	$194.9	$107.4
Deferred tax liabilities (“DTL”):
Property, plant and equipment – net DTL	$26.0	$37.9
Goodwill and intangible assets	77.0	82.2
Insurance receivable	53.5	3.1
Other – net DTL	3.1	0.6
Investments	4.5	3.8
Deferred revenue	72.0	37.9
Total deferred tax liabilities	$236.1	$165.5
Net deferred tax liabilities	$41.2	$58.1
The net deferred tax liability is classified as follows:
Other assets	$(4.9)	$(1.7)
Long-term deferred tax liabilities	46.1	59.8
Net deferred tax liabilities	$41.2	$58.1
As of December 31, 2022, we have $94.6 of state and foreign net operating losses, of which approximately $14.3 expire between 2022 and 2030.
We routinely review valuation allowances recorded against deferred tax assets on a more likely than not basis as to whether we have the ability to realize the deferred tax assets. As of December 31, 2022, we have valuation allowances totaling $5.4 consisting primarily of our operations in Italy and China.
Other Tax Information
We previously considered the earnings in our non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. We have analyzed our global working capital and cash requirements as of December 31, 2022 and have determined that we do not plan to repatriate any earnings at this time.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Cash paid for income taxes during the years ended December 31, 2022, 2021 and 2020 was $27.0, $57.2, and $12.5, respectively.
Unrecognized Income Tax Benefits
The reconciliation of beginning to ending unrecognized tax benefits is as follows:

	Year Ended December 31,
	2022	2021	2020
Unrecognized tax benefits at beginning of the year	$1.7	$1.9	$2.4
Additions (reductions) for tax positions taken during the prior period	—	0.4	(0.6)
Additions for tax positions taken during the current period	—	—	0.2
Reductions relating to settlements with taxing authorities	(0.3)	—	(0.1)
Lapse of statutes of limitation	(0.7)	(0.6)	—
Unrecognized tax benefits at end of the year	$0.7	$1.7	$1.9
Included in the balance of unrecognized tax benefits at December 31, 2022 and 2021 was $0.5 and $1.2, respectively of income tax (benefit)/expenses, which, if ultimately recognized, would impact our annual effective tax rate.
We accrued approximately $0.1 and $0.3 of interest and penalties at December 31, 2022 and 2021, respectively. Due to the expiration of various statutes of limitation, it is reasonably possible our unrecognized tax benefits at December 31, 2022 may decrease within the next twelve months by $0.2. We are subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years prior to 2018.
NOTE 18 — Employee Benefit Plans
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
The components of net periodic pension income are as follows:

	Year Ended December 31,
	2022	2021	2020
Interest cost	$1.7	$1.7	$1.8
Expected return on plan assets	(4.3)	(3.8)	(3.3)
Amortization of net loss	0.5	1.0	1.2
Total net periodic pension income	$(2.1)	$(1.1)	$(0.3)

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
The changes in the projected benefit obligation and plan assets, the funded status of the plans and the amounts recognized in the consolidated balance sheets are as follows:

	December 31,
	2022	2021
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$63.5	$62.5
Interest cost	1.7	1.7
Assumption changes	(12.4)	(1.9)
Acquisition of Hudson Plan (1)	—	3.1
Benefits paid	(3.0)	(2.8)
Actuarial losses	0.2	0.9
Projected benefit obligation at year end	50.0	63.5
Change in plan assets:
Fair value of plan assets at beginning of year	61.9	53.9
Actual return	(9.8)	8.3
Acquisition of Hudson Plan (1)	—	2.4
Employer contributions	—	0.1
Benefits paid	(3.0)	(2.8)
Fair value of plan assets at year end	49.1	61.9
Funded status (Accrued pension asset (liability))	$(0.9)	$(1.6)

Unrecognized actuarial loss recognized in accumulated other comprehensive loss	$10.3	$8.0
_______________
(1)The 2021 changes in the projected benefit obligation and plan assets reflect the effect of the Hudson Plan merger.
The estimated net periodic pension income for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss over the next fiscal year is $0.1.
The actuarial assumptions used in determining pension plan information are as follows:

	December 31,
	2022	2021	2020
Assumptions used to determine benefit obligation at year end:
Discount rate	4.9%	2.7%	2.4%
Assumptions used to determine net periodic benefit cost:
Discount rate	2.7%	2.4%	3.2%
Expected long-term weighted-average rate of return on plan assets	7.0%	7.0%	7.0%
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
The target allocations by asset category and fair values of the plan assets by asset class at December 31 are as follows:

	Target Allocations by Asset Category	Fair Value
		Total		Level 2		Level 3
Plan Assets:		2022	2021	2022	2021	2022	2021
Equity funds	68%	$35.0	$43.9	$35.0	$43.9	$—	$—
Fixed income funds	27%	13.0	16.0	13.0	16.0	—	—
Other investments	5%	1.1	2.0	—	—	1.1	2.0
Total		$49.1	$61.9	$48.0	$59.9	$1.1	$2.0
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
The following table represents changes in the fair value of plan assets categorized as Level 3 from the preceding table:

Balance at December 31, 2020	$1.8
Purchases, sales and settlements, net	(3.0)
Transfers, net	3.2
Balance at December 31, 2021	2.0
Purchases, sales and settlements, net	(3.4)
Transfers, net	2.5
Balance at December 31, 2022	$1.1
Our funding policy is to contribute at least the minimum funding amounts required by law. Based upon current actuarial estimates, we do not expect to contribute to our defined benefit pension plan in the next five years. The following benefit payments are expected to be paid by the plan in each of the next five years and in the aggregate for the subsequent five years:

2023	$3.5
2024	3.5
2025	3.6
2026	3.6
2027	3.7
In aggregate during five years thereafter	17.9
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
We have assessed and determined that the multi-employer plan to which we contribute is not significant to our financial statements. We do not expect to incur a withdrawal liability or expect to significantly increase our contribution over the remainder of the current contract period, which ends in February 2026. We made contributions to the bargaining unit supported multi-employer pension plan resulting in expense of $0.6 for the year ended December 31, 2022 and $0.5 for both of the years ended December 31, 2021 and 2020.
Defined Contribution Savings Plan
We have a defined contribution savings plan that covers most of our U.S. employees. Company contributions to the plan are based on employee contributions, and include a Company match and discretionary contributions. Expenses under the plan totaled $6.8, $5.7, and $4.9 for the years ended December 31, 2022, 2021 and 2020, respectively.
Voluntary Deferred Income Plan
We provide additional retirement plan benefits to certain members of management under the Amended and Restated Chart Industries, Inc. Voluntary Deferred Income Plan. This is an unfunded plan. We recorded $0.3, $0.1, and $0.3 of expense associated with this plan for the years ended December 31, 2022, 2021 and 2020, respectively.
NOTE 19 — Share-based Compensation
Under the 2017 Omnibus Equity Plan (the “2017 Omnibus Equity Plan”) officers and employees (including our principal executive officer, principal financial officer and other “named executive officers”) are eligible to be granted stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance shares and common shares. The maximum number of shares available for issuance is 1.70, which may be treasury shares or unissued shares. As of December 31, 2022, 0.23 stock options, 0.11 shares of restricted stock and RSUs, and 0.07 performance units were outstanding under the 2017 Omnibus Equity Plan.
Under the Amended and Restated 2009 Omnibus Equity Plan (“2009 Omnibus Equity Plan”) which was originally approved by our shareholders in May 2009 and re-approved by shareholders in May 2012 as amended and restated, we could grant stock options, SARs, RSUs, restricted stock, performance shares, leveraged restricted shares, and common shares to employees and directors. The maximum number of shares available for issuance is 3.35, which could be treasury shares or unissued shares. As of December 31, 2022, 0.04 stock options were outstanding under the 2009 Omnibus Equity Plan.
We recognized share-based compensation expense of $10.6, $11.2, and $8.6 for the years ended December 31, 2022, 2021 and 2020, respectively. This expense is included in selling, general and administrative expenses in the consolidated statements of income. The tax benefit related to share-based compensation, which was recorded in net income in the consolidated statement of income during the years ended December 31, 2022, 2021 and 2020 was $1.4, $2.2 and $1.6 respectively, which was recorded in net income in the consolidated statements of income. As of December 31, 2022, total share-based compensation expense of $12.2 is expected to be recognized over the remaining weighted-average period of approximately 2.1 years.
Stock Options
We use a Black-Scholes option pricing model to estimate the fair value of stock options. The expected volatility is based on historical information. The risk-free rate is based on the U.S. Treasury yield in effect at the time of the grant. Weighted-average grant-date fair values of stock options and the assumptions used in estimating the fair values are as follows:

	Year Ended December 31,
	2022	2021	2020
Weighted-average grant-date fair value per share	$67.58	$52.19	$28.53
Expected term (years)	4.7	4.7	4.8
Risk-free interest rate	1.32%	0.33%	1.66%
Expected volatility	51.24%	53.10%	46.60%

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Stock options generally have a four-year graded vesting period, an exercise price equal to the fair market value of a share of common stock on the date of grant, and a contractual term of 10 years. The following table summarizes our stock option activity from continuing operations:

	December 31, 2022
	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value	Weighted- average Remaining Contractual Term
Outstanding at beginning of year	0.28	$71.38
Granted	0.04	153.81
Exercised	(0.03)	67.90
Forfeited / Cancelled	(0.02)	102.10
Outstanding at end of year	0.27	$79.91	$10.8	6.1 years
Vested and expected to vest at end of year	0.27	$78.82	$8.5	6.0 years
Exercisable at end of year	0.15	$59.91	$10.8	5.0 years
As of December 31, 2022, total unrecognized compensation cost related to stock options expected to be recognized over the weighted-average period of approximately 2.2 years is $2.2.
The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $3.5, $10.3, and $13.2, respectively. The total fair value of stock options vested during the years ended December 31, 2022, 2021 and 2020 was $2.3, $2.6, and $3.5, respectively.
Restricted Stock and RSUs
Restricted stock and RSUs generally vest ratably over a three-year period and are valued based on our market price on the date of grant. The following table summarizes our unvested restricted stock and RSUs activity from continuing operations:

	December 31, 2022
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at beginning of year	0.11	$87.74
Granted	0.07	155.02
Forfeited	(0.01)	117.18
Vested	(0.06)	84.09
Unvested at end of year	0.11	$125.14
As of December 31, 2022, total unrecognized compensation cost related to unvested restricted stock and RSUs expected to be recognized over the weighted-average period of approximately 2.4 years is $7.2.
The weighted-average grant-date fair value of restricted stock and RSUs granted during the years ended December 31, 2022, 2021, and 2020 was $155.02, $124.32, and $63.32, respectively. The total fair value of restricted stock and RSUs that vested during the years ended December 31, 2022, 2021, and 2020 was $10.0, $17.4, and $6.8, respectively.

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

	December 31, 2022
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at beginning of year	0.09	$84.44
Granted	0.01	153.81
Vested	(0.02)	68.30
Forfeited	(0.01)	71.59
Unvested at end of year	0.07	$103.66
As of December 31, 2022, total unrecognized compensation cost related to performance units expected to be recognized over a weighted-average period of approximately 1.5 years is $2.8.
The weighted-average grant-date fair value of performance units granted during the years ended December 31, 2022, 2021, and 2020 was $153.81, $118.41, and $67.50, respectively. The total fair value of performance units that vested during the years ended December 31, 2022, 2021, and 2020 was $2.6, $0.9, and $0.3, respectively.
Directors’ Stock Grants
In 2022, 2021 and 2020, we granted the non-employee directors stock awards covering 0.01 shares of common stock for each of those years, which had fair values of $0.7, $0.6, and $1.3, respectively. These stock awards were fully vested on the grant date. Likewise, the fair values were recognized immediately on the grant date.
NOTE 20 — Leases
Lessee Accounting
As of December 31, 2022 and 2021, operating ROU assets and lease liabilities were $21.1 and $21.0 ($5.4 of which was current), and $27.3 and $27.2 ($5.8 of which was current), respectively. The weighted-average remaining term for lease contracts was 4.4 years at December 31, 2022, with maturity dates ranging from January 2023 to June 2031. The weighted-average discount rate was 3.4% at December 31, 2022. ROU assets are classified as property, plant and equipment, net in the consolidated balance sheets.
We incurred $16.9, $12.1, and $11.1 of rental expense under operating leases for the years ended December 31, 2022, 2021 and 2020, respectively. Certain operating leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight-line basis over the minimum lease term. Adjustments for straight-line rental expense for the respective periods was not material and as such, the majority of expense recognized was reflected in cash used in operating activities for the respective periods. This expense consisted primarily of payments for base rent on building and equipment leases. Payments related to short-term lease costs and taxes and variable service charges on leased properties were immaterial. In addition, we have the right, but no obligation, to renew certain leases for various renewal terms.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
The following table summarizes future minimum lease payments for non-cancelable operating leases as of December 31, 2022:

2023	$6.6
2024	6.0
2025	5.0
2026	2.8
2027	0.7
Thereafter (1)	0.7
Total future minimum lease payments	$21.8
_______________
(1)As of December 31, 2022, future minimum lease payments for non-cancelable operating leases for periods subsequent to 2027 relate to four leased facilities.
Lessor Accounting
We lease equipment manufactured by Chart primarily through our Cryo-Lease program as sales-type and operating leases. As of December 31, 2022 and 2021, our short-term net investment in sales-type leases was $14.5 and $9.3, respectively and is included in other current assets in our consolidated balance sheets. Our long-term net investment in sales-type leases was $44.3 and $31.9 as of December 31, 2022 and 2021, respectively, and is included in other assets in our consolidated balance sheets. For sales-type leases, interest income was $2.4, $0.9 and $0.1 in the consolidated statements of income for the years ended December 31, 2022, 2021 and 2020, respectively.
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
The following table represents sales from sales-type and operating leases:

	December 31,
	2022	2021
Sales-type leases	$28.1	$46.5
Operating leases	4.1	2.4
Total sales from leases	$32.2	$48.9
The following table represents scheduled payments for sales-type leases:

December 31, 2022
2023	$15.1
2024	15.1
2025	15.0
2026	12.0
2027	5.6
Thereafter	40.8
Total	103.6
Less: unearned income	44.8
Total	$58.8

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
The following table represents the cost of equipment leased to others:

	December 31,
	2022	2021
Equipment leased to others, cost	$17.3	$13.6
Less: accumulated depreciation	3.1	2.1
Equipment leased to others, net	$14.2	$11.5
The following table represents payments due for operating leases:

December 31, 2022
2023	$0.5
2024	0.1
2025	0.1
2026	0.1
2027	0.1
Thereafter	—
Total	$0.9
NOTE 21 — Commitments and Contingencies
Environmental
We are subject to federal, state, local, and foreign environmental laws and regulations concerning, among other matters, waste water effluents, air emissions, and handling and disposal of hazardous materials, such as cleaning fluids. We are involved with environmental compliance, investigation, monitoring, and remediation activities at certain of our owned and formerly owned manufacturing facilities and at one owned facility that is leased to a third party, and, except for these continuing remediation efforts, believe we are currently in substantial compliance with all known environmental regulations. Undiscounted accrued reserves at December 31, 2022 and 2021 were not material.
Legal Proceedings
In connection with our divestiture of our Cryobiological business, Chart retained certain potential liabilities, including claims in connection with our following litigation. During the second quarter of 2018, Chart was named in lawsuits (including lawsuits filed in the U.S. District Court for the Northern District of California) filed against Chart and other defendants with respect to the alleged failure of a stainless steel cryobiological storage tank (model MVE 808AF-GB) at the Pacific Fertility Center in San Francisco, California. In May and June of 2021, the first five of the federal lawsuits went to trial, and on June 10, 2021, the jury reached a verdict against Chart in favor of the plaintiffs in those lawsuits in the amount of $14.9 million, of which 90% ($13.5 million) is attributable to Chart. Subsequent to the initial verdict, the Company filed various post-trial motions and appeals based on various factors, including the Company’s belief that the allocation of fault was not supported by the record, the award of emotional distress damages, the exclusion of certain evidence of trial, and our contention that plaintiffs failed to present sufficient evidence to prove each element of their claim.
In the second quarter 2021, we recorded a loss contingency accrual and corresponding charge to net income for $13.5 million in the amount of the jury verdict attributable to Chart, with an offsetting $13.5 million loss recovery receivable for anticipated insurance proceeds, with a corresponding credit to net income.
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
As previously disclosed, the Company has been engaged in ongoing discussions in an effort to establish a settlement framework for the various lawsuits (both in the U.S. District Court for the Northern District of California, as well as the San

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Francisco Superior Court) associated with the Pacific Fertility Center. After substantial discussions with the various constituent parties, the Company reached a preliminary settlement in late January 2023 to resolve these 217 cases. This preliminary settlement will resolve the prior verdict for the initially tried cases, which is on appeal, as well as the previously disclosed Starr insurance dispute, and remains subject to the satisfaction of certain conditions, which the Company currently anticipates occurring as early as March 2023. The Company has taken a loss contingency accrual of $305.6 million and a related loss receivable of $231.9 million from insurance proceeds from these combined cases which are recognized in our consolidated balance sheet. The net loss of approximately $73.0 million is recognized in discontinued operations and represents the expected out-of-pocket, payments in connection with these settlements. We continue to evaluate the merits of the sole remaining lawsuit that is not included in the preliminary settlement in light of the information available. Based on the status of that lawsuit, a current estimate of reasonably possible losses in that case cannot be made; however, the Company does not anticipate the potential exposure to be material. This preliminary settlement and the expected net out-of-pocket payments does not reflect third party recoveries which the Company will aggressively pursue with respect to the underlying facts in these cases, and which the Company currently anticipates will result in recoveries approximating one-quarter or more of the Company’s out-of-pocket, net payments.
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
NOTE 22 — Restructuring Activities
Restructuring credits of $1.0 for the year ended December 31, 2022, were primarily related to reversal of prior restructuring accruals for employee retention at our Houston, Texas facility, and offset restructuring related costs in the segment in 2022.
Restructuring costs of $3.5 for the year ended December 31, 2021, were primarily related to moving and employee severance costs. During the third quarter of 2021, we announced our intention to transfer our Houston, Texas repair and service operations to our Beasley, Texas location.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
The following table summarizes severance and other restructuring (credits) and costs, which includes employee-related costs, facility rent and exit costs, relocation, recruiting, travel and other, for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Severance:
Cost of sales	$—	$0.4	$4.6
Selling, general, and administrative expenses	—	0.8	5.5
Total severance costs	—	1.2	10.1
Other restructuring:
Cost of sales	(1.0)	2.2	1.1
Selling, general, and administrative expenses	—	0.1	2.4
Total other restructuring (credits) costs	(1.0)	2.3	3.5

Total restructuring (credits) costs	$(1.0)	$3.5	$13.6
The following tables summarize our restructuring accrual activities:

	Year Ended December 31, 2022
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Corporate	Total
Balance as of December 31, 2021	$0.4	$0.5	$—	$1.4	$—	$2.3
Restructuring charges	0.1	0.3	—	(1.4)	—	(1.0)
Cash payments and other	(0.4)	(0.8)	0.1	—	—	(1.1)
Balance as of December 31, 2022	$0.1	$—	$0.1	$—	$—	$0.2

	Year Ended December 31, 2021
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Corporate	Total
Balance as of December 31, 2020	$0.5	$0.2	$—	$—	$0.1	$0.8
Restructuring charges	0.3	1.7	—	1.5	—	3.5
Cash payments and other	(0.4)	(1.4)	—	(0.1)	(0.1)	(2.0)
Balance as of December 31, 2021	$0.4	$0.5	$—	$1.4	$—	$2.3

	Year Ended December 31, 2020
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Corporate	Total
Balance as of December 31, 2019	$0.5	$0.2	$—	$—	$0.2	$0.9
Restructuring charges	2.7	7.4	0.7	0.2	2.6	13.6
Cash payments and other	(2.7)	(7.4)	(0.7)	(0.2)	(2.7)	(13.7)
Balance as of December 31, 2020	$0.5	$0.2	$—	$—	$0.1	$0.8

CHART INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Translations	Balance at end of period
Year Ended December 31, 2022
Allowance for doubtful accounts	$6.0	$0.5	$—	$(2.6)	(1)	$0.6	$4.5
Allowance for excess and obsolete inventory	10.9	1.8	—	(4.1)	(2)	(0.4)	8.2
Deferred tax assets valuation allowance	21.6	0.4	—	(14.8)		(1.8)	5.4
Year Ended December 31, 2021
Allowance for doubtful accounts	$8.4	$1.2	$—	$(1.1)		$(2.5)	$6.0
Allowance for excess and obsolete inventory	9.7	11.4	—	(9.8)	(2)	(0.4)	10.9
Deferred tax assets valuation allowance	33.9	0.3	—	(12.7)		0.1	21.6
Year Ended December 31, 2020
Allowance for doubtful accounts	$8.5	$0.4	$—	$—		$(0.5)	$8.4
Allowance for excess and obsolete inventory	10.6	0.4	—	(0.5)	(2)	(0.8)	9.7
Deferred tax assets valuation allowance	68.2	0.3	—	(36.6)	(3)	2.0	33.9
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

2.6
Equity Purchase Agreement, dated as of November 8, 2022, by and among Granite Holdings I B.V., Granite Holdings II B.V., Granite US Holdings GP, LLC, Granite US Holdings LP, Granite Acquisition GmbH, Granite Canada Holdings Acquisition Corp., HowMex Holdings, S. de R.L. de C.V. and Chart Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 9, 2022 (File No. 001-11442)). **

2.7
Letter Agreement, dated December 7, 2022, by and among Granite Holdings I B.V., Granite Holdings II B.V., Granite US Holdings GP, LLC, Granite US Holdings LP, Granite Acquisition GmbH, Granite Canada Holdings Acquisition Corp., HowMex Holdings, S. de R.L. de C.V. and Chart Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 9, 2022 (File No. 001-11442)).

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

4.3	Description of Securities (x)

4.4
Certificate of Designations, filed with the Secretary of State of the State of Delaware and effective on December 13, 2022 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 13, 2022 (File No. 001-11442)).

4.5
Form of Certificate for the 6.75% Series B Mandatory Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 13, 2022 (File No. 001-11442)).

4.6
Deposit Agreement, dated as of December 13, 2022, among Chart Industries, Inc., Computershare Inc. and Computershare Trust Company, N.A., acting jointly as Depositary, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 13, 2022 (File No. 001-11442)).

4.7
Form of Depositary Receipt for the Depositary Shares (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 13, 2022 (File No. 001-11442)).

4.8
Indenture, dated as of December 22, 2022, by and among Chart Industries, Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and as collateral agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 22, 2022 (File No. 001-11442)).

4.9
Indenture, dated as of December 22, 2022, by and among Chart Industries, Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 22, 2022 (File No. 001-11442)).

4.10	Form of 7.500% Senior Secured Notes due 2030 (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 22, 2022 (File No. 001-11442)).

4.11	Form of 9.500% Senior Notes due 2031 (incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 22, 2022 (File No. 001-11442)).

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

10.1.3
Form of Nonqualified Stock Option Agreement (2015 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-11442)).*

10.1.4
Form of Nonqualified Stock Option Agreement (2016 grants) under the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-11442)).*

10.1.5
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

10.2.1
Form of Nonqualified Stock Option Agreement (2018 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-11442)).*

10.2.2
Form of Performance Unit Agreement (2018 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-11442)).*

10.2.3
Form of Restricted Share Unit Agreement (2018 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-11442)).*

10.2.4
Form of Stock Award Agreement and Deferral Election Form (for eligible directors) under the Chart Industries, Inc. 2017 Omnibus Equity Plan. (incorporated by reference to Exhibit 10.3.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-11442).*

10.2.5
Form of Nonqualified Stock Option Agreement (2019 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan. (incorporated by reference to Exhibit 10.3.5 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-11442)).*

10.2.6
Form of Performance Unit Agreement (2019 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan. (incorporated by reference to Exhibit 10.3.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-11442)).*

10.2.7
Form of Restricted Share Unit Agreement (2019 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan. (incorporated by reference to Exhibit 10.3.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-11442))*

10.2.8
Form of Restricted Share Unit Agreement (2018 Evanko Grant) under the Chart Industries, Inc. 2017 Omnibus Equity Plan. (incorporated by reference to Exhibit 10.3.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-11442).*

10.2.9
Form of Nonqualified Stock Option Agreement (2020 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan. (incorporated by reference to Exhibit 10.2.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-11442)).*

10.2.10
Form of Performance Unit Agreement (2020 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan. (incorporated by reference to Exhibit 10.2.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-11442)).*

10.2.11
Form of Restricted Share Unit Agreement (2020 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan. (incorporated by reference to Exhibit 10.2.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-11442)).*

10.2.12
Form of Nonqualified Stock Option Agreement (2021 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan. (incorporated by reference to Exhibit 10.2.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-11442)).*

10.2.13
Form of Performance Unit Agreement (2021 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan. (incorporated by reference to Exhibit 10.2.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-11442))).*

10.2.14
Form of Restricted Share Unit Agreement (2021 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan. (incorporated by reference to Exhibit 10.2.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-11442))).*

10.2.15
Form of Nonqualified Stock Option Agreement (2022 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan (incorporated by reference to Exhibit 10.2.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-11442)).*

10.2.16
Form of Performance Unit Agreement (2022 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan (incorporated by reference to Exhibit 10.2.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-11442)).*

10.2.17
Form of Restricted Share Unit Agreement (2022 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan (incorporated by reference to Exhibit 10.2.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-11442)).*

10.2.18	Form of Nonqualified Stock Option Agreement (2023 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan.* (x)

10.2.19	Form of Performance Unit Agreement (2023 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan.* (x)

10.2.20	Form of Restricted Share Unit Agreement (2023 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan.* (x)

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

10.6
Amended and Restated Employment Agreement, dated effective June 12, 2018, by and between Chart Industries, Inc. and Jillian C. Evanko (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on July 10, 2018 (File No. 001-11442)).*

10.7
Employment Agreement, dated October 26, 2017, by and between Chart Industries, Inc. and Gerald F. Vinci (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-11442)).*

10.8
Amended and Restated Severance Agreement, dated effective October 1, 2021, by and between Chart Industries, Inc. and Joe Brinkman (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-11442)).*

10.9
Employment Agreement, dated March 26, 2019, by and between Chart Industries, Inc. and Herbert G. Hotchkiss (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-11442)).*

10.10
 Retention Agreement, dated effective December 23, 2019, by and between Chart Energy & Chemicals, Inc. and Douglas Ducote, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 001-11442)).*

10.11
Agreement of Retirement and Release Agreement, effective October 1, 2021, by and between Chart Industries, Inc. and Scott Merkle (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-11442)).*

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

10.14.1
Base Warrants Confirmation, dated October 31, 2017, by and between Chart Industries, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2017 (File No. 001-11442)).

10.14.2
Base Call Option Transaction Confirmation, dated October 31, 2017, by and between Chart Industries, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2017 (File No. 001-11442)).

10.14.3
Base Warrants Confirmation, dated October 31, 2017, by and between Chart Industries, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2017 (File No. 001-11442)).

10.14.4
Base Call Option Transaction Confirmation, dated October 31, 2017, by and between Chart Industries, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2017 (File No. 001-11442)).

10.14.5
Base Warrants Confirmation, dated October 31, 2017, by and between Chart Industries, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2017 (File No. 001-11442)).

10.14.6
Additional Call Option Transaction Confirmation, dated November 1, 2017, by and between Chart Industries, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2017 (File No. 001-11442)).

10.14.7
Additional Warrants Confirmation, dated November 1, 2017, by and between Chart Industries, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2017 (File No. 001-11442)).

10.14.8
Additional Call Option Transaction Confirmation, dated November 1, 2017, by and between Chart Industries, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2017 (File No. 001-11442)).

10.14.9
Additional Warrants Confirmation, dated November 1, 2017, by and between Chart Industries, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2017 (File No. 001-11442)).

10.14.10
Additional Call Option Transaction Confirmation, dated November 1, 2017, by and between Chart Industries, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2017 (File No. 001-11442)).

10.14.11
Additional Warrants Confirmation, dated November 1, 2017, by and between Chart Industries, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2017 (File No. 001-11442)).

10.15
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

10.16
Amendment No. 1, dated as of November 21, 2022, to the Credit Agreement, dated as of October 18, 2021, by and among Chart Industries, Inc., the subsidiaries of Chart Industries, Inc. designated as borrowers from time to time thereunder, the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., Fifth Third Bank, National Association, HSBC Bank USA, National Association, PNC Bank, National Association and Wells Fargo Bank, National Association, as Co-Syndication Agents, and BMO Harris Bank, N.A., Capital One, N.A., Citizens Bank, N.A., MUFG Union Bank, N.A. and Regions Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2022 (File No. 001-11442)).

10.17
Co-Investment Agreement, dated as of September 7, 2021, by and among Chart Industries, Inc., ISQ HTEC HoldCo Limited and ISQ Blueprint Acquisitions Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on October 21, 2021 (File No. 001-11442)).

10.18
Collateral Agreement, dated as of December 22, 2022, by and among Chart Industries, Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 22, 2022 (File No. 001-11442)).

10.19
Intercreditor Agreement, dated as of December 22, 2022, by and among Chart Industries, Inc., the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as collateral agent for the secured notes, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent under the credit agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 22, 2022 (File No. 001-11442)).

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