Form 10-Q
period 2023-03-31
CHART INDUSTRIES INC
filed 2023-05-09
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of May 1, 2023, there were 42,727,377 outstanding shares of the Company’s common stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in millions, except per share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$166.9	$663.6
Restricted cash	2.5	1,941.7
Accounts receivable, less allowances of $4.7 and $4.5, respectively	747.1	278.4
Inventories, net	601.8	357.9
Unbilled contract revenue	392.6	133.7
Prepaid expenses	104.0	37.5
Insurance receivable	—	234.4
Other current assets	148.4	43.7
Total Current Assets	2,163.3	3,690.9
Property, plant, and equipment, net	727.2	430.0
Goodwill	2,933.2	992.0
Identifiable intangible assets, net	3,105.8	535.3
Equity method investments	104.7	93.0
Investments in equity securities	94.6	96.5
Other assets	120.0	64.2
TOTAL ASSETS	$9,248.8	$5,901.9

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$670.1	$211.1
Customer advances and billings in excess of contract revenue	453.5	170.6
Accrued salaries, wages, and benefits	90.4	31.5
Accrued income taxes	35.1	3.5
Current portion of warranty reserve	32.3	4.1
Current portion of long-term debt	273.4	256.9
Operating lease liabilities, current	14.3	5.4
Accrued legal settlement	—	305.6
Other current liabilities	163.5	92.9
Total Current Liabilities	1,732.6	1,081.6
Long-term debt	4,051.6	2,039.8
Long-term deferred tax liabilities	656.9	46.1
Accrued pension liabilities	7.1	0.9
Operating lease liabilities, non-current	52.0	15.6
Other long-term liabilities	41.7	33.6
Total Liabilities	6,541.9	3,217.6

	March 31, 2023	December 31, 2022
Equity
Preferred stock, par value $0.01 per share, $1,000 aggregate liquidation preference — 10,000,000 shares authorized, 402,500 and 402,500 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, par value $0.01 per share – 150,000,000 shares authorized, 42,725,897 and 42,563,032 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	0.4	0.4
Additional paid-in capital	1,863.4	1,850.2
Treasury stock; 760,782 shares at both March 31, 2023 and December 31, 2022	(19.3)	(19.3)
Retained earnings	880.1	902.2
Accumulated other comprehensive loss	(53.9)	(58.0)
Total Chart Industries, Inc. Shareholders’ Equity	2,670.7	2,675.5
Noncontrolling interests	36.2	8.8
Total Equity	2,706.9	2,684.3
TOTAL LIABILITIES AND EQUITY	$9,248.8	$5,901.9
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Sales	$537.9	$354.1
Cost of sales	386.4	270.4
Gross profit	151.5	83.7
Selling, general, and administrative expenses	93.5	53.5
Amortization expense	21.8	10.1
Operating expenses	115.3	63.6
Operating income	36.2	20.1
Acquisition related finance fees	26.1	—
Interest expense, net	25.5	3.2
Financing costs amortization	2.8	0.7
Unrealized loss on investments in equity securities	2.0	2.6
Foreign currency (gain) loss	(1.1)	1.6
Other expense (income)	0.8	(0.7)
(Loss) income from continuing operations before income taxes and equity in loss of unconsolidated affiliates, net	(19.9)	12.7
Income tax (benefit) expense	(6.4)	2.1
(Loss) income from continuing operations before equity in loss of unconsolidated affiliates, net	(13.5)	10.6
Equity in loss of unconsolidated affiliates, net	(0.4)	(0.3)
Net (loss) income from continuing operations	(13.9)	10.3
Loss from discontinued operations, net of tax	(0.4)	—
Net (loss) income	(14.3)	10.3
Less: Income attributable to noncontrolling interests of continuing operations, net of taxes	0.7	0.1
Net (loss) income attributable to Chart Industries, Inc.	$(15.0)	$10.2

	Three Months Ended March 31,
	2023	2022
Amounts attributable to Chart common stockholders
(Loss) income from continuing operations	$(14.6)	$10.2
Less: Mandatory convertible preferred stock dividend requirement	6.8	—
(Loss) income from continuing operations attributable to Chart	(21.4)	10.2
Loss from discontinued operations, net of tax	(0.4)	—
Net (loss) income attributable to Chart common stockholders	$(21.8)	$10.2

Basic earnings per common share attributable to Chart Industries, Inc.
(Loss) income from continuing operations	$(0.51)	$0.28
Loss from discontinued operations	(0.01)	—
Net (loss) income attributable to Chart Industries, Inc.	$(0.52)	$0.28
Diluted earnings per common share attributable to Chart Industries, Inc.
(Loss) income from continuing operations	$(0.51)	$0.25
Loss from discontinued operations	(0.01)	—
Net (loss) income attributable to Chart Industries, Inc.	$(0.52)	$0.25
Weighted-average number of common shares outstanding:
Basic	41.94	35.83
Diluted	41.94	40.79

Comprehensive (loss) income, net of taxes	$(10.2)	$4.3
Less: Comprehensive income attributable to noncontrolling interests, net of taxes	0.7	0.1
Comprehensive (loss) income attributable to Chart Industries, Inc., net of taxes	$(10.9)	$4.2
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in millions)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net (loss) income	$(14.3)	$10.3
Adjustments to reconcile net income to net cash provided by operating activities:
Bridge loan facility fees	26.1	—
Depreciation and amortization	33.3	20.5
Employee share-based compensation expense	4.0	3.3
Financing costs amortization	2.8	0.7
Unrealized foreign currency transaction gain	1.7	(1.1)
Unrealized loss on investments in equity securities	2.0	2.6
Equity in loss of unconsolidated affiliates	0.5	0.3
Other non-cash operating activities	0.1	2.0
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(6.6)	(17.2)
Inventories	10.4	(35.0)
Unbilled contract revenues and other assets	174.9	(36.1)
Accounts payable and other liabilities	(273.8)	(3.5)
Customer advances and billings in excess of contract revenue	6.8	31.0
Net Cash Used In Operating Activities	(32.1)	(22.2)
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(4,339.8)	(0.8)
Investments	(2.1)	(3.9)
Capital expenditures	(31.4)	(12.6)
Proceeds from sale of assets	0.1	—
Government grants and other	(0.6)	(0.2)
Net Cash Used In Investing Activities	(4,373.8)	(17.5)
FINANCING ACTIVITIES
Borrowings on revolving credit facility	634.8	254.0
Repayments on revolving credit facility	(45.0)	(235.9)
Borrowings on term loan	1,497.2	—
Payments for debt issuance costs	(121.5)	—
Proceeds from issuance of common stock, net	11.7	—
Proceeds from exercise of stock options	0.1	1.0
Common stock repurchases from share-based compensation plans	(2.6)	(3.2)
Dividends paid on mandatory convertible preferred stock	(6.9)	—
Net Cash Provided By Financing Activities	1,967.8	15.9
Effect of exchange rate changes on cash and cash equivalents	2.2	1.3
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(2,435.9)	(22.5)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	2,605.3	122.4
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD (1)(2)	$169.4	$99.9

(1)Includes restricted cash and restricted cash equivalents of $2.5 and $1,941.7 classified within restricted cash as of March 31, 2023 and December 31, 2022, respectively. For further information regarding restricted cash and restricted cash equivalents balances, refer to Note 9, “Debt and Credit Arrangements.”
(2)Net cash used in operating activities includes net out-of-pocket payments in connection with settlements related to our divested cryobiological products business. For further information regarding our discontinued operations, refer to Note 2, “Discontinued Operations.”
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Dollars in millions)

	Common Stock		Preferred Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Non-controlling Interests
	Shares Outstanding	Amount	Shares Outstanding	Amount		Treasury Stock	Retained Earnings			Total Equity
Balance at December 31, 2022	42.56	$0.4	0.40	$—	$1,850.2	$(19.3)	$902.2	$(58.0)	$8.8	$2,684.3
Net income	—	—	—	—	—	—	(15.0)	—	0.7	(14.3)
Other comprehensive loss	—	—	—	—	—	—	—	4.0	—	4.0
Common stock issuance, net of equity issuance costs	0.11	—	—	—	11.7	—	—	—	—	11.7
Share-based compensation expense	—	—	—	—	4.0	—	—	—	—	4.0
Common stock issued from share-based compensation plans	0.08	—	—	—	0.1	—	—	—	—	0.1
Common stock repurchases from share-based compensation plans	(0.02)	—	—	—	(2.6)	—	—	—	—	(2.6)
Preferred stock dividend	—	—	—	—	—	—	(6.9)	—	—	(6.9)
Purchase of non-controlling interest	—	—	—	—	—	—	—	—	26.5	26.5
Other	—	—			—	—	(0.2)	0.1	0.2	0.1
Balance at March 31, 2023	42.73	$0.4	0.4	$—	$1,863.4	$(19.3)	$880.1	$(53.9)	$36.2	$2,706.9

	Common Stock		Preferred Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests
	Shares Outstanding	Amount	Shares Outstanding	Amount		Treasury Stock	Retained Earnings			Total Equity
Balance at December 31, 2021	36.55	$0.4	—	$—	$779.0	$(19.3)	$878.2	$(21.7)	$8.6	$1,625.2
Net income	—	—	—	—	—	—	10.2	—	0.1	10.3
Other comprehensive loss	—	—	—	—	—	—	—	(6.0)	—	(6.0)
Share-based compensation expense	—	—	—	—	3.3	—	—	—	—	3.3
Common stock issued from share-based compensation plans	0.08	—	—	—	1.0	—	—	—	—	1.0
Common stock repurchases from share-based compensation plans	(0.02)	—	—	—	(3.2)	—	—	—	—	(3.2)
Earthly Labs Inc. purchase price adjustment	—	—	—	—	(1.2)	—	—	—	—	(1.2)
Balance at March 31, 2022	36.61	$0.4	—	$—	$778.9	$(19.3)	$888.4	$(27.7)	$8.7	$1,629.4
_______________
(1)Refer to Note 2, “Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2021 for discussion regarding the cumulative effect of change in accounting principle.
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2023
(Dollars and shares in millions, except per share amounts)

NOTE 1 — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its consolidated subsidiaries (herein referred to as the “Company,” “Chart,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
On March 17, 2023, we completed the acquisition of Howden (“Howden”), a leading global provider of mission critical air and gas handling products and services, from affiliates of KPS Capital Partners, LP, which is included in our continuing operations for the two weeks of ownership during March 2023. See Note 13, “Business Combinations”, for further information regarding the acquisition of Howden (the “Howden Acquisition”).
Nature of Operations: We are a leading independent global leader in the design, engineering, and manufacturing of process technologies and equipment for gas and liquid molecule handling for the Nexus of Clean™ – clean power, clean water, clean food, and clean industrials, regardless of molecule. Our unique product portfolio across both stationary and rotating equipment is used in every phase of the liquid gas supply chain, including upfront engineering, service and repair. Being at the forefront of the clean energy transition, Chart is a leading provider of technology, equipment and services related to liquefied natural gas, hydrogen, biogas, CO2 Capture and water treatment, among other applications. We are committed to excellence in environmental, social and corporate governance (ESG) issues both for our company as well as our customers. With over 48 global manufacturing locations from the United States to Asia, India and Europe, we maintain accountability and transparency to our team members, suppliers, customers and communities.
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
Recently Adopted Accounting Standards: In March 2022, the FASB issued ASU 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” For public business entities, the amendments in this update require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20. The amendments in this update were effective for Chart for fiscal years beginning after December 15, 2022. We adopted this guidance effective January 1, 2023. The adoption of this guidance did not have a material impact on our financial position, results of operations or disclosures.
In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance.” The amendments in this update require annual disclosures about transactions with a

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2023
(Dollars and shares in millions, except per share amounts) – Continued

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
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” and in January 2021, the FASB subsequently issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” ASU 2020-04 and the subsequent modifications are identified as ASC 848 (“ASC 848”). ASC 848 simplifies the accounting for modifying contracts (including those in hedging relationships) that refer to LIBOR and other interbank offered rates that are expected to be discontinued due to reference rate reform. The amendments in ASC 848 are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments in ASC 848 must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. Chart transitioned away from LIBOR rates on our debt facilities in early 2023 at which time we adopted this guidance. The adoption of this guidance did not have a material impact on our financial position, results of operations or disclosures.
NOTE 2 — Discontinued Operations
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
Summarized Financial Information of Discontinued Operations
The following table represents income from discontinued operations, net of tax:

Three Months Ended March 31, 2023
Sales	$—
Selling, general and administrative expenses	0.4
Operating loss	(0.4)
Other expense, net	—
Loss before income taxes	(0.4)
Income tax benefit	—
Loss from discontinued operations, net of tax (1) (2)	$(0.4)
_______________
(1)There was no income or cash flows from discontinued operations for the three months ended March 31, 2022.
(2)Includes legal fees related to our divested cryobiological products business. See Note 18 “Commitments and Contingencies” for further information related to our discontinued operations for the three months ended March 31, 2023.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2023
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 3 — Reportable Segments
As reported in our Annual Report on Form 10-K for the year ended December 31, 2022, the structure of our internal organization is divided into the following four reportable segments, which are also our operating segments: Cryo Tank Solutions, Heat Transfer Systems, Specialty Products and Repair, Service & Leasing.
Our Cryo Tank Solutions segment supplies bulk, microbulk and mobile equipment used in the storage, distribution, vaporization, and application of industrial gases and certain hydrocarbons. Our Heat Transfer Systems segment supplies mission critical process technology, engineered equipment and systems used in the movement, separation, liquefaction, and purification of hydrocarbon and industrial gases that span gas-to-liquid applications. Our Specialty Products segment supplies products and solutions used in specialty end-market applications including hydrogen, biofuels, CO2 Capture, food and beverage, space exploration, gas by rail, lasers, cannabis and water treatment, among others. Our Heat Transfer Systems, Specialty Products and Cryo Tank segments also include products from the Howden Acquisition such as compressors, blowers and fans, rotary heaters and steam turbines. Our Repair, Service & Leasing segment provides installation, service, repair, maintenance, monitoring and refurbishment of cryogenic and compression products in addition to providing equipment leasing solutions as well as expanded aftermarket products and services related to the Howden acquisition.
Corporate includes operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit and risk management. Corporate support functions are not currently allocated to the segments.
We evaluate performance and allocate resources based on operating income as determined in our condensed consolidated statements of operations and comprehensive (loss) income.
Segment Financial Information

	Three Months Ended March 31, 2023
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales	$127.2	$167.5	$127.3	$120.1	$(4.2)	$—	$537.9
Depreciation and amortization expense	5.6	8.4	8.6	9.9	—	0.8	33.3
Operating income (loss) (1) (2)	4.9	27.3	22.1	33.8	—	(51.9)	36.2

	Three Months Ended March 31, 2022
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales	$118.1	$79.3	$107.5	$49.3	$(0.1)	$—	$354.1
Depreciation and amortization expense	4.1	7.7	3.9	4.3	—	0.5	20.5
Operating income (loss) (1) (2)	14.1	(0.2)	16.2	8.3	—	(18.3)	20.1
_______________
(1)Restructuring costs for the:
•three months ended March 31, 2023 were $1.6 ($0.8 - Cryo Tank Solutions, $0.8 - Repair, Service & Leasing).
•three months ended March 31, 2022 were $0.1 in our Heat Transfer Systems segment.
(2)Acquisition-related contingent consideration credits in our Specialty Products Segment were related to our 2020 acquisitions of Sustainable Energy Solutions, Inc. (“SES”) and BlueInGreen, LLC (“BIG”) and for the:
•three months ended March 31, 2023 were $(7.4).
•three months ended March 31, 2022 were $(0.8).

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2023
(Dollars and shares in millions, except per share amounts) – Continued

Sales by Geography

	Three Months Ended March 31, 2023
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$67.1	$134.6	$73.2	$57.3	$(2.3)	$329.9
Europe, Middle East, Africa and India	42.0	15.5	33.0	36.1	(1.3)	125.3
Asia-Pacific	17.3	14.3	20.1	23.0	(0.6)	74.1
Rest of the World	0.8	3.1	1.0	3.7	—	8.6
Total	$127.2	$167.5	$127.3	$120.1	$(4.2)	$537.9

	Three Months Ended March 31, 2022
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$37.9	$53.7	$60.0	$34.6	$(0.1)	$186.1
Europe, Middle East, Africa and India	50.7	19.1	35.2	10.1	—	115.1
Asia-Pacific	28.2	6.1	12.2	4.0	—	50.5
Rest of the World	1.3	0.4	0.1	0.6	—	2.4
Total	$118.1	$79.3	$107.5	$49.3	$(0.1)	$354.1
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

	March 31, 2023	December 31, 2022
Cryo Tank Solutions	$482.9	$382.0
Heat Transfer Systems	364.1	298.6
Specialty Products	371.6	429.8
Repair, Service & Leasing	169.3	182.1
Total assets of reportable segments	1,387.9	1,292.5
Unallocated acquired assets (1)	1,290.6	—
Goodwill (2)	2,933.2	992.0
Identifiable intangible assets, net (2)	3,105.8	535.3
Corporate	531.3	2,830.7
Insurance receivable, net of tax	—	251.4
Total	$9,248.8	$5,901.9
_______________
(1)As discussed in Note 13, “Business Combinations”, on March 17, 2023, we acquired Howden. Acquired assets resulting from this transaction have not yet been allocated at the reporting unit level, but will be allocated to the reporting units when the purchase price allocation is finalized during the measurement period and an analysis has been completed to determine an appropriate allocation.
(2)See Note 7, “Goodwill and Intangible Assets,” for further information related to goodwill and identifiable intangible assets, net.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2023
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 4 — Revenue
Disaggregation of Revenue
The following tables represent a disaggregation of revenue by timing of revenue along with the reportable segment for each category:

	Three Months Ended March 31, 2023
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$93.0	$11.4	$4.3	$72.7	$(2.4)	$179.0
Over time	34.2	156.1	123.0	47.4	(1.8)	358.9
Total	$127.2	$167.5	$127.3	$120.1	$(4.2)	$537.9

	Three Months Ended March 31, 2022
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$107.4	$5.9	$59.0	$25.9	$—	$198.2
Over time	10.7	73.4	48.5	23.4	(0.1)	155.9
Total	$118.1	$79.3	$107.5	$49.3	$(0.1)	$354.1
Refer to Note 3, “Reportable Segments,” for a table of revenue by reportable segment disaggregated by geography.
Contract Balances
The following table represents changes in our contract assets and contract liabilities balances:

	March 31, 2023	December 31, 2022	Year-to-date Change ($)	Year-to-date Change (%)
Contract assets
Accounts receivable, net of allowances	$747.1	$278.4	$468.7	168.4%
Unbilled contract revenue	392.6	133.7	258.9	193.6%

Contract liabilities
Customer advances and billings in excess of contract revenue	$453.5	$170.6	$282.9	165.8%
Long-term deferred revenue	—	0.3	(0.3)	(100.0)%
Revenue recognized for the three months ended March 31, 2023 and 2022, that was included in the contract liabilities balance at the beginning of each year was $68.0 and $63.7, respectively. The amount of revenue recognized during the three months ended March 31, 2023 from performance obligations satisfied or partially satisfied in previous periods as a result of changes in the estimates of variable consideration related to long-term contracts, was not significant.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, and excludes unexercised contract options and potential orders. As of March 31, 2023, the estimated revenue expected to be recognized in the future related to remaining performance obligations was $3,932.0. We expect to recognize revenue on approximately 65% to 70% of the remaining performance obligations over the next 12 months and the remaining over the next few years thereafter.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2023
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 5 — Inventories
The following table summarizes the components of inventory:

	March 31, 2023	December 31, 2022
Raw materials and supplies	$292.5	$218.9
Work in process	162.5	57.8
Finished goods	146.8	81.2
Total inventories, net	$601.8	$357.9
The allowance for excess and obsolete inventory balance at March 31, 2023 and December 31, 2022 was $8.3 and $8.2, respectively.
NOTE 6 — Leases
Lessee Accounting
The Company leases certain office spaces, warehouses, facilities, vehicles and equipment. Our leases have maturity dates ranging from May 2023 to November 2034. Leases with an initial term of twelve months or less are not recorded on the balance sheet. Operating lease ROU assets are classified as property, plant and equipment, net in the condensed consolidated balance sheets. Finance lease ROU assets are classified as other assets in the condensed consolidated balance sheets. Operating lease liabilities are classified as operating lease liabilities, current and operating lease liabilities, non-current. Finance lease liabilities are classified as other current liabilities and other long-term liabilities in the consolidated balances sheets.
We incurred $5.1 and $3.4 of rental expense under operating leases for the three months ended March 31, 2023 and 2022, respectively. Certain operating leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight-line basis over the minimum lease term. Adjustments for straight-line rental expense for the respective periods was not material and as such, the majority of expense recognized was reflected in cash provided by operating activities for the respective periods. This expense consisted primarily of payments for base rent on building and equipment leases. Payments related to short-term lease costs and taxes and variable service charges on leased properties were immaterial. In addition, we have the right, but no obligation, to renew certain leases for various renewal terms.
We incurred $0.1 and $0.1 of finance lease interest for the three months ended March 31, 2023 and 2022, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2023
(Dollars and shares in millions, except per share amounts) – Continued

The following table presents the lease balances within our condensed consolidated balance sheets, weighted average remaining lease term and weighted average discount rates related to our leases:

Lease Assets and Liabilities	March 31, 2023	December 31, 2022
Assets
Operating lease, net	$65.9	$21.1
Finance lease, net	11.2	3.0
Total lease assets	$77.1	$24.1

Liabilities
Current:
Operating lease liabilities	$14.3	$5.4
Finance lease liabilities	2.5	1.7
Non-current:
Operating lease liabilities	52.0	15.6
Finance lease liabilities	$8.8	1.5
Total lease liabilities	$77.6	$24.2

Weighted-average remaining lease terms
Operating leases	5.1 years
Finance leases	5.8 years
Weighted-average discount rate
Operating leases	9.4%
Finance leases	6.5%
The following table summarizes future minimum lease payments for non-cancelable operating leases and for finance leases as of March 31, 2023:

	Finance	Operating
2023	$2.4	$15.4
2024	2.5	19.3
2025	1.4	15.3
2026	1.2	10.6
2027	1.1	7.3
Thereafter (1)	2.7	20.4
Total future minimum lease payments	$11.3	$88.3
_______________
(1)     As of March 31, 2023, future minimum lease payments for non-cancelable operating leases for the period subsequent to 2027 relate to twenty leased facilities.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2023
(Dollars and shares in millions, except per share amounts) – Continued

Lessor Accounting
We lease equipment manufactured by Chart primarily through our Cryo-Lease program as sales-type and operating leases. As of March 31, 2023 and December 31, 2022, our short-term net investment in sales-type leases was $16.3 and $14.5, respectively, and is included in other current assets in our condensed consolidated balance sheets. Our long-term net investment in sales type leases was $50.6 and $44.3 as of March 31, 2023 and December 31, 2022, respectively, and is included in other assets in our condensed consolidated balance sheets. For sales type leases, interest income was $0.7 and $0.5 in the condensed consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2023 and 2022, respectively.
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
The following table represents sales from sales-type and operating leases:

	Three Months Ended March 31,
	2023	2022
Sales-type leases	$12.7	$5.3
Operating leases	1.2	1.0
Total sales from leases	$13.9	$6.3
The following table represents scheduled payments for sales-type leases:

March 31, 2023
2023	$11.7
2024	16.9
2025	16.9
2026	13.8
2027	7.4
Thereafter	13.0
Total	79.7
Less: unearned income	12.8
Total	$66.9
The following table represents the cost of equipment leased to others:

	March 31, 2023	December 31, 2022
Equipment leased to others, cost	$19.0	$17.3
Less: accumulated depreciation	3.6	3.1
Equipment leased to others, net	$15.4	$14.2

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2023
(Dollars and shares in millions, except per share amounts) – Continued

The following table represents payments due for operating leases:

March 31, 2023
2023	$0.6
2024	0.1
2025	0.1
2026	0.1
2027	—
Thereafter	—
Total	$0.9
NOTE 7 — Goodwill and Intangible Assets
Goodwill
The following table represents the changes in goodwill by segment:

	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Unallocated (3)	Consolidated
Balance at December 31, 2022	$79.1	$430.5	$304.0	$178.4	$—	$992.0
Goodwill acquired during the period (1)	—	—	—	—	1,938.3	1,938.3
Foreign currency translation adjustments and other	1.8	1.0	—	—	—	2.8
Purchase price adjustments (2)	—	—	0.1	—	—	0.1
Balance at March 31, 2023	$80.9	$431.5	$304.1	$178.4	$1,938.3	$2,933.2

Accumulated goodwill impairment loss at December 31, 2022	$23.5	$49.3	$35.8	$20.4	$—	$129.0
Impairment loss	—	—	—	—	—	—
Accumulated goodwill impairment loss at March 31, 2023	$23.5	$49.3	$35.8	$20.4	$—	$129.0
_______________
(1)Goodwill acquired during the period was $1,938.3. All goodwill acquired during the period related to the Howden Acquisition.
(2)During the first three months of 2023, we recorded purchase price adjustments that increased goodwill by $0.1 in our Specialty Products segment related to the 2022 acquisition of Fronti Fabrications, Inc. (“Fronti”). For further information regarding goodwill acquired and the purchase price adjustments during the period refer to Note 13, “Business Combinations.”
(3)As discussed in Note 13, “Business Combinations”, on March 17, 2023, we acquired Howden. A preliminary goodwill balance of $1,938.3 was recognized for the excess of the consideration transferred over the net assets acquired. Goodwill resulting from this transaction has not yet been allocated at the reporting unit level, but will be allocated to the reporting units when the purchase price allocation is finalized during the measurement period and an analysis has been completed to determine an appropriate allocation based on the relative fair value of each of these reporting units.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2023
(Dollars and shares in millions, except per share amounts) – Continued

Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill) (1):

		March 31, 2023		December 31, 2022
	Weighted-average Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	11 years	$1,626.0	$(115.2)	$311.5	$(104.6)
Unpatented technology	13 years	522.1	(50.3)	202.5	(44.8)
Patents and other	3 years	366.4	(7.7)	6.8	(2.0)
Trademarks and trade names	16 years	2.9	(1.8)	2.5	(1.7)
Land use rights	50 years	10.5	(1.8)	10.4	(1.7)
Total finite-lived intangible assets	10 years	2,527.9	(176.8)	533.7	(154.8)
Indefinite-lived intangible assets:
Trademarks and trade names (2)		754.7	—	156.4	—
Total intangible assets		$3,282.6	$(176.8)	$690.1	$(154.8)
_______________
(1)Amounts include the impact of foreign currency translation. Fully amortized or impaired amounts are written off.
(2)Accumulated indefinite-lived intangible assets impairment loss was $16.0 at both March 31, 2023 and December 31, 2022.
Amortization expense for intangible assets subject to amortization was $21.8 and $10.1 for the three months ended March 31, 2023 and 2022, respectively. We estimate amortization expense to be recognized during the next five years as follows:

For the Year Ending December 31,
2023	$241.7
2024	321.2
2025	320.2
2026	218.5
2027	194.8
Government Grants
During the fourth quarter of 2021, we were selected by the U.S. Department of Energy (“DOE”) for funding of up to $5.0 to engineer and build our Cryogenic Carbon CaptureTM system for a cement plant. During the project’s duration, the DOE shall reimburse us in cash for approved expenses we incur. This project began on February 1, 2022, at which point expenses incurred may be submitted for reimbursement. The agreement will be effective until April 30, 2025. We have not yet received any funding for this grant.
We received certain government grants related to land use rights for capacity expansion in China (“China Government Grants”). China Government Grants are generally recorded in other current liabilities and other long-term liabilities in the unaudited condensed consolidated balance sheets and generally recognized into income over the useful life of the associated assets (10 to 50 years).
China Government Grants are presented in our unaudited condensed consolidated balance sheets as follows:

	March 31, 2023	December 31, 2022
Current	$0.5	$0.5
Long-term	6.1	6.1
Total China Government Grants	$6.6	$6.6

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2023
(Dollars and shares in millions, except per share amounts) – Continued

We also received government grants from certain local jurisdictions within the United States, which are recorded in other assets in the condensed consolidated balance sheets and were not significant for the periods presented.
NOTE 8 — Investments
Equity Method Investments
The following table represents the activity in equity method investments:

Equity Method Investments (1) (2) (3)
Balance at December 31, 2022	$93.0
New investments (4)	12.4
Equity in loss of unconsolidated affiliates	(0.5)
Foreign currency translation adjustments and other	(0.2)
Balance at March 31, 2023	$104.7
_______________
(1)Cryomotive: Our equity method investment in Cryomotive GmbH (“Cryomotive”) was $5.1 and $4.9 at March 31, 2023 and December 31, 2022, respectively. Equity in earnings (loss) of unconsolidated affiliates, net of this investment was $0.1 and $(0.5) for the three months ended March 31, 2023 and 2022, respectively, and is classified in equity in loss of unconsolidated affiliates, net in the condensed consolidated statements of operations and comprehensive (loss) income. The remaining change in fair value during the current period was attributable to an immaterial gain on foreign currency translation.
(2)HTEC: Our equity method investment in HTEC Hydrogen Technology & Energy Corporation (“HTEC”) was $79.7 and $80.8 at March 31, 2023 and December 31, 2022, respectively. Equity in loss of unconsolidated affiliates, net of this investment was $(1.0) and $(0.3) for the three months ended March 31, 2023 and 2022, respectively. The remaining change in fair value during the current period was attributable to an immaterial loss on foreign currency translation.
(3)Hudson Products: Also included in our equity method investments is a 50% ownership interest in a joint venture with Hudson Products de Mexico S.A. de CV which totaled $4.3 and $4.0 at March 31, 2023 and December 31, 2022, respectively. This investment is operated and managed by our joint venture partner and as such, we do not have control over the joint venture and therefore it is not consolidated. We recognized equity in earnings of unconsolidated affiliates, net of this investment of $0.3 and $0.3 for the three months ended March 31, 2023 and 2022, respectively.
Liberty LNG: Additionally, we have a 25% ownership interest in Liberty LNG, which totaled $3.0 and $2.9 at March 31, 2023 and December 31, 2022, respectively. We recognized equity in earnings of unconsolidated affiliates, net of this investment of $0.1 and $0.1 for the three months ended March 31, 2023 and 2022, respectively.
We have another immaterial investment in an unconsolidated affiliate of $0.4 for all periods presented.
(4)Hylium Industries: During the first quarter of 2023, we completed an investment for a 50% ownership interest in Hylium Industries, Inc. (“Hylium”) for $2.3. Our equity method investment in Hylium was $2.2 at March 31, 2023. The change in fair value during the current period was attributable to an immaterial loss on foreign currency translation.
L&T Howden Private Ltd ("LTH"): In connection with the Howden Acquisition, we recorded a 49.9% ownership interest in a joint venture in L&T Howden Private Ltd at a fair value of $10.1. Our equity method investment in LTH was $10.0 at March 31, 2023. Equity in earnings, net of this investment was $0.0 in the period ended March 31, 2023, and is classified in equity in loss of unconsolidated affiliates, net in the condensed consolidated statement of operations for the three months ended March 31, 2023. The change in fair value during the current period was attributable to an immaterial loss on foreign currency translation.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2023
(Dollars and shares in millions, except per share amounts) – Continued

Investments in Equity Securities
The following table summarizes the components of our investments in equity securities:

	Investment in Equity Securities, Level 1 (1)	Investment in Equity Securities, Level 2 (1)	Investments in Equity Securities, All Others (2)	Investments Total
Balance at December 31, 2022	$17.2	$7.8	$71.5	$96.5
Decrease in fair value of investments in equity securities	0.5	(2.5)	—	(2.0)
Foreign currency translation adjustments and other	0.2	—	(0.1)	0.1
Balance at March 31, 2023	$17.9	$5.3	$71.4	$94.6
_______________
(1)McPhy: Investment in equity securities Level 1 includes our investment in McPhy (Euronext Paris: MCPHY - ISIN; FR001742329). McPhy’s common stock trades on the Euronext Paris stock exchange and therefore we measure our investment in McPhy using Level 1 fair value inputs. The fair value of our investment in McPhy was $17.9 and $17.2 at March 31, 2023 and December 31, 2022, respectively. We recognized an unrealized gain of $0.5 and an unrealized loss of $3.7 in our investment in McPhy for the three months ended March 31, 2023 and 2022, respectively.
Stabilis: Investment in equity securities Level 2 includes our investment in Stabilis Energy, Inc. (NasdaqCM: SLNG) (“Stabilis”). Stabilis represents an instrument with quoted prices that trades less frequently than certain of our other exchange-traded instruments and therefore we measure our investment in Stabilis using Level 2 fair value inputs. The fair value of our investment in Stabilis was $5.3 and $7.8 at March 31, 2023 and December 31, 2022, respectively. We recognized an unrealized loss of $2.5 and an unrealized gain of $1.1 for the three months ended March 31, 2023 and 2022, respectively, in our investment in Stabilis.
(2)Transform: The fair value of our investment in Transform Materials LLC (“Transform Materials”) was $25.1 at both March 31, 2023 and December 31, 2022.
Svante: The fair value of our investment in Svante Inc. (“Svante”) was $38.5 at both March 31, 2023 and December 31, 2022.
Hy24: Our investment in Hy24 is measured at fair value using the net asset value (“NAV”) per share practical expedient and is not classified in the fair value hierarchy. The fair value of our investment in the Hy24 was $0.8 and $0.9 at March 31, 2023 and December 31, 2022, respectively. See “Hy24 (f/k/a FiveT Hydrogen Fund)” below for further information.
Gold Hydrogen LLC: The fair value of our investment in Gold Hydrogen was $2.0 at both March 31, 2023 and December 31, 2022, respectively.
Avina: During the fourth quarter of 2022, we completed an investment in Avina Clean Hydrogen Inc. (“Avina”) in the amount of $5.0. The fair value of our investment in Avina was $5.0 at both March 31, 2023 and December 31, 2022, respectively.
Our investments in Transform Materials, Svante, Hy24, Gold Hydrogen and Avina represent equity instruments without a readily determinable fair value. These investments are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2023
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
Accounting Treatment of Put and Call Options
We record the Put and Call Options (together “the Options”) at fair value and record any change in fair value through earnings at each reporting period. The fair value of the Options was not material on March 31, 2023.
Hy24 (f/k/a FiveT Hydrogen Fund)
As previously announced on April 5, 2021, we were admitted as an anchor investor in Hy24 (the “Hydrogen Fund”). Hy24 is a joint venture between Ardian, Europe’s largest private investment house with managed assets of approximately $150 billion, and FiveT Hydrogen, a new investment manager specialized purely on clean hydrogen investments. As discussed in the “Investments in Equity Securities” section above, our investment to date is euro 0.7 million, making our unfunded commitment euro 49.3 million. During the three months ended March 31, 2023 there was a return of capital of $0.2 from Hy24.
The fund manager of the Hydrogen Fund (the “Management Company”) established a Limited Partners Advisory Committee (the “LPAC”) which consults with and helps advise the Management Company with respect to certain key decisions governing the fund that the Management Company shall make. The LPAC is comprised of up to fifteen (15) members, the majority of whom are chosen by certain industrial investors and who are (i) representatives of the anchor investors and (ii) subject to any remaining available seats, representatives of the non-anchor investors selected by the Management Company.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2023
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2023
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 9 — Debt and Credit Arrangements
Summary of Outstanding Borrowings
The following table represents the components of our borrowings:

	March 31, 2023	December 31, 2022
Senior secured and senior unsecured notes:
Principal amount, senior secured notes due 2030 (1)	$1,460.0	$1,460.0
Principal amount, senior unsecured notes due 2031 (1)	510.0	510.0
Unamortized discount	(29.2)	(29.9)
Unamortized debt issuance costs	(35.8)	(4.8)
Senior secured and senior unsecured notes, net of unamortized discount and debt issuance costs	1,905.0	1,935.3

Senior secured revolving credit facilities and term loan:
Term loan due March 2030 (2)	1,534.8	—
Senior secured revolving credit facility due October 2026 (3) (4)	697.2	104.5
Unamortized discount	(37.5)	—
Unamortized debt issuance costs	(33.3)	—
Senior secured revolving credit facility and term loan, net of unamortized discount and debt issuance costs	2,161.2	104.5

Convertible notes due November 2024:
Principal amount	258.8	258.8
Unamortized debt issuance costs	(1.6)	(1.9)
Convertible notes due November 2024, net of unamortized debt issuance costs	257.2	256.9

Other debt facilities (6)	1.6	—

Total debt, net of unamortized debt issuance costs	4,325.0	2,296.7
Less: current maturities (5)	273.4	256.9
Long-term debt	$4,051.6	$2,039.8
_______________
(1)The senior secured notes due 2030 (the “Secured Notes”) and senior unsecured notes due 2031 (the “Unsecured Notes”) bear interest at rates of 7.500% and 9.500% per year, respectively. Interest is payable semi-annually on January 1 and July 1 of each year, commencing July 1, 2023. The Secured Notes mature on January 1, 2030, and the Unsecured Notes mature on January 1, 2031.
(2)The term loan due March 2030 was drawn prior to March 31, 2023 in conjunction with the Howden Acquisition. As of March 31, 2023, there were $1,534.8 in borrowings outstanding under the term loan due March 2030 bearing an interest rate of 8.6%. See below for more information.
(3)As of March 31, 2023, there were $697.2 in borrowings outstanding under the senior secured revolving credit facility due October 2026 bearing an interest rate of 5.0% (3.4% as of December 31, 2022) and $265.8 in letters of credit and bank guarantees outstanding supported by the senior secured revolving credit facility due 2026. As of March 31, 2023, the senior secured revolving credit facility due 2026 had availability of $37.0.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2023
(Dollars and shares in millions, except per share amounts) – Continued

(4)A portion of borrowings outstanding under our senior secured revolving credit facility due 2026 are denominated in euros (“EUR Revolver Borrowings”). EUR Revolver Borrowings outstanding were euro 94.0 million (equivalent to $102.2) at March 31, 2023 and euro 98.0 million (equivalent to $104.5) at December 31, 2022. During the three months ended March 31, 2023 and 2022, we recognized an unrealized foreign currency loss of $1.7 and an unrealized foreign currency gain of $0.9, respectively, relative to the translation of the EUR Revolver Borrowings outstanding. This unrealized foreign currency loss (gain) is classified within foreign currency (gain) loss in the condensed consolidated statements of operations and comprehensive (loss) income for all periods presented.
(5)Our convertible notes due November 2024, net of unamortized debt issuance costs, are included in current maturities for both periods presented. Also included in current maturities for the current period is $14.6 related to the short-term portion of the term loan due March 2030 and $1.6 of other current maturities.
(6)Other debt facilities relate to a small number of local debt facilities that we assumed through the Howden Acquisition.
Senior Secured and Unsecured Notes
On December 22, 2022, we completed the issuance and sale of (i) $1,460.0 aggregate principal amount of 7.500% Secured Notes at an issue price of 98.661% and (ii) $510.0 aggregate principal amount of 9.500% Unsecured Notes (together with the Secured Notes, the “Notes”), at an issue price of 97.949%. The Notes were issued to finance the Howden Acquisition. Chart deposited the gross proceeds from the offering of each series of Notes into an escrow account (each, an “Escrow Account”). The funds were held in the respective Escrow Account until certain release conditions were met including the consummation of the Howden Acquisition (the “Escrow Release Conditions”). As such, the proceeds were presented separately from cash and cash equivalents as restricted cash in the December 31, 2022 condensed consolidated balance sheet.
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
We recorded a $30.0 debt discount and $36.8 in deferred debt issuance costs associated with the Notes, which are being amortized over the term of the Notes using the effective interest method. We incurred and paid $32.0 of deferred debt issuance costs during the three months ended March 31, 2023. We recorded $1.0 in financing costs amortization associated with the Notes for the three months ended March 31, 2023.
The following table summarizes the interest accretion of the Notes discount and contractual interest coupon associated with the Notes:

Three Months Ended March 31, 2023
Notes, interest accretion of senior notes discount	$0.7
Secured Notes, 7.5% contractual interest coupon	27.4
Unsecured Notes, 9.5% contractual interest coupon	12.1
Notes, total interest expense	$40.2

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2023
(Dollars and shares in millions, except per share amounts) – Continued

Senior Secured Revolving Credit Facility and Term Loan
Senior Secured Revolving Credit Facility
On November 21, 2022, we entered into an amendment (“Amendment No. 1”) to our fifth amended and restated revolving credit agreement dated as of October 18, 2021 (as amended by Amendment No. 1, the “Credit Agreement”), which amended our senior secured revolving credit facility (“SSRCF”). The Credit Agreement provides for a Senior Secured Revolving Credit Facility (the “Amended SSRCF”), which matures on October 19, 2026.
•The Amended SSRCF has a borrowing capacity of $1,000.0 and includes a sub limit for letters of credit that is the greater of (x) $350.00 and (y) $150.00 plus (1) the Dollar Amount (as of the Amended Closing Date) of the Assumed Letters of Credit plus (2) the Dollar Amount of any Letters of Credit issued on the Amendment Closing Date, a $200.0 sub limit for discretionary letters of credit and a $100.0 sub-limit for swingline loans.
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
•The Amended SSRCF bears interest at a base rate plus an applicable margin determined on a leveraged-based scale which (before giving effect to the sustainability pricing adjustments described below) ranges from 25 to 125 basis points for base rate loans and 125 to 225 basis points for SOFR loans.
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
•Interest and fees are payable on a quarterly basis (or if earlier, at the end of each interest period for SOFR loans).
Significant financial covenants for the Amended SSRCF include financial maintenance covenants that, as of the last day of any fiscal quarter ending on and after September 30, 2021, (i) require the ratio of the amount of Chart and its subsidiaries’ consolidated total net indebtedness to consolidated EBITDA to be less than the Maximum Total Net Leverage Ratio Levels and (ii) require the ratio of the amount of Chart and its subsidiaries’ consolidated EBITDA to consolidated cash interest expense to be greater than the Minimum Interest Coverage Ratio Levels. The Amended SSRCF includes a number of other customary covenants including, but not limited to, restrictions on our ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations and pay dividends or distributions. At March 31, 2023, we were in compliance with all covenants.
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
During 2022, we recorded $1.5 in deferred debt issuance costs related to the Amended SSRCF and included $7.1 in unamortized debt issuance costs from previous credit facilities.
On March 16, 2023, we entered into an amendment (“Amendment No. 2”) under the Credit Agreement. Amendment No. 2 updates the benchmark interest rate provisions to replace the London interbank offered rate (LIBOR) with a term rate based on the Secured Overnight Financing Rate (Term SOFR) as the reference rate for purposes of calculating interest under the terms of the Credit Agreement.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2023
(Dollars and shares in millions, except per share amounts) – Continued

During the first three months of 2023, we recorded $0.4 in deferred debt issuance costs related to Amendment No. 2 and Amendment No. 3 further described under “Term Loan” below. Deferred debt issuance costs related to the Amended SSRCF are presented in other assets in the condensed consolidated balance sheets and are being amortized over the five-year term of the Amended SSRCF. At March 31, 2023 and December 31, 2022, unamortized debt issuance costs associated with the Amended SSRCF were $8.2 and $8.4, respectively.
Term Loan
On March 17, 2023, we entered into an amendment (“Amendment No. 3”) under the Credit Agreement (as amended by Amendment No. 1, dated as of November 21, 2022, Amendment No. 2, dated as of March 16, 2023, and as further amended, restated, supplemented or otherwise modified from time to time, the “Amended Credit Agreement”), and in connection with the Howden Acquisition, we borrowed incremental term loans in the aggregate principal amount of $1,534.8 under the Amended Credit Agreement, which mature on March 18, 2030 (“Term Loan”). The Term Loan bears interest at the Term SOFR Rate plus 0.10%, plus an applicable margin of 3.75%, provided that if the adjusted rate is less than 0.50%, the rate will be deemed to be 0.50%, and are payable in equal quarterly installments beginning on June 30, 2023 in an amount equal to 0.25% of the aggregate principal amount.
Chart may elect the interest rate for Term Loan equal to (i) Adjusted Term SOFR (Term SOFR plus a credit spread adjustment of 0.10%; provided that Adjusted Term SOFR shall not be less than 0.50%) plus the Applicable Margin (3.75%), or (ii) the Alternate Base Rate (a rate per annum equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal in the U.S. as the prime rate, (b) the NYFRB Rate in effect plus 0.50%, (c) Adjusted Term SOFR for a one month Interest Period plus 1.00%, and (d) 1.50%) plus the Applicable Margin (2.75%). Chart may elect interest periods of 1, 3, or 6 months. Interest shall be payable in arrears for (a) for loans accruing interest at a rate based on Adjusted Term SOFR, at the end of each interest period and, for interest periods of greater than three months, every three months, and on the applicable maturity date and (b) for loans accruing interest based on the Alternate Base Rate, quarterly in arrears and on the applicable maturity date.
The allowance of incremental facilities is substantially identical to those in the Amended SSRCF, except (i) to permit the incurrence of a standalone letter of credit facility and (ii) that if the yield of any incremental facility that is in a U.S. dollar denominated term loan facility that is secured by liens on the collateral that is incurred within twelve months after the Closing Date, the applicable margins for the Term Loan may increase under certain circumstances. Additionally, the refinancing facilities are substantially identical to those set forth in the Amended SSRCF.
Prepayments are mandatory only in the following circumstances: (i) unless the net cash proceeds are reinvested (or committed to be reinvested) in the business within 12 months, and if so committed to be reinvested, are actually reinvested within 6 months after the initial 12-month period, after certain non-ordinary course asset sales or other non-ordinary course dispositions of property occur, (ii) 50% of excess cash flow of Chart and its subsidiaries shall be used to prepay the Term Loan, and (iii) 100% of the net cash proceeds of issuances of debt obligations of Chart and our restricted subsidiaries after the Closing Date.
Chart may prepay the Term Loan in whole or in part at any time without penalty or premium, with the exception of a repricing event with respect to all or any portion of the Term Loan that occurs on or before the date that is six months after the Closing Date.
The Term Loan will be equal in right of payment with any other senior indebtedness of Chart and, if needed, shall be subject to an equal intercreditor agreement with respect to the Amended SSRCF.
The Term Loan is guaranteed by each wholly-owned domestic subsidiary that is also a guarantor under the Amended SSRCF.
Significant financial covenants and customary events of default for the Term Loan are substantially identical to those in the Amended SSRCF.
We recorded $37.6 in debt discount and $33.5 in deferred debt issuance costs associated with the Term Loan, which are being amortized over the applicable term using the effective interest method. We recorded $0.1 in interest accretion of the Term Loan discount for the three months ended March 31, 2023.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2023
(Dollars and shares in millions, except per share amounts) – Continued

The following table summarizes interest expense and financing costs amortization related to the Amended SSRCF and Term Loan:

	Three Months Ended March 31,
	2023	2022
Interest expense, senior secured revolving credit facility due October 2026	$2.6	$3.3
Interest expense, term loan due March 2030	5.5	—
Interest expense, senior secured revolving credit facility due October 2026 and term loan due March 2030	$8.1	$3.3

Financing costs amortization, senior secured revolving credit facility due October 2026	$0.6	$0.5
Financing costs amortization, term loan due March 2030	0.1	—
Financing costs amortization, senior secured revolving credit facility due October 2026 and term loan due March 2030	$0.7	$0.5
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
The initial conversion rate for the 2024 Notes is 17.0285 shares of common stock (subject to adjustment as provided for in the Indenture) per $1,000 principal amount of the 2024 Notes, which is equal to an initial conversion price of approximately $58.725 per share, representing a conversion premium of approximately 35% above the closing price of our common stock of $43.50 per share on October 31, 2017. In addition, following certain corporate events that occur prior to the maturity date as described in the Indenture, we will pay a make-whole premium by increasing the conversion rate for a holder who elects to convert its 2024 Notes in connection with such a corporate event in certain circumstances. For purposes of calculating earnings per share, if the average market price of our common stock exceeds the applicable conversion price during the periods reported, shares contingently issuable under the 2024 Notes will have a dilutive effect with respect to our common stock. Since our closing common stock price of $125.40 at the end of the period exceeded the conversion price of $58.725, the if-converted value exceeded the principal amount of the 2024 Notes by approximately $293.78 at March 31, 2023. As described below, we entered into convertible note hedge transactions, which are expected to reduce the potential dilution with respect to our common stock upon conversion of the 2024 Notes.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2023
(Dollars and shares in millions, except per share amounts) – Continued

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
As of April 1, 2023, the 2024 Notes continue to be convertible at the option of the shareholders. This conversion right, which will remain available until June 30, 2023, was triggered since the closing price of our common stock was greater than or equal to $76.3425 (130% of the conversion price of the 2024 Notes) for at least 20 trading days during the last 30 trading days ending on March 31, 2023. Since the holders of the 2024 Notes could potentially convert their 2024 Notes at their option during the three month period subsequent to March 31, 2023, the $258.8 principal amount of the 2024 Notes was classified as a current liability in the unaudited condensed consolidated balance sheet at March 31, 2023. As of December 31, 2022, the 2024 Notes were convertible at the option of the holders, and the liability component of the 2024 Notes was classified as a current liability. We will reassess the convertibility of the 2024 Notes and the related balance sheet classification on a quarterly basis. There have been no significant conversions as of the date of this filing.
The following table summarizes 1.0% contractual interest coupon and financing costs amortization associated with the 2024 Notes:

	Three Months Ended March 31,
	2023	2022
2024 Notes, 1.0% contractual interest coupon	$0.6	$0.6

2024 Notes, financing costs amortization	$0.2	$0.2
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2023
(Dollars and shares in millions, except per share amounts) – Continued

Committed Bridge Loan Facility
We have no borrowings outstanding on the Bridge Facility and did not draw on the Bridge Facility as we secured permanent financing prior to the close of the Howden Acquisition. On November 8, 2022, in connection with the execution of the agreement to acquire Howden, the Company entered into a debt commitment letter with JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc. (the “Commitment Parties”), pursuant to which, and subject to the terms and conditions, the Commitment Parties agreed to provide approximately $3.375 billion in aggregate principal amount of senior bridge loans under a 364-day senior bridge loan credit facility. As of December 31, 2022, the remaining availability on the Bridge Facility was amended to $1,467.1. There is no remaining availability as of the close of the Howden Acquisition and the Bridge Facility has been terminated as we secured permanent financing.
Additional Bridge Facility fees of $26.1 were incurred during the first quarter of 2023 upon successful closing of the Howden Acquisition and classified in acquisition related finance fees in the condensed consolidated statement of operations for three months ended March 31, 2023. We incurred $29.5 in Bridge Facility fees during the three months ended December 31, 2022 and paid the total of $55.6 in Bridge Facility fees at the close of the Howden Acquisition.
Interest Expense, Net
Gross interest expense for the three months ended March 31, 2023 was $48.2 and included $27.4, $12.1 and $5.5 in interest related to our Secured Notes, Unsecured Notes and Term Loan, respectively. Gross interest expense for the three months ended March 31, 2023 included $0.6 interest expense related to our convertible notes due November 2024 and $2.6 in interest related to borrowings on our senior secured revolving credit facility due 2026.
The increase in gross interest expense was partially offset by $20.1 in interest income earned from deposit of proceeds from the senior secured notes due 2030, senior unsecured notes due 2031, common stock and preferred stock offerings into interest bearing accounts until the consummation of the Howden Acquisition.
Foreign Facilities
In various markets where we do business, we have local credit facilities to meet local working capital demands, fund letters of credit and bank guarantees, and support other short-term cash requirements. The facilities generally have variable interest rates and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. We are permitted to borrow up to USD equivalent $96.3 under certain of our foreign facilities. As of March 31, 2023 and December 31, 2022 there were no borrowings outstanding under these facilities.
Certain of our foreign facilities allow us to request bank guarantees and letters of credit. None of these facilities allow revolving credit borrowings. We have foreign letters of credit and bank guarantees that totaled USD equivalent $117.0 and $45.7 as of March 31, 2023 and December 31, 2022, respectively.
Restricted Cash
As of March 31, 2023 we had $2.5 cash classified as restricted cash on our condensed consolidated balance sheet. As of December 31, 2022 we had restricted cash of $1,941.7 from the proceeds of the Secured Notes and Unsecured Notes which was used to fund the Howden Acquisition.
Fair Value Disclosures
The fair value of the 2024 Notes was approximately 218% and 201% of their par value as of March 31, 2023 and December 31, 2022, respectively. The fair value of the Secured Notes and Unsecured Notes was approximately 103% and 106%, respectively, of their par value as of March 31, 2023 and 101% and 103%, respectively, of their par value as of December 31, 2022. The fair value of the Term Loan was approximately 100% of its par value as of March 31, 2023. The 2024 Notes, Secured Notes, Unsecured Notes and Term Loan are actively quoted instruments and, accordingly, their fair values were determined using Level 1 inputs.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2023
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 10 — Shareholders' Equity
Series B Mandatory Convertible Preferred Stock
On December 13, 2022, we completed a preferred stock offering, through which Chart issued and sold 8.050 million depositary shares, each representing a 1/20th interest in a share of Chart’s 6.75% Series B Mandatory Convertible Preferred Stock, liquidation preference $1,000.00 per share, par value $0.01 per share (the “Mandatory Convertible Preferred Stock”). The amount issued included 1.050 million depositary shares issued pursuant to the exercise in full of the option granted to the underwriters to purchase additional depositary shares. We received gross proceeds of $402.5 from the issuance of shares less $14.4 of equity issuance costs. The proceeds were used to fund our Howden Acquisition.
Dividends: Dividends on the Mandatory Convertible Preferred Stock will be payable on a cumulative basis when, as and if declared at an annual rate of 6.75% on the liquidation value of $1,000 per share. Chart may pay declared dividends in cash or, subject to certain limitations, in shares of common stock, or in any combination of cash and shares of common stock on March 15, June 15, September 15 and December 15 of each year, commencing on March 15, 2023 and ending on, and including, December 15, 2025. The accumulated but undeclared amount of dividends as of March 31, 2023 and December 31, 2022 was $1.3 and $1.4, respectively, and was treated as a reduction to income attributable to common shareholders in the computation of earnings per share.
Mandatory Conversion: Unless earlier converted, each share of the Mandatory Convertible Preferred Stock will automatically convert on the mandatory conversion date, which is expected to be December 15, 2025, into not less than 7.0520 and not more than 8.4620 shares of common stock per share of Mandatory Convertible Preferred Stock, depending on the applicable market value and subject to certain anti-dilution adjustments. Correspondingly, the conversion rate per depositary share will be not less than 0.3526 and not more than 0.4231 shares of common stock per depositary share. The conversion rate will be determined based on a preceding 20-day volume-weighted-average-price of common stock.
The following table illustrates the conversion rate per share of the Mandatory Convertible Preferred Stock, subject to certain anti-dilution adjustments, based on the applicable market value of the common stock:

Applicable Market Value of Common Stock	Conversion Rate per Share of Mandatory Convertible Preferred Stock
Greater than $141.8037 (threshold appreciation price)	7.0520 shares of common stock
Equal to or less than $141.8037 but greater than or equal to $118.1754	Between 7.0520 and 8.4620 shares of common stock, determined by dividing 1000 by the applicable market value
Less than $118.1754 (initial price)	8.4620 shares of common stock
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
Optional Conversion of the Holder: Other than during a fundamental change conversion period, at any time prior to December 15, 2025, a holder of the Mandatory Convertible Preferred Stock may elect to convert such holder’s shares of Mandatory Convertible Preferred Stock, in whole or in part, at the Minimum Conversion Rate of 7.0520 shares of common stock per share of Mandatory Convertible Preferred Stock (equivalent to 0.3526 shares of common stock per depositary share), subject to certain anti-dilution and other adjustments. Because each depositary share represents a 1/20th fractional interest in a share of Mandatory Convertible Preferred Stock, a holder of depositary shares may convert its depositary shares only in lots of 20 depositary shares.
Fundamental Change Conversion: If a fundamental change occurs on or prior to December 15, 2025, holders of the Mandatory Convertible Preferred Stock will have the right to convert their shares of Mandatory Convertible Preferred Stock, in whole or in part, into shares of common stock at the fundamental change conversion rate during the period beginning on, and

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2023
(Dollars and shares in millions, except per share amounts) – Continued

including, the effective date of such fundamental change and ending on, and including, the earlier of (a) the date that is 20 calendar days after such effective date (or, if later, the date that is 20 calendar days after holders receive notice of such fundamental change) and (b) December 15, 2025. Holders who convert shares of the Mandatory Convertible Preferred Stock during that period will also receive a make-whole dividend amount comprised of a fundamental change dividend make-whole amount, and to the extent there is any, the accumulated dividend amount. Because each depositary share represents a 1/20th fractional interest in a share of the Series B Preferred Stock, a holder of depositary shares may convert its depositary shares upon a fundamental change only in lots of 20 depositary shares.
Ranking: The Mandatory Convertible Preferred Stock, with respect to anticipated dividends and distributions upon Chart’s liquidation or dissolution, or winding-up of Chart’s affairs, ranks or will rank:
•senior to our common stock and each other class or series of capital stock issued after the initial issue date of the Mandatory Convertible Preferred Stock, the terms of which do not expressly provide that such capital stock ranks either senior to the Mandatory Convertible Preferred Stock or on a parity with Mandatory Convertible Preferred Stock;
•equal with any class or series of capital stock issued after the initial issue date the terms of which expressly provide that such capital stock will rank equal with the Mandatory Convertible Preferred Stock;
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
Voting Rights: Holders of Mandatory Convertible Preferred Stock generally will not have voting rights. Whenever dividends on shares of Mandatory Convertible Preferred Stock have not been declared and paid for six or more dividend periods (including, for the avoidance of doubt, the dividend period beginning on, and including, the initial issue date and ending on, but excluding, March 15, 2023), whether or not for consecutive dividend periods, the holders of such shares of Mandatory Convertible Preferred Stock, voting together as a single class with holders of all other series of voting preferred stock of equal rank, then outstanding, will be entitled at our next annual or special meeting of stockholders to vote for the election of a total of two additional members of our board of directors, subject to certain limitations. This right will terminate if and when all accumulated and unpaid dividends have been paid in full, or declared and a sum sufficient for such payment shall have been set aside. Upon such termination, the term of office of each preferred stock director so elected will terminate at such time and the number of directors on our board of directors will automatically decrease by two, subject to the revesting of such rights in the event of each subsequent nonpayment.
Embedded Derivatives: There are no material embedded derivatives that meet the criteria for bifurcation and separate accounting pursuant to ASC 815-15, Embedded Derivatives.
Common Stock
On December 13, 2022, we completed a public offering (the “2022 Equity Offering”), through which Chart issued and sold 5.924 million shares of common stock, $0.01 par value per share. We received gross proceeds of $700.0 from the issuance of shares less $24.9 of equity issuance costs. The proceeds were used to fund our Howden Acquisition.
On January 10, 2023, we completed a public offering (the “Partial Greenshoe”), through which Chart issued and sold 0.11 million shares of common stock, $0.01 par value per share. We received gross proceeds of $12.1 from the issuance of shares less $0.4 of equity issuance costs. The proceeds were used to fund the Howden Acquisition.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2023
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 11 — Derivative Financial Instruments
Derivatives and Hedging
We utilize a combination of cross-currency swaps and foreign exchange collars (together the “Foreign Exchange Collar Contracts”) as a net investment hedge of a portion of our investments in certain international subsidiaries that use the euro as their functional currency in order to reduce the volatility caused by changes in exchange rates. As a result of our acquisition of Howden, we are also a party to foreign currency contracts not designated as hedging instruments (the “Foreign Currency Contracts”) which are used to mitigate the risk associated with cash management activities and customer forward sale agreements denominated in currencies other than the applicable local currency, and to match costs and expected revenues where production facilities have a different currency than the selling currency.
On September 16, 2022, immediately following the termination of the aforementioned cross-currency swap, we entered into a pay-fixed rate, receive-fixed rate cross-currency swap that provides for an exchange of principal on a notional amount of $99.8 swapped to euro 100.0 million on its June 30, 2025 maturity and receipt of U.S. dollar interest from our swap counterparties at a fixed rate of 1.6% per annum (the “September 16 Swap”). Concurrent to entering into the September 16 Swap, we also entered into a separate zero cost foreign exchange collar contract (the “Collar Contract”) with the same counterparty, notional amount and expiration date as the September 16 Swap. Under the Collar Contract, we sold a put option with a lower strike price and purchased a call option with an upper strike price to manage final settlement of the September 16 Swap. Our Foreign Exchange Collar Contracts are measured at fair value with changes in fair value recorded as foreign currency translation adjustments within accumulated other comprehensive loss. We classify cash flows related to our Foreign Exchange Collar Contracts as investing activities within our condensed consolidated statements of cash flows.
Our Foreign Currency Contracts are measured at fair value with changes in fair value recorded within foreign currency (gain) loss. We classify cash flows related to our Foreign Currency Contracts as operating activities within our condensed consolidated statements of cash flows. The notional value of our Foreign Currency Contracts was $346.7 as of March 31, 2023. Our derivative contracts are entered into with major financial institutions in order to reduce credit risk and risk of nonperformance by third parties. We believe the credit risks with respect to the counterparties, and the foreign currency risks that would not be hedged if the counterparties fail to fulfill their obligations under the contract, are not material in view of our understanding of the financial strength of the counterparties. Our derivative contracts are not exchange traded instruments and their fair value is determined using the cash flows of the contracts, discount rates to account for the passage of time, implied volatility, current foreign exchange market data and credit risk, which are all based on inputs readily available in public markets and categorized as Level 2 fair value hierarchy measurements.
The following table represents the fair value of our asset and liability derivatives:

	Asset Derivatives			Liability Derivatives
		March 31, 2023	December 31, 2022		March 31, 2023	December 31, 2022
Derivatives designated as net investment hedge	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Foreign Exchange Collar Contracts (1)	Other assets	$—	$—	Other long-term liabilities	$3.7	$2.7
Total derivatives designated as net investment hedge		—	—		3.7	2.7
Derivatives not designated as hedges
Foreign Currency Contracts	Other current assets	4.1	—	Other current liabilities	2.5	—
Foreign Currency Contracts	Other assets	0.1	—	Other long-term liabilities	—	—
Total derivatives not designated as hedges		4.2	—		2.5	—
Total derivatives		$4.2	$—		$6.2	$2.7
_______________
(1)Represents foreign exchange swaps and foreign exchange options.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2023
(Dollars and shares in millions, except per share amounts) – Continued

The following table represents the net effect derivative instruments designated in hedging relationships had on accumulated other comprehensive loss on the condensed consolidated statements of operations and comprehensive (loss) income:

Unrealized loss recognized in accumulated other comprehensive loss on derivatives, net of taxes
Derivatives designated as net investment hedge	Three Months Ended March 31, 2023
Foreign Exchange Collar Contracts (1) (2)	$0.8
_______________
(1)Our designated derivative instruments are highly effective. As such, there were no gains or losses recognized immediately in income related to hedge ineffectiveness during the three months ended March 31, 2023.
(2)Represents amount excluded from effectiveness testing. Our Foreign Exchange Collar Contracts are designated with terms based on the spot rate of the euro. Future changes in the components related to the spot change on the notional will be recorded in other comprehensive income and remain there until the hedged subsidiaries are substantially liquidated. All coupon payments are classified in interest expense, net in the condensed consolidated statements of operations and comprehensive (loss) income, and the initial value of excluded components currently recorded in accumulated other comprehensive loss as a foreign currency translation adjustment are amortized to interest expense, net over the remaining term of the Foreign Exchange Contract.
The following table represents the effect that derivative instruments not designated as hedges had on net income:

		Amount of gain (loss) recognized in income
		Three Months Ended March 31,	Three Months Ended March 31,
Derivatives not designated as hedges	Location of gain (loss) recognized in income	2023	2022
Foreign Currency Contracts	Foreign currency gain (loss)	$2.5	$—
The following table represents interest income, included within interest expense, net on the condensed consolidated statements of operations and comprehensive (loss) income related to amounts excluded from the assessment of hedge effectiveness for derivative instruments designated as net investment hedges:

	Amount of gain recognized in income on derivative (amount excluded from effectiveness testing)
	Three Months Ended March 31,	Three Months Ended March 31,
Derivatives designated as net investment hedge	2022	2022
Foreign Exchange Collar Contracts (1) (2)	$0.4	$—
_______________
(1)Represents foreign exchange swaps and foreign exchange options.
(2)Represents amount excluded from effectiveness testing. Our Foreign Exchange Collar Contracts are designated with terms based on the spot rate of the euro. Future changes in the components related to the spot change on the notional will be recorded in other comprehensive income and remain there until the hedged subsidiaries are substantially liquidated. All coupon payments are classified in interest expense, net in the condensed consolidated statements of operations and comprehensive (loss) income, and the initial value of excluded components currently recorded in accumulated other comprehensive loss as a foreign currency translation adjustment are amortized to interest expense, net over the remaining term of the Foreign Exchange Contract.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2023
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
The following table represents changes in our consolidated warranty reserve:

Balance at December 31, 2022	$4.1
Acquired	29.7
Issued – warranty expense	1.1
Warranty usage	(0.7)
Balance at March 31, 2023	$34.2

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2023
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 13 — Business Combinations
Howden Acquisition
On March 17, 2023 we completed the Howden Acquisition pursuant to the previously disclosed Equity Purchase Agreement dated as of November 9, 2022. The acquisition purchase price was $4,404.9. We financed the purchase price for the Howden Acquisition with proceeds from borrowings under our Amended SSRCF, Term Loan, common and preferred stock issuance and a private offering of Secured Notes and Unsecured Notes. See Note 9, “Debt and Credit Arrangements,” for more information.
The following table shows the purchase price in accordance with ASC 805:

Description
Cash consideration to seller	$2,788.3
Howden’s debt settled at close	1,529.0
Settlement of seller transaction costs	67.2
Funds held in escrow	20.4
Total ASC 805 purchase price	$4,404.9
Howden is a leading global provider of mission critical air and gas handling products providing service and support to customers around the world in highly diversified end markets and geographies. The combination of Chart and Howden is complementary and furthers our global leadership position in highly engineered process technologies and products serving the Nexus of Clean™ – clean power, clean water, clean food and clean industrials.
We preliminarily allocated the acquisition consideration to assets acquired and liabilities assumed based on their preliminary estimated fair values as of the acquisition date. The preliminary estimated fair value of the acquired tangible and identifiable intangible assets were determined based on inputs that are unobservable and significant to the overall fair value measurement. It is also based on estimates and assumptions made by management at the time of the acquisition. As such, this was classified as Level 3 fair value hierarchy measurements and disclosures.
The excess of the purchase price over the preliminary estimated fair values is assigned to goodwill. The preliminary estimated goodwill was established due to expected cost synergies, anticipated growth of new customers, and expansion of equipment portfolio and process technology offerings. The final assignment of goodwill to our reporting units has not yet been completed as of the date of these condensed consolidated financial statements. Goodwill recorded for the Howden Acquisition is not expected to be deductible for tax purposes.
The Howden purchase price allocation below is preliminary, pending completion of the fair value analyses of acquired assets and liabilities as well as certain other analyses. Given the acquisition closed late in the first quarter of 2023, we expect adjustments in the purchase price allocation may be significant. As additional information becomes available, we will further revise the preliminary acquisition consideration allocation during the remainder of the measurement period, which shall not exceed twelve months from the closing of the Howden Acquisition. Those areas that are subject to change include the following:
•researching and analyzing the differences between Chart accounting policies and those used by Howden,
•finalizing the valuation of working capital accounts, including assessing collectability of receivables and evaluation of saleability of inventory,
•gathering sufficient information to estimate the fair value of acquired intangible assets, including assessing projections and other assumptions used in our valuation models, and determining whether the intangible assets identified below represent a complete listing of intangible assets, and
•evaluating income tax accounting considerations, including income tax effects of the above matters.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2023
(Dollars and shares in millions, except per share amounts) – Continued

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in the Howden Acquisition as of the acquisition date:

Net assets acquired:
Cash and cash equivalents	$62.5
Restricted cash	2.6
Accounts receivable	461.2
Inventories	248.8
Unbilled contract revenue	194.7
Prepaid expenses	58.5
Other current assets	112.1
Property, plant and equipment	287.6
Identifiable intangible assets	2,591.0
Equity method investments	10.1
Other assets	168.1
Accounts payable	(383.7)
Customer advances and billings in excess of contract revenue	(268.1)
Accrued salaries, wages and benefits	(104.2)
Accrued income taxes	(51.4)
Current portion of warranty reserve	(28.5)
Current portion of long-term debt (1)	(1.6)
Other current liabilities	(62.5)
Long-term deferred tax liabilities	(729.4)
Operating lease liabilities	(54.6)
Finance lease liabilities	(8.1)
Accrued pension liabilities	(6.4)
Other long-term liabilities	(5.6)
Total identifiable net assets assumed	2,493.1
Noncontrolling interest (2)	(26.5)
Goodwill	1,938.3
Net assets acquired	$4,404.9

Assets acquired net of cash, cash equivalents and restricted cash	$4,339.8
_______________
(1)Represents the balance related to short term debt held in Foreign Facilities. Refer to Note 9, “Debt and Credit Arrangements.”
(2)As part of the Howden Acquisition, we acquired a noncontrolling interest, which owns 82% of Howden Hua Engineering Co., Ltd, and entity based in China which is valued at $26.5.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2023
(Dollars and shares in millions, except per share amounts) – Continued

The following table summarizes information regarding preliminary identifiable intangible assets acquired in the Howden Acquisition:

	Weighted-average Estimated Useful Life	Preliminary Estimated Asset Fair Value
Finite-lived intangible assets acquired:
Customer relationships	10.0 years	$1,315.0
Backlog	3.0 years	359.0
Technology and software	12.0 years	319.0
Total finite-lived intangible assets acquired	9.1 years	1,993.0
Indefinite-lived intangible assets acquired:
Trade names		598.0
Total intangible assets acquired		$2,591.0
Chart’s condensed consolidated financial statements include Howden’s sales and net income of $109.7 and $6.0, respectively, from date the of acquisition through March 31, 2023. We incurred $4.9 and $25.4 in transaction related costs during the fourth quarter of 2022 and the first quarter of 2023, respectively, related to the Howden Acquisition which were recorded in selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive (loss) income. The transaction related costs were incurred by Chart as Howden did not incur any transaction related costs after close of the Howden Acquisition and these costs are not included in Howden’s net income for our two weeks of ownership. No interest expense is allocated to Howden’s net income for our two weeks of ownership.
As part of the Howden Acquisition, we acquired defined benefit pension plans, which are predominately in Germany. As a result, we assumed pension assets of $39.1 and pension liabilities of $42.5, a net $3.4 liability.
Unaudited Supplemental Pro Forma Information
The following unaudited pro forma combined financial information for the three months ended March 31, 2023 and 2022 gives effect to the Howden Acquisition as if it occurred on January 1, 2022. The unaudited pro forma information is not necessarily indicative of the results of operations that actually would have occurred under the ownership and management of the Company. In addition, the unaudited pro forma information is not intended to be a projection of future results and does not reflect any operating efficiencies or cost savings that might be achievable.
The following adjustments are reflected in the unaudited pro forma financial table below:
•the effect of increased interest expense related to the repayment of the Howden term loans, senior notes and revolving credit facility net of the additional borrowing on the Chart senior secured revolving credit facility and senior secured and unsecured notes,
•amortization of acquired intangible assets,
•an adjustment to reflect the change in the estimated income tax rate for federal and state purposes,
•nonrecurring acquisition-related expenses incurred by Howden directly attributable to the Howden Acquisition were adjusted out of the pro forma net loss attributable to Chart Industries, Inc. from continuing operations for the periods presented, and
•nonrecurring acquisition-related expenses incurred by Chart directly related to the Howden acquisition were adjusted out of the pro forma net loss attributable to Chart Industries, Inc. from continuing operations for the periods presented.

	Three Months Ended March 31,
	2023	2022
Pro forma sales from continuing operations	$866.2	$772.6
Pro forma net loss attributable to Chart Industries, Inc. from continuing operations	(37.4)	(69.9)

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2023
(Dollars and shares in millions, except per share amounts) – Continued

Fronti Fabrications, Inc. Acquisition
On May 31, 2022, we acquired 100% of the equity interests of Fronti for approximately $20.6 in cash (subject to certain customary adjustments) or $20.4 net of $0.2 cash acquired. Fronti is a specialist in engineering, machining and welding for the cryogenic and gas industries, and also supplies new build pressure vessels and cold boxes, and performs repairs with certification to American Society of Mechanical Engineers (ASME) code. The preliminary estimated fair value of the total net assets acquired include goodwill, identifiable intangible assets and other net assets at the date of acquisition in the amounts of $14.4, $5.3 and $0.9, respectively (as previously reported $14.3, $5.3 and $1.0, respectively).
CSC Cryogenic Service Center AB Acquisition
On May 16, 2022, we acquired 100% of the equity interests of CSC Cryogenic Service Center AB (“CSC”) for approximately $3.8 in cash (subject to certain customary adjustments). CSC brings a strong service footprint in the Nordic region with many overlapping customers to Chart, allowing us to broaden our service and repair presence geographically.
The purchase price allocations of Howden, Fronti Fabrications and CSC Cryogenic Service Center (the “acquisitions”) are preliminary and are based on provisional fair values and subject to revision as we finalize third-party valuations and other analyses. Final determination of the fair values may result in further adjustments to the value of net assets acquired.
As defined in Note 2, “Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2022, we preliminarily allocated the acquisition consideration to tangible and identifiable intangible assets acquired and liabilities assumed based on their preliminary estimated fair values as of the acquisition date. The preliminary fair value of the acquired tangible and identifiable intangible assets was determined based on inputs that are unobservable and significant to the overall fair value measurement. The preliminary fair value is based on estimates and assumptions made by management at the time of the acquisition. As such, the acquisitions are classified as Level 3 fair value hierarchy measurements and disclosures.
Contingent Consideration
The fair value of contingent consideration was $16.9 for our Sustainable Energy Solutions, Inc. business (“SES”) and $3.2 for our BlueInGreen, LLC business (“BIG”) at the date of acquisitions and was valued according to a discounted cash flow approach, which included assumptions regarding the probability of achieving certain targets and a discount rate applied to the potential payments. Potential payments are measured between the period commencing April 1, 2023 and ending on December 31, 2028 based on the attainment of certain earnings targets. The potential payments related to both SES and BIG contingent consideration on a combined basis is between $0.0 and $31.0. The estimated fair value of contingent consideration related to SES decreased by $7.4 and $0.5 for the three months ended March 31, 2023 and 2022, respectively. The decrease in estimated fair value of contingent consideration related to SES during the current period was due to the lower probability of achieving technical milestones within the agreed upon time. The fair value of contingent consideration related to BIG did not change and decreased by $0.3 for the three months ended March 31, 2023 and 2022, respectively. The earn-out period for BIG ended December 31, 2022, and the payment is expected to be paid out in May 2023.
In connection with the Earthly Labs acquisition, Chart will pay to the sellers a royalty on sales of carbon capture units for residential use launched for sale to the public by Chart in an amount equal to 4% of such sales. Potential royalty payments shall be paid to the sellers during the three year period following Chart’s launch of this product. This product has not yet been developed and as such, the fair value of the contingent consideration liability that arises from this arrangement was insignificant as of March 31, 2023 and December 31, 2022.
Valuations are performed using Level 3 inputs as defined in Note 2, “Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2022 and are evaluated on a quarterly basis based on forecasted sales and earnings targets. Contingent consideration liabilities are classified as other current liabilities and other long-term liabilities in the condensed consolidated balance sheets. Changes in fair value of contingent consideration, including accretion, are recorded as selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive (loss) income.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2023
(Dollars and shares in millions, except per share amounts) – Continued

The following table represents the changes to our contingent consideration liabilities:

	SES	BIG	Total
Balance at December 31, 2022	$16.3	$1.1	$17.4
Decrease in fair value of contingent consideration liabilities	(7.4)	—	(7.4)
Balance at March 31, 2023	$8.9	$1.1	$10.0
NOTE 14 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	Foreign currency translation adjustments (1)	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at December 31, 2022	$(50.5)	$(7.5)	$(58.0)
Other comprehensive income	4.0	—	4.0
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	0.1	0.1
Net current-period other comprehensive income, net of taxes	4.0	0.1	4.1
Balance at March 31, 2023	$(46.5)	$(7.4)	$(53.9)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at December 31, 2021	$(15.2)	$(6.5)	$(21.7)
Other comprehensive loss	(6.1)	—	(6.1)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	0.1	0.1
Net current-period other comprehensive (loss) income, net of taxes	(6.1)	0.1	(6.0)
Balance at March 31, 2022	$(21.3)	$(6.4)	$(27.7)
_______________
(1)Foreign currency translation adjustments includes translation adjustments and net investment hedge, net of taxes. See Note 11, “Derivative Financial Instruments,” for further information related to the net investment hedge.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2023
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 15 — Earnings Per Share
The following table represents calculations of net earnings per share of common stock:

	Three Months Ended March 31,
	2023	2022
Amounts attributable to Chart common stockholders
(Loss) income from continuing operations	$(14.6)	$10.2
Less: Mandatory convertible preferred stock dividend requirement	6.8	—
(Loss) income from continuing operations attributable to Chart	(21.4)	10.2
Loss from discontinued operations, net of tax	(0.4)	—
Net (loss) income attributable to Chart common stockholders	(21.8)	10.2
Earnings per common share - basic:
(Loss) income from continuing operations	$(0.51)	$0.28
(Loss) income from discontinued operations	(0.01)	—
Net income attributable to Chart Industries, Inc.	$(0.52)	$0.28

Earnings per common share – diluted:
Income from continuing operations	$(0.51)	$0.25
(Loss) income from discontinued operations	(0.01)	—
Net income attributable to Chart Industries, Inc.	$(0.52)	$0.25

Weighted average number of common shares outstanding – basic	41.94	35.83
Incremental shares issuable upon assumed conversion and exercise of share-based awards (1)	—	0.24
Incremental shares issuable due to dilutive effect of convertible notes (1)	—	2.56
Incremental shares issuable due to dilutive effect of the warrants (1)	—	2.16
Weighted average number of common shares outstanding – diluted	41.94	40.79
 _______________
(1)The weighted average common shares outstanding for the diluted (loss) earnings per share calculation for the three months ended March 31, 2023 excludes the dilutive effect of approximately 0.18 shares related to assumed conversion and exercise of share based awards, 2.40 shares related to the dilutive effect of the convertible notes and 1.95 shares related to the dilutive effect of the warrants as their inclusion would have been anti-dilutive due to our net loss. Additionally, diluted earnings per share does not reflect the following potential common shares as the effect would be anti-dilutive:

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2023
(Dollars and shares in millions, except per share amounts) – Continued

	Three Months Ended March 31,
	2023	2022
Numerator
Mandatory convertible preferred stock dividend requirement (1)	$6.79	$—
Denominator
Anti-dilutive shares, Share-based awards	0.12	0.14
Anti-dilutive shares, Convertible note hedge and capped call transactions (2)	2.40	2.56
Anti-dilutive shares, Mandatory convertible preferred stock (1)	3.41	—
Total anti-dilutive securities	5.93	2.70
 _______________
(1)We calculate the basic and diluted earnings per share based on net income, which approximates income available to common shareholders for each period. Earnings per share is calculated using the two-class method, which is an earnings allocation formula that determines the earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Series B Mandatory Convertible Preferred Stock and the 2024 Convertible Notes are participating securities. Undistributed earnings are not allocated to the participating securities because the participation features are discretionary. Net losses are not allocated to the Series B Mandatory Convertible Preferred Stock, as it does not have a contractual obligation to share in the losses of Chart. Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing net income available to common shareholders by the sum of the weighted average number of common shares outstanding and any dilutive non-participating securities for the period.
(2)The convertible note hedge offsets any dilution upon actual conversion of the 2024 Notes up to a common stock price of $71.775 per share. For further information, refer to Note 9, “Debt and Credit Arrangements.”
NOTE 16 — Income Taxes
Income tax (benefit)/expense of $(6.4) and $2.1 for the three months ended March 31, 2023 and 2022, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 32.2% and 16.5%, respectively. The effective income tax rate of 32.2% for the three months ended March 31, 2023 differed from the U.S. federal statutory rate of 21% primarily due to income earned by our certain foreign entities being taxed at higher rates than the U.S. federal statutory rate, the U.S. taxation of international operations with the expanded global footprint and transaction costs from the Howden Acquisition offset by research and development credits and excess tax benefits associated with share-based compensation.
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
NOTE 17 — Share-based Compensation
During the three months ended March 31, 2023, we granted 0.05 stock options, 0.04 restricted stock units and 0.03 performance units. The total fair value of awards granted to employees during the three months ended March 31, 2023 was $11.0. In addition, our non-employee directors received stock awards with a total fair value of $0.1. During the three months ended March 31, 2023, participants in our stock option plans exercised options to purchase 0.08 shares of our common stock.
Stock options generally have a four-year graded vesting period. Restricted stock and restricted stock units generally vest ratably over a three-year period. Performance units generally vest at the end of a three-year performance period based on the attainment of certain pre-determined performance condition targets. During the three months ended March 31, 2023, 0.04 restricted stock and restricted stock units vested, and 0.03 performance units vested.
Share-based compensation expense was $4.0 and $3.3 for the three months ended March 31, 2023 and 2022, respectively. Share-based compensation expense is included in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. As of March 31, 2023, total share-based compensation of $19.7 is expected to be recognized over the weighted-average period of approximately 2.5 years.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2023
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 18 — Commitments and Contingencies
Environmental
We are subject to federal, state, local, and foreign environmental laws and regulations concerning, among other matters, waste water effluents, air emissions, and handling and disposal of hazardous materials, such as cleaning fluids. We are involved with environmental compliance, investigation, monitoring, and remediation activities at certain of our owned and formerly owned manufacturing facilities and at one owned facility that is leased to a third party, and, except for these continuing remediation efforts, believe we are currently in substantial compliance with all known environmental regulations. Undiscounted accrued environmental reserves at both March 31, 2023 and December 31, 2022 were not material.
Legal Proceedings
Stainless Steel Cryobiological Tank Legal Proceedings
In connection with our divestiture of our cryobiological products business, Chart retained certain potential liabilities, including claims in connection with lawsuits filed in the U.S. District Court for the Northern District of California and the San Francisco Superior Court during the second quarter of 2018 against Chart and other defendants with respect to the alleged failure of a stainless steel cryobiological storage tank at the Pacific Fertility Center in San Francisco, California.
The Company reached a settlement in late January 2023 to resolve these cases. This settlement resolved the prior verdict against Chart for the five federal lawsuits that went to trial in June of 2021, which was on appeal, as well as the previously disclosed Starr insurance dispute. The settlement was finalized and funded on March 20, 2023.
While the settlement was finalized and funded on March 20, 2023, we continue to evaluate the merits of the sole remaining lawsuit that is not included in the settlement in light of the information available. Based on the status of that lawsuit, a current estimate of reasonably possible losses in that case cannot be made; however, the Company does not anticipate the potential exposure to be material.
In the fourth quarter of 2022, the Company took a loss contingency accrual of $305.6 and a related loss receivable of $231.9 from insurance proceeds from these combined cases which were recognized in our consolidated balance sheet as of December 31, 2022. The net loss of approximately $73.0 was recognized in discontinued operations and represented the expected out-of-pocket, payments in connection with these settlements. The settlement was finalized and funded on March 20, 2023, therefore the loss contingency accrual and related loss receivable are no longer recorded as of March 31, 2023. This settlement and the net out-of-pocket payments do not reflect third party recoveries which the Company is pursuing with respect to the underlying facts in these cases, and which the Company currently anticipates will result in recoveries approximating one-quarter or more of the Company’s out-of-pocket, net payments.
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
NOTE 19 — Restructuring Activities
Restructuring costs of $1.6 and $0.1 for the three months ended March 31, 2023 and 2022 were primarily related to moving and employee severance costs relative to restructuring at our Beasley, Texas, Houston, Texas and Tulsa, Oklahoma facilities.
We are closely monitoring our end markets and order rates and will continue to take appropriate and timely actions as necessary.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2023
(Dollars and shares in millions, except per share amounts) – Continued

The following table summarizes severance and other restructuring costs, which includes employee-related costs, facility rent and exit costs, relocation, recruiting, travel and other:

	Three Months Ended March 31,
	2023	2022
Severance:
Cost of sales	$—	$0.1
Selling, general, and administrative expenses	0.7	(0.1)
Total severance costs	0.7	—
Other restructuring:
Cost of sales	—	0.1
Selling, general, and administrative expenses	0.9	—
Total other restructuring costs	0.9	0.1

Total restructuring costs	$1.6	$0.1
The following tables summarize our restructuring activities:

	Three Months Ended March 31, 2023
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Corporate	Consolidated
Balance at December 31, 2022	$0.1	$—	$0.1	$—	$—	$0.2
Restructuring charges	0.8	—	—	0.8	—	1.6
Cash payments and other	(0.8)	—	(0.1)	(0.2)	—	(1.1)
Balance at March 31, 2023	$0.1	$—	$—	$0.6	$—	$0.7

	Three Months Ended March 31, 2022
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Corporate	Consolidated
Balance at December 31, 2021	$0.4	$0.5	$—	$1.4	$—	$2.3
Restructuring charges	—	0.1	—	—	—	0.1
Cash payments and other	(0.3)	(0.6)	—	—	—	(0.9)
Balance at March 31, 2022	$0.1	$—	$—	$1.4	$—	$1.5

Table of Content
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
Overview
We are a leading independent global leader in the design, engineering, and manufacturing of process technologies and equipment for gas and liquid molecule handling for the Nexus of Clean™ – clean power, clean water, clean food, and clean industrials, regardless of molecule. Our unique product and solution portfolio across stationary and rotating equipment is used in every phase of the liquid gas supply chain, including engineering, service and repair from installation to preventive maintenance and digital monitoring. Chart is a leading provider of technology, equipment and services related to liquefied natural gas, hydrogen, biogas and CO2 Capture among other applications. We are committed to excellence in environmental, social and corporate governance (ESG) issues both for our company as well as our customers. With over 48 global manufacturing locations and 41 service centers (Chart had eight service centers within non-manufacturing locations prior to the Howden Acquisition) from the United States to Asia, Australia, India, Europe and South America, we maintain accountability and transparency to our team members, suppliers, customers and communities.
Macroeconomic Impacts
During the first quarter of 2023 we had record backlog for both Chart standalone, Howden (“Howden”) standalone and the combined business. Record sales were driven by broad-based demand for our products, strong execution and continued pricing actions. The current conflict between Russia and Ukraine and the related sanctions imposed by countries against Russia as well as heightened tensions between the U.S. and China are creating uncertainty in the global economy. We are unable to predict the impact these actions will have on the global economy or on our business, financial condition and results of operations. These events did not have a material adverse effect on our reported results for the first quarter of 2023, however we will continue to actively monitor in terms of their potential impact on our results of operations beyond the first quarter of 2023.
Foreign currency rate fluctuations, as determined by comparing current period revenue in USD to current period revenue in local currency converted to USD using the same foreign exchange rates as first quarter of 2022, had a negative impact on consolidated sales of $11.3 million for the three months ended March 31, 2023, primarily due to the U.S. dollar appreciating versus the euro and Chinese Yuan.
Environmental, Social, Governance
Chart is proud to be at the forefront of the clean energy transition as a leading provider of technology, equipment and services related to liquefied natural gas (LNG), hydrogen, biogas, carbon capture and water treatment, among other applications. We also have a unique offering for the Nexus of Clean™ – clean power, clean water, clean food and clean industrials. This leadership position is possible not only because we have the broadest offering of clean innovative solutions for the various end markets we serve, but also because we are committed to global responsibility. Reporting our ESG performance is one of the ways we demonstrate accountability and transparency to our team members, suppliers, customers, shareholders and communities. Below are some highlights of our ESG efforts, and further information can be found in our fourth Annual Sustainability report with scorecard which was released in April 2023.
•We reported a 0.52 combined Total Recordable Incident Rate (TRIR), our lowest in company history, with emphasis on safety as our #1 priority and focus on all team members being empowered and authorized to stop work if they see an unsafe or potentially unsafe situation.
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
•We have a Global ESG Committee, Global Safety Council, and Global Diversity & Inclusion Committee, all comprised of team member volunteers and engagement from our global locations. Howden has similar committees across their global organization.
•Our Global ESG Committee has five sub-committees focused on energy management, zero waste, electrification, renewable energy and water management.

Table of Content
•We have recently entered into a sustainability-linked banking agreement with covenants tied to our greenhouse gas (“GHG”) emission reductions’ actual performance.
•In 2021, we set a target to reduce our greenhouse gas intensity 30% across company owned operations by 2030 compared to our 2020 baseline. In 2021, we made progress towards achieving our target by reducing GHG Intensity by almost 14% year-over-year. In 2022, we reached and exceeded this goal eight years before 2030 (our goal horizon).
•In 2022, we reduced our greenhouse gas emissions not only on an intensive basis (relative to sales), but also reduced absolute emissions by 5.8%.
•In 2022, we set a new target to reduce greenhouse gas (GHG) intensity 50% by 2030 (relative to 2020).
•In 2021, we set a target to achieve carbon neutrality by 2050, and we remain committed to this goal.
•The Howden team reduced carbon emissions 23% in 2022 on an absolute basis and are well on-track to 50% reduction by 2030.
•The Howden team had 28% of its operations with zero waste to landfill in 2022.
•Howden’s mains water usage was down 7% in 2022 compared to 2021.
•Howden joined the Carbon Disclosure Project (CDP) in 2021. They received a C score in 2021 and a B score in 2022.
•Howden has the following social targets in place, which the broader Chart organization has also adopted in 2022:
◦Increase female representation to 40% on our management team by 2030.
◦Increase female representation to 35% in senior roles by 2030.
◦Achieve team member volunteer participation of 25% as part of our community program by 2030.
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
•Howden’s installed base of products enables the avoidance of over 245 million tons of CO2 a year. This is equivalent to removing 52 million fossil-fueled cars from the road in the same period.
•In 2022, Chart products treated over 4.5 billion gallons of water a day in the U.S.; produced about 65 million tons of LNG to replace coal fired power generation (non-U.S.); reduced over 600 million liters of diesel used by over-the-road trucks; and helped eliminate nearly 280 million pounds of PET (plastic) used in water bottles in the U.S.
•We have an independent Board of Directors that is comprised of seven directors (four of our seven directors are female and four of our seven are diverse) and governed with a separate independent Chairwoman and CEO.
•We hold quarterly reviews on ESG and cybersecurity with our Board of Directors.
•In 2022, Howden launched their second annual Compliance Week – a week of activities focused on building awareness and personal ownership of key aspects of compliance including anti-bribery, anti-trust, data privacy, trade compliance, agents, intellectual property, and more.
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
•2022 was the first full year of Howden’s global community volunteering program, Bright Futures. In 2022, 80% of Howden locations actively developed Bright Futures initiatives; there were 120 Bright Futures projects carried out; and 13% of team members were involved in volunteering. In 2022, Howden made donations of $76,000 in support of these communities.
•The Howden team achieved an employee engagement Net Promoter Score (eNPS) of 33, putting them in the top 25% of manufacturing companies.
•We have an employee relief fund for our own team members that need assistance.
•Our team members raised over $30,000 in 2021 and $25,000 in 2022 to support women through Dress For Success.
•In 2021, we received the following ESG-oriented recognition:

Table of Content
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
◦goBeyondProfit’s 2022 “In Good Company Report - One of the Most Generous Companies in Georgia (USA)”
◦Hydrogen Future Awards “Hydrogen Rising Star Company of the Year” Winner (Howden)
◦Hydrogen Future Awards “Hydrogen Transport of the Year” Award (Howden)
First Quarter 2023 Highlights
With our acquisition of Howden (the “Howden Acquisition”) on March 17, 2023, our first quarter 2023 results include two weeks of Howden ownership. Strong order activity contributed to record ending total backlog of $3,932.0 million as of March 31, 2023 compared to $1,477.0 million as of March 31, 2022 and $2,338.1 million as of December 31, 2022, representing increases of $2,455.0 million or 166.2% and $1,593.9 million or 68.2%, respectively, which reflects the broad-based demand we continue to see year-over-year and quarter-over-quarter across our product categories. In addition to record ending combined backlog, Chart standalone and Howden standalone had record backlog as of March 31, 2023. The increase in backlog was largely driven by strong order activity for the three months ended March 31, 2023 of $747.7 million compared to $636.8 million as of March 31, 2022 representing an increase of $110.9 million or 17.4%. Strong order activity in our Specialty Products segment of $179.5 million for the three months ended March 31, 2023 compared to $100.5 million and $96.4 million for the three months ended March 31, 2022 and December 31, 2022, respectively, was mainly driven by strong order intake for clean energy applications during the three months ended March 31, 2023. Specialty Products segment backlog was $1,316.2 million as of March 31, 2023, also a record, as compared to $418.8 million and $645.9 million as of March 31, 2022 and December 31, 2022, respectively. Strong order activity in our Repair Service & Leasing segment of $123.7 million for the three months ended March 31, 2023 compared to $43.4 million and $66.3 million for the three months ended March 31, 2022 and December 31, 2022, respectively, was mainly driven by strong order intake for fans aftermarket, parts, repairs, and services, and field services for the Howden ownership period during the three months ended March 31, 2023. Heat Transfer Systems segment backlog was $1,590.1 million as of March 31, 2023, a record, as compared to $639.5 million and $1,300.1 million as of March 31, 2022 and December 31, 2022, respectively.
Consolidated sales increased to a record $537.9 million in the three months ended March 31, 2023 from $354.1 million in the three months ended March 31, 2022 and $441.4 million in the three months ended December 31, 2022, representing increases of $183.8 million or 51.9% and $96.5 million or 21.9%, respectively, with record sales in our Heat Transfer Systems segment driven by favorable sales in big and small-scale LNG. Sales increased to a record in our Repair, Service, & Leasing segment with favorable sales in our lifecycle business, leasing business and aftermarket fans and in our Specialty Products segment with favorable sales in space applications and hydrogen and helium applications. The consolidated sales increase was bolstered by sales from the Howden Acquisition during our two week ownership period. Consolidated gross profit increased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 by $67.8 million or 81.0% and gross profit margin for the three months ended March 31, 2023 of 28.2% increased from 23.6% for the three months ended March 31, 2022, driven by numerous pricing actions taken in 2021 and 2022, in conjunction with higher margin aftermarket, service and repair and more project work.
Outlook
Given the strong start to our synergy achievement, the continued demand in our commercial pipeline of the combined business, and our first quarter 2023 record backlog, our outlook for 2023 sales is anticipated to be in the range of $3.66 billion to $3.80 billion.
We expect to see a second quarter sequential increase in both Chart legacy and Howden’s business. Based on current customer schedules we expect to see a sequential increase in Big LNG sales and earnings in the second half 2023 compared to the first half 2023.

Table of Content
Consolidated Results for the Three Months Ended March 31, 2023 and 2022, and December 31, 2022
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the three months ended March 31, 2023 and 2022 and December 31, 2022 (dollars in millions). Financial data for the three months ended December 31, 2022 has been included to provide additional information regarding our business trends on a sequential quarter basis.
Selected Financial Information

	Three Months Ended			Current Quarter vs. Prior Year Same Quarter		Current Quarter vs. Prior Sequential Quarter
	March 31, 2023	March 31, 2022	December 31, 2022	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Sales
Cryo Tank Solutions	$127.2	$118.1	$126.4	$9.1	7.7%	$0.8	0.6%
Heat Transfer Systems	167.5	79.3	148.4	88.2	111.2%	19.1	12.9%
Specialty Products	127.3	107.5	117.4	19.8	18.4%	9.9	8.4%
Repair, Service & Leasing	120.1	49.3	55.2	70.8	143.6%	64.9	117.6%
Intersegment eliminations	(4.2)	(0.1)	(6.0)	(4.1)	4,100.0%	1.8	(30.0)%
Consolidated	$537.9	$354.1	$441.4	$183.8	51.9%	$96.5	21.9%

Gross Profit
Cryo Tank Solutions	$22.5	$25.4	$28.9	$(2.9)	(11.4)%	$(6.4)	(22.1)%
Heat Transfer Systems	41.3	10.1	37.2	31.2	308.9%	4.1	11.0%
Specialty Products	36.2	32.6	32.4	3.6	11.0%	3.8	11.7%
Repair, Service & Leasing	51.5	15.6	25.8	35.9	230.1%	25.7	99.6%
Consolidated	$151.5	$83.7	$124.3	$67.8	81.0%	$27.2	21.9%

Gross Profit Margin
Cryo Tank Solutions	17.7%	21.5%	22.9%
Heat Transfer Systems	24.7%	12.7%	25.1%
Specialty Products	28.4%	30.3%	27.6%
Repair, Service & Leasing	42.9%	31.6%	46.7%
Consolidated	28.2%	23.6%	28.2%

	Three Months Ended			Current Quarter vs. Prior Year Same Quarter		Current Quarter vs. Prior Sequential Quarter
	March 31, 2023 (1)	March 31, 2022	December 31, 2022	Variance ($)	Variance (%)	Variance ($)	Variance (%)
SG&A Expenses
Cryo Tank Solutions	$15.6	$10.7	$10.3	$4.9	45.8%	$5.3	51.5%
Heat Transfer Systems	9.0	6.5	5.7	2.5	38.5%	3.3	57.9%
Specialty Products	7.0	14.0	12.1	(7.0)	(50.0)%	(5.1)	(42.1)%
Repair, Service & Leasing	10.1	4.0	3.7	6.1	152.5%	6.4	173.0%
Corporate	51.9	18.3	23.4	33.6	183.6%	28.5	121.8%
Consolidated	$93.6	$53.5	$55.2	$40.1	75.0%	$38.4	69.6%

SG&A Expenses (% of Sales)
Cryo Tank Solutions	12.3%	9.1%	8.1%
Heat Transfer Systems	5.4%	8.2%	3.8%
Specialty Products	5.5%	13.0%	10.3%
Repair, Service & Leasing	8.4%	8.1%	6.7%
Consolidated	17.4%	15.1%	12.5%

Table of Content

Operating Income (Loss) (2)
Cryo Tank Solutions	$4.9	$14.1	$17.8	$(9.2)	(65.2)%	$(12.9)	(72.5)%
Heat Transfer Systems	27.3	(0.2)	27.9	27.5	100.0%	(0.6)	(2.2)%
Specialty Products (3)	22.1	16.2	19.2	5.9	36.4%	2.9	15.1%
Repair, Service & Leasing	33.8	8.3	18.7	25.5	307.2%	15.1	80.7%
Corporate (4)	(51.9)	(18.3)	(23.5)	(33.6)	183.6%	(28.4)	120.9%
Consolidated	$36.2	$20.1	$60.1	$16.1	80.1%	$(23.9)	(39.8)%

Operating Margin
Cryo Tank Solutions	3.9%	11.9%	14.1%
Heat Transfer Systems	16.3%	(0.3)%	18.8%
Specialty Products	17.4%	15.1%	16.4%
Repair, Service & Leasing	28.1%	16.8%	33.9%
Consolidated	6.7%	5.7%	13.6%
_______________
(1)Results for the three months ended March 31, 2023 include our two week ownership period of Howden after the acquisition date of March 17, 2023.
(2)Restructuring costs for the three months ended:
•March 31, 2023 were $1.6 ($0.8 - Cryo Tank Solutions and $0.8 - Repair, Service & Leasing).
•March 31, 2022 were $0.1 ($0.1 - Heat Transfer Systems and $0.0 - Repair, Service & Leasing).
•December 31, 2022 were $0.1 ($0.0 - Cryo Tank Solutions and $0.0 - Specialty Products).
(3)Acquisition-related contingent consideration adjustments in our Specialty Products segment for the three months ended:
•March 31, 2023 were a decrease in fair value of $7.4.
•March 31, 2022 were an increase in fair value of $0.8.
•December 31, 2022 were a decrease in fair value of $1.1.
(4)Includes deal-related and integration costs of $81.7 for the three months ended March 31, 2023 which includes costs related to the Howden Acquisition such as interest, deal advisory and financing costs and $4.2 and $1.6 for the three months ended March 31, 2022 and December 31, 2022, respectively.
Results of Operations for the Three Months Ended March 31, 2023 and 2022, and December 31, 2022
Sales for the first quarter of 2023 compared to the same quarter in 2022 increased by $183.8 million, from $354.1 million to $537.9 million, or 51.9% and increased by $96.5 million, from $441.4 million to $537.9 million, or 21.9% compared to the three months ended December 31, 2022. This increase was primarily driven by growth in our Heat Transfer Systems segment on favorable sales in big and small-scale LNG, within our Repair, Service & Leasing segment on favorable sales in our lifecycle business, leasing business and aftermarket fans, within our Specialty Products segment on favorable sales in hydrogen and helium applications and space applications and within our Cryo Tank Solutions segment on favorable sales in storage equipment and engineered tanks and systems. First quarter 2023 sales were bolstered by our two-week ownership period of Howden.
Gross profit for the first quarter of 2023 compared to the same quarter in 2022 increased by $67.8 million from $83.7 million to $151.5 million or 81.0%. Gross profit margin of 28.2% for the first quarter of 2023 increased from 23.6% in the first quarter of 2022. The increase in gross profit and the related margin was primarily driven by numerous pricing actions taken in 2021 and 2022, in conjunction with higher margin aftermarket, service and repair and more project work.
Consolidated SG&A expenses increased by $40.1 million or 75.0% during the first quarter of 2023 compared to the same quarter in 2022 primarily driven by higher acquisition and employee-related costs.

Table of Content
Interest Expense, Net and Financing Costs Amortization
Interest expense, net for the three months ended March 31, 2023 and 2022 was $25.5 million and $3.2 million, respectively, representing an increase of $22.3 million. The increase in interest expense, net, is primarily due to higher borrowings outstanding, specifically our senior secured notes due 2030 and senior unsecured notes due 2031, both issued on December 22, 2022 as well as borrowings related to our term loan, drawn on March 17, 2023 for the Howden Acquisition, compared to borrowings outstanding during the first quarter of 2022. The increase in interest expense, net was also driven by higher average interest rates during the first quarter of 2023 as compared to the first quarter of 2022. The increase in interest expense, net was partially offset by $20.1 million in interest income earned from deposit of proceeds from the senior secured notes due 2030, senior unsecured notes due 2031, common stock and preferred stock offerings into interest bearing accounts until the consummation of the Howden Acquisition and $0.4 million interest income from our cross-currency swaps entered into on September 16, 2022. Interest expense, net for the three months ended March 31, 2023 included $27.4 million, $12.1 million and $5.5 million, in interest related to our senior secured notes, senior unsecured notes and term loan, respectively, none of which were outstanding during the first quarter of 2022. Interest expense, net for both the three months ended March 31, 2023 and 2022 included $0.6 million of 1.0% cash interest expense related to our convertible notes due November 2024 and $2.6 million and $3.3 million, respectively, in interest related to borrowings on our senior secured revolving credit facility due 2026. Financing costs amortization was $2.8 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $2.1 million was primarily due to the amendment of our senior secured revolving credit facility due 2026, the issuance of senior secured notes due 2030 and senior unsecured notes due 2031 during the fourth quarter of 2022 as well as the issuance of our term loan, all of which increased deferred debt issuance costs.
Unrealized Loss On Investments In Equity Securities
During the first quarter of 2023, we recognized an unrealized loss on investments in equity securities of $2.0 million, which was driven by an unrealized loss of $0.5 million on the mark-to-market adjustment of our investment in McPhy and a $2.5 million unrealized gain on the mark-to-market adjustment of our investment in Stabilis. During first quarter of 2022, we recognized an unrealized loss of $2.6 million, which was driven by a $3.7 million unrealized loss on the mark-to-market adjustment of our investment in McPhy, partially offset by a $1.1 million unrealized gain on the mark-to-market adjustment of our investment in Stabilis.
Foreign Currency (Gain) Loss
For the three months ended March 31, 2023, foreign currency gain was $1.1 million and for the three months ended March 31, 2022 foreign currency loss was $1.6 million. The variance between periods was primarily driven by fluctuations in the U.S. dollar as compared to the euro and Chinese yuan. Foreign currency (gain) loss relates to transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency.
Income Tax Expense
Income tax (benefit)/expense of $(6.4) million and $2.1 million for the three months ended March 31, 2023 and 2022, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 32.2% and 16.5%, respectively. The effective income tax rate of 32.2% for the three months ended March 31, 2023 differed from the U.S. federal statutory rate of 21% primarily due to one-time impacts from acquisitions and income earned by our certain foreign entities being taxed at higher rates than the U.S. federal statutory rate, offset by research and development credits and excess tax benefits associated with share-based compensation.
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
Net (Loss) Income Attributable to Chart Industries, Inc. from Continuing Operations
As a result of the foregoing, net (loss) income attributable to Chart Industries, Inc. from continuing operations for the three months ended March 31, 2023 and 2022 was $(14.6) million and $10.2 million, respectively.
Segment Results
Our reportable and operating segments include: Cryo Tank Solutions, Heat Transfer Systems, Specialty Products and Repair, Service & Leasing. Corporate includes operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, and risk management.

Table of Content
Corporate support functions are not currently allocated to the segments. For further information, refer to Note 3, “Reportable Segments” of our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report. The following tables include key metrics used to evaluate our business and measure our performance and represent selected financial data for our operating segments for the three months ended March 31, 2023 and 2022 (dollars in millions):
Cryo Tank Solutions — Results of Operations for the Three Months Ended March 31, 2023 and 2022

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	March 31, 2023	March 31, 2022	Variance ($)	Variance (%)
Sales	$127.2	$118.1	$9.1	7.7%
Gross Profit	22.5	25.4	(2.9)	(11.4)%
Gross Profit Margin	17.7%	21.5%
SG&A Expenses	$15.6	$10.7	$4.9	45.8%
SG&A Expenses (% of Sales)	12.3%	9.1%
Operating Income	$4.9	$14.1	$(9.2)	(65.2)%
Operating Margin	3.9%	11.9%
For the first quarter of 2023, Cryo Tank Solutions sales increased by $9.1 million as compared to the same quarter in 2022. Similar to the comments previously mentioned in the consolidated results section, the increase was mainly due to favorable sales in storage equipment and engineered tanks and systems partially offset by lower mobile equipment sales in China and Europe.
During the first quarter of 2023, Cryo Tank Solutions segment gross profit decreased by $2.9 million as compared to the same quarter in 2022, and gross profit margin decreased by 380 basis points. The decrease in gross profit and the related margin was mainly driven by higher material prices and higher labor costs due to macroeconomic conditions.
Cryo Tank Solutions segment SG&A expenses increased by $4.9 million during the first quarter of 2023 as compared to the same quarter in 2022. The increase in SG&A expenses was mainly due to higher employee-related costs.
Heat Transfer Systems — Results of Operations for the Three Months Ended March 31, 2023 and 2022

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	March 31, 2023	March 31, 2022	Variance ($)	Variance (%)
Sales	$167.5	$79.3	$88.2	111.2%
Gross Profit	41.3	10.1	31.2	308.9%
Gross Profit Margin	24.7%	12.7%
SG&A Expenses	$9.0	$6.5	$2.5	38.5%
SG&A Expenses (% of Sales)	5.4%	8.2%
Operating Income (Loss)	$27.3	$(0.2)	$27.5	100.0%
Operating Margin	16.3%	(0.3)%
For the first quarter of 2023, Heat Transfer Systems segment sales increased by $88.2 million as compared to the same quarter in 2022. Similar to the comments previously mentioned in the consolidated results section, the increase was primarily driven by favorable sales in big and small-scale LNG.
During the first quarter of 2023, Heat Transfer Systems segment gross profit increased by $31.2 million as compared to the same quarter in 2022, while gross profit margin increased by 1,200 basis points. The increase in gross profit was primarily due to higher volume and the related margin increased mainly due to overall product and project volume mix.
Heat Transfer Systems segment SG&A expenses increased during the first quarter of 2023 as compared to the same quarter in 2022 while SG&A expenses as a percentage of sales improved by 280 basis points. The increase in SG&A expenses was mainly due to higher employee-related costs.

Table of Content
Specialty Products — Results of Operations for the Three Months Ended March 31, 2023 and 2022

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	March 31, 2023	March 31, 2022	Variance ($)	Variance (%)
Sales	$127.3	$107.5	$19.8	18.4%
Gross Profit	36.2	32.6	3.6	11.0%
Gross Profit Margin	28.4%	30.3%
SG&A Expenses	$7.0	$14.0	$(7.0)	(50.0)%
SG&A Expenses (% of Sales)	5.5%	13.0%
Operating Income	$22.1	$16.2	$5.9	36.4%
Operating Margin	17.4%	15.1%
Specialty Products segment sales increased by $19.8 million during the first quarter of 2023 as compared to the same quarter in 2022. Similar to the comments previously mentioned in the consolidated results section, the increase in Specialty Products sales was primarily driven by space applications, hydrogen and helium applications and other clean energy applications. The sales increase was partially offset by lower HLNG vehicle tank sales driven by higher natural gas prices and our customers’ availability of semiconductors due to macroeconomic conditions.
Specialty Products segment gross profit increased by $3.6 million during the first quarter of 2023 as compared to the same quarter in 2022 largely due to higher volume while gross profit margin decreased by 190 basis points due to HLNG carrying costs, less beverage product mix, and strategic first of a kind development and job budget.
Specialty Products segment SG&A expenses decreased by $7.0 million during the first quarter of 2023 as compared to the same quarter in 2022 primarily driven by lower employee-related costs.
Repair, Service & Leasing — Results of Operations for the Three Months Ended March 31, 2023 and 2022

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	March 31, 2023	March 31, 2022	Variance ($)	Variance (%)
Sales	$120.1	$49.3	$70.8	143.6%
Gross Profit	51.5	15.6	35.9	230.1%
Gross Profit Margin	42.9%	31.6%
SG&A Expenses	$10.1	$4.0	$6.1	152.5%
SG&A Expenses (% of Sales)	8.4%	8.1%
Operating Income	$33.8	$8.3	$25.5	307.2%
Operating Margin	28.1%	16.8%
For the first quarter of 2023, Repair, Service & Leasing segment sales increased by $70.8 million or 143.6% (11.2% organically) as compared to the same quarter in 2022. Similar to the comments previously mentioned in the consolidated results section, the increase was mainly driven by favorable sales in our lifecycle business, leasing business and aftermarket fans as well as Howden sales during our two-week ownership period.
During the first quarter of 2023, Repair, Service & Leasing segment gross profit increased by $35.9 million as compared to the same quarter in 2022, and gross profit margin increased by 1,130 basis points. The increase in gross profit and gross profit margin was driven by more short-lead time replacement equipment sales and field service work during the first quarter of 2023 as compared to the same quarter in 2022.
Repair, Service & Leasing segment SG&A expenses increased by $6.1 million during the first quarter of 2023, and SG&A expenses as a percentage of sales increased by 30 basis points mainly due to higher employee-related costs.
Corporate
Corporate SG&A expenses increased by $33.6 million during the first quarter of 2023 as compared to the same quarter in 2022 mainly due to higher acquisition and employee-related costs.

Table of Content
Liquidity and Capital Resources
Debt Instruments and Related Covenants
Our debt instruments and related covenants are described in Note 9, “Debt and Credit Arrangements” to our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report.
Sources and Uses of Cash
Our cash and cash equivalents totaled $169.4 million at March 31, 2023, a decrease of $2,435.9 million from the balance at December 31, 2022. Our foreign subsidiaries held cash of approximately $135.1 million and $66.7 million, at March 31, 2023, and December 31, 2022, respectively, to meet their liquidity needs. No material restrictions exist to accessing cash held by our foreign subsidiaries. We expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes, although we will opportunistically repatriate cash. Cash equivalents are primarily invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations, and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization, and in the case of cash equivalents in China, obligations of local banks. We believe that our existing cash and cash equivalents, funds available under our senior secured revolving credit facility due October 2026 or other financing alternatives, and cash provided by operations will be sufficient to meet our normal working capital needs, capital expenditures and investments for the foreseeable future.
Cash used in operating activities was $32.1 million for the three months ended March 31, 2023, an increase of $9.9 million compared to cash used in operating activities of $22.2 million for the three months ended March 31, 2022 primarily due to a decrease in operating cash provided by working capital driven by $71.5 million cash paid to settle the stainless steel cryobiological tank legal proceedings, a higher bonus payout for our employees compared to the three months ended March 31, 2022 and payout of Howden’s long term incentive plan at the time of acquisition, partially offset by cash generated from operations during the three months ended March 31, 2023.
Cash used in investing activities was $4,373.8 million and $17.5 million for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, we used approximately $4,339.8 million for the Howden Acquisition. During the three months ended March 31, 2022, we used approximately $3.9 million mainly for investments in the Clean H2 Infra Fund, Gold Hydrogen LLC and a joint venture in AdEdge India. During the three months ended March 31, 2022 we paid $0.8 million in working capital settlements related to our 2021 acquisition of AdEdge. During the three months ended March 31, 2023, we paid approximately $31.4 million for capital expenditures including a $11.3 million land purchase for our Theodore facility expansion as compared to $12.6 million for the three months ended March 31, 2022.
Cash provided by financing activities was $1,967.8 million and $15.9 million for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, we borrowed $634.8 million on our revolving credit facility and $1,497.2 million on our term loan primarily to fund the Howden Acquisition and repaid $45.0 million in borrowings on our revolving credit facility. During the three months ended March 31, 2023 we paid $121.5 million in debt issuance costs and paid $6.9 million of dividends on our mandatory convertible preferred stock, neither of which occurred during the three months ended March 31, 2022. During the three months ended March 31, 2022, we borrowed $254.0 million on credit facilities and repaid $235.9 million in borrowings on credit facilities primarily driven by debt positioning related to the rate swap agreements mentioned in Note 9, “Debt and Credit Arrangements.”
Cash Requirements
We do not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2023. Management anticipates we will be able to satisfy cash requirements for our ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities. Capital expenditures for the remaining nine months of 2023 is expected to be in the range of $60.0 million to $65.0 million.
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitments from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, that we have not recognized as revenue and excludes unexercised contract options and potential orders. Our backlog as of March 31, 2023 was $3,932.0 million, compared to $1,477.0 million as of March 31, 2022 and $2,338.1 million as of December 31, 2022.

Table of Content
The tables below represent orders received and backlog by segment for the periods indicated (dollars in millions):

	Three Months Ended
	March 31, 2023	March 31, 2022	December 31, 2022
Orders
Cryo Tank Solutions	$145.3	$142.4	$139.7
Heat Transfer Systems	311.3	354.1	235.8
Specialty Products	179.5	100.5	96.4
Repair, Service & Leasing	123.7	43.4	66.3
Intersegment eliminations	(12.1)	(3.6)	(12.3)
Consolidated	$747.7	$636.8	$525.9

	As of
	March 31, 2023	March 31, 2022	December 31, 2022
Backlog
Cryo Tank Solutions	$531.3	$365.8	$371.0
Heat Transfer Systems	1,590.1	639.5	1,300.1
Specialty Products	1,316.2	418.8	645.9
Repair, Service & Leasing	539.7	53.6	57.0
Intersegment eliminations	(45.3)	(0.7)	(35.9)
Consolidated	$3,932.0	$1,477.0	$2,338.1
Cryo Tank Solutions segment orders for the three months ended March 31, 2023 were $145.3 million compared to $142.4 million for the three months ended March 31, 2022 and $139.7 million for the three months ended December 31, 2022. The increase in Cryo Tank Solutions segment orders during the three months ended March 31, 2023 when compared to the same quarter last year and prior quarter was primarily driven by higher order intake for mobile equipment and storage equipment. Cryo Tank Solutions segment backlog at March 31, 2023 totaled $531.3 million compared to $365.8 million as of March 31, 2022 and $371.0 million as of December 31, 2022.
Heat Transfer Systems segment orders for the three months ended March 31, 2023 were $311.3 million compared to $354.1 million for the three months ended March 31, 2022 and $235.8 million for the three months ended December 31, 2022. The decrease in orders was mainly driven by lower order intake for big LNG during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Heat Transfer Systems segment backlog at March 31, 2023 totaled a record $1,590.1 million, up 148.6% over the first quarter of 2022 and up 22.3% over the fourth quarter of 2022 driven by multiple small, mid-size and large projects.
Specialty Products segment orders for the three months ended March 31, 2023 were $179.5 million compared to $100.5 million for the three months ended March 31, 2022 and $96.4 million for the three months ended December 31, 2022. The increase in Specialty Products segment orders during the three months ended March 31, 2023 was mainly due to a larger clean energy order. Specialty Products segment backlog totaled a record $1,316.2 million as of March 31, 2023, compared to $418.8 million as of March 31, 2022 and $645.9 million as of December 31, 2022.
Repair, Service & Leasing segment orders for the three months ended March 31, 2023 were $123.7 million compared to $43.4 million for the three months ended March 31, 2022 and $66.3 million for the three months ended December 31, 2022. The increase in orders was mainly driven by strong order intake for fans aftermarket and parts, repairs, and services. Repair, Service & Leasing segment backlog totaled a record $539.7 million as of March 31, 2023, compared to $53.6 million as of March 31, 2022 and $57.0 million as of December 31, 2022.

Table of Content
Application of Critical Accounting Policies
Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. As such, some accounting policies have a significant impact on amounts reported in these unaudited condensed consolidated financial statements. A summary of those significant accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2022. In particular, judgment is used in areas such as revenue from contracts with customers, goodwill, indefinite-lived intangibles, long-lived assets (including finite-lived intangible assets), product warranty costs, and pensions. There have been no significant changes to our critical accounting policies since December 31, 2022.
Forward-Looking Statements
We are making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements include statements relating to our business, including statements regarding completed and pending acquisitions and investments and related accretion or statements with respect to the use of proceeds or redeployment of capital from recent or planned divestitures, as well as statements regarding revenues, cost synergies and efficiency savings, objectives, future orders, margins, segment sales mix, earnings or performance, liquidity and cash flow, inventory levels, capital expenditures, supply chain challenges, inflationary pressures including materials costs and pricing increases, business trends, clean energy market opportunities including addressable market and projected industry-wide investments, carbon and GHG emission targets, governmental initiatives, including executive orders and other information that is not historical in nature. In some cases, forward-looking statements may be identified by terminology such as “may,” “will”, “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “outlook,” “guidance,” “target,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, orders, results of operations, projected revenues, margins, capital expenditures, industry and business, trends, clean energy and other new market or expansion opportunities, cost synergies and savings objectives, and government initiatives among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements.
These include: the other factors discussed in Item 1A. “Risk Factors” and the factors discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022, which should be reviewed carefully; risks relating to the conflict between Russia and Ukraine; risks relating to derivative instruments and hedging programs; Chart’s ability to successfully integrate recent acquisitions, and achieve the anticipated revenue, earnings, accretion and other benefits from these acquisitions; slower than anticipated growth and market acceptance of new clean energy product offerings; inability to achieve expected pricing increases or continued supply chain challenges including volatility in raw materials cost and supply; estimated segment revenues, future revenue, earnings, cash flows and margin targets and run rates. These factors should not be construed as exhaustive and there may also be other risks that we are unable to predict at this time.
All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as the same may be updated from time to time. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the filing date of this document or to reflect the occurrence of unanticipated events, except as otherwise required by law.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, our operations are exposed to fluctuations in interest rates and foreign currency values that can affect the cost of operating and financing. Accordingly, we address a portion of these risks through a program of risk management.
Interest Rate Risk: Our primary interest rate risk exposure results from various floating rate pricing mechanisms contained in our senior secured revolving credit facility due October 2026 and from our term loan. If interest rates were to increase 100 basis points (1 percent) from the weighted-average interest rate for our senior secured revolving credit facility due 2026 of 5.0% at March 31, 2023, and assuming no changes in the $697.2 million of borrowings outstanding under the senior secured revolving credit facility due October 2026 at March 31, 2023, our additional annual expense would be approximately $7.0 million on a pre-tax basis. If interest rates were to increase 100 basis points (1 percent) from the interest rate for our term loan of 8.60% at March 31, 2023, and assuming no changes in the $1,534.8 million of borrowings outstanding under the term loan at March 31, 2023, our additional annual expense would be approximately $15.3 million on a pre-tax basis.

Table of Content
Foreign Currency Exchange Rate Risk: We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations in the normal course of business, which can impact our financial position, results of operations, cash flow, and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income as reported in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. Translation exposure is primarily with the euro, the Czech koruna, the Chinese yuan and the Indian rupee. During the first quarter of 2023, the U.S. dollar weakened in relation to the euro by 2%, the Chinese yuan by 1% and the Czech koruna by 4%. At March 31, 2023, a hypothetical 10% strengthening of the U.S. dollar would not materially affect our financial statements.
EUR Revolver Borrowings: Additionally, assuming no changes in the euro $94.0 million in EUR Revolver Borrowings outstanding under the senior secured revolving credit facility due October 2026 and an additional 100 basis points (1 percent) strengthening in the U.S dollar in relation to the euro as of the beginning of 2023, during the three months ended March 31, 2023, our additional unrealized foreign currency gain would be approximately $1.0 million on a pre-tax basis.
Transaction Gains and Losses: Chart’s primary transaction exchange rate exposures are with the euro, the Chinese yuan, the Czech koruna, the Indian rupee, the Australian dollar, the British pound, the Canadian dollar, the Japanese yen and the South African rand. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the unaudited condensed consolidated statements of operations and comprehensive (loss) income as a component of foreign currency (gain) loss.
Derivative Instruments: We enter into foreign currency contracts not designated as hedging instruments to mitigate foreign currency risk for anticipated and firmly committed foreign currency transactions. At March 31, 2023, a hypothetical 10% weakening of the U.S. dollar would not materially affect these outstanding foreign currency contracts. We enter into a combination of cross-currency swaps and foreign exchange collars as a net investment hedge of our investments in certain international subsidiaries that use the euro as their functional currency in order to reduce the volatility caused by changes in exchange rates. As disclosed in Note 9, “Debt and Credit Arrangements,” we purchased an out-of-the-money protective call while writing a put option with a strike price at which the premium received is equal to the premium of the protective call purchased, which involved no initial capital outlay. The call was structured with a strike price higher than our cost basis in such investments, thereby limiting any foreign exchange losses to approximately $11.4 million on a pre-tax basis. We do not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one to three years.
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
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to our management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Table of Content
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
As disclosed in Note 18, “Commitments and Contingencies,” Chart was named in lawsuits (including lawsuits filed in the U.S. District Court for the Northern District of California) filed against Chart and other defendants with respect to the alleged failure of a stainless steel cryobiological storage tank (model MVE 808AF-GB) at the Pacific Fertility Center in San Francisco, California. We hereby incorporate by reference into this Item 1 the disclosure under the headings “Note 18, Commitments and Contingencies – Stainless Steel Cryobiological Tank Legal Proceedings.”
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A. “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2023	12,817	$117.01	—	$—
February 1 – 28, 2023	9,665	134.18	—	—
March 1 – 31, 2023	122	116.50	—	—
Total	22,604	124.35	—	$—
_______________
(1)Includes shares of common stock surrendered to us during the first quarter of 2023 by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $2,810,764. The total number of shares repurchased represents the net shares issued to satisfy tax withholdings. All such repurchased shares were subsequently retired during the three months ended March 31, 2023.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On April 28, 2023, we furnished a Form 8-K that incorporated by reference an earnings release announcing our results of operations for the three months ended March 31, 2023. We subsequently determined the following changes were required:
Condensed Consolidated Balance Sheet at March 31, 2023:
•We reclassified $20.4 million from other current assets to goodwill related to the Howden preliminary estimated opening balance sheet, and
•$48.6 million from accounts payable to other current assets.
Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2023:
•We reclassified $55.6 million from operating activities to payments for debt issuance costs within financing activities, which related to bridge loan fees, and

Table of Content
•$33.5 million previously netted with borrowings on term loan within financing activities to payments for debt issuance costs within financing activities.
These changes had a net $0 impact on our condensed consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2023.
Item 6.Exhibits
The following exhibits are included with this report:
31.1    Rule 13a-14(a) Certification of the Company’s Chief Executive Officer and President (Principal Executive Officer). (x)
31.2    Rule 13a-14(a) Certification of the Company's Vice President and Chief Financial Officer (Principal Financial Officer). (x)
32.1    Section 1350 Certification of the Company’s Chief Executive Officer and President (Principal Executive Officer). (xx)
32.2    Section 1350 Certification of the Company's Vice President and Chief Financial Officer (Principal Financial Officer). (xx)
10.1    Amendment No. 2, dated as of March 16, 2023, to the Credit Agreement, dated as of October 18, 2021, by and among Chart Industries, Inc., the subsidiaries of Chart Industries, Inc. designated as borrowers from time to time thereunder, the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., Fifth Third Bank, National Association, HSBC Bank USA, National Association, PNC Bank, National Association and Wells Fargo Bank, National Association, as Co-Syndication Agents, and BMO Harris Bank, N.A., Capital One, N.A., Citizens Bank, N.A., MUFG Union Bank, N.A. and Regions Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 17, 2023 (File No. 001-11442)).
10.2    Amendment No. 3, dated as of March 17, 2023, to the Credit Agreement, dated as of October 18, 2021, by and among Chart Industries, Inc., the subsidiaries of Chart Industries, Inc. designated as borrowers from time to time thereunder, the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., Fifth Third Bank, National Association, HSBC Bank USA, National Association, PNC Bank, National Association and Wells Fargo Bank, National Association, as Co-Syndication Agents, and BMO Harris Bank, N.A., Capital One, N.A., Citizens Bank, N.A., MUFG Union Bank, N.A. and Regions Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 17, 2023 (File No. 001-11442)).
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

Chart Industries, Inc.
(Registrant)

Date:	May 9, 2023	By:	/s/ Jillian C. Evanko
Jillian C. Evanko
Chief Executive Officer, President and a Director
(Principal Executive Officer)

Date:	May 9, 2023	By:	/s/ Joseph R. Brinkman
Joseph R. Brinkman
Vice President and Chief Financial Officer
(Principal Financial Officer)