Form 10-Q
period 2023-06-30
CHART INDUSTRIES INC
filed 2023-07-28
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of July 24, 2023, there were 42,739,139 outstanding shares of the Company’s common stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in millions, except per share amounts)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$189.8	$663.6
Restricted cash	12.5	1,941.7
Accounts receivable, less allowances of $5.8 and $4.5, respectively	769.7	278.4
Inventories, net	634.6	357.9
Unbilled contract revenue	408.6	133.7
Prepaid expenses	99.6	37.5
Insurance receivable	—	234.4
Other current assets	133.4	43.7
Total assets of discontinued operations	307.4	—
Total Current Assets	2,555.6	3,690.9
Property, plant, and equipment, net	782.7	430.0
Goodwill	2,827.8	992.0
Identifiable intangible assets, net	2,913.4	535.3
Equity method investments	120.6	93.0
Investments in equity securities	89.9	96.5
Other assets	117.5	64.2
TOTAL ASSETS	$9,407.5	$5,901.9

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$703.8	$211.1
Customer advances and billings in excess of contract revenue	469.3	170.6
Accrued salaries, wages, and benefits	83.9	31.5
Accrued income taxes	24.3	3.5
Current portion of warranty reserve	31.0	4.1
Current portion of long-term debt	278.2	256.9
Operating lease liabilities, current	16.6	5.4
Accrued legal settlement	—	305.6
Other current liabilities	208.4	92.9
Total liabilities of discontinued operations	30.0	—
Total Current Liabilities	1,845.5	1,081.6
Long-term debt	4,039.5	2,039.8
Long-term deferred tax liabilities	613.6	46.1
Accrued pension liabilities	6.4	0.9
Operating lease liabilities, non-current	54.4	15.6
Other long-term liabilities	40.9	33.6
Total Liabilities	6,600.3	3,217.6

	June 30, 2023	December 31, 2022
Equity
Preferred stock, par value $0.01 per share, $1,000 aggregate liquidation preference — 10,000,000 shares authorized, 402,500 shares issued and outstanding at both June 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.01 per share – 150,000,000 shares authorized, 42,733,693 and 42,563,032 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	0.4	0.4
Additional paid-in capital	1,866.0	1,850.2
Treasury stock; 760,782 shares at both June 30, 2023 and December 31, 2022	(19.3)	(19.3)
Retained earnings	882.5	902.2
Accumulated other comprehensive loss	(55.4)	(58.0)
Total Chart Industries, Inc. Shareholders’ Equity	2,674.2	2,675.5
Noncontrolling interests	133.0	8.8
Total Equity	2,807.2	2,684.3
TOTAL LIABILITIES AND EQUITY	$9,407.5	$5,901.9
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales	$908.1	$404.8	$1,439.6	$758.9
Cost of sales	627.5	310.0	1,009.7	580.4
Gross profit	280.6	94.8	429.9	178.5
Selling, general, and administrative expenses	140.7	53.5	233.6	107.0
Amortization expense	44.2	11.7	66.0	21.8
Operating expenses	184.9	65.2	299.6	128.8
Operating income	95.7	29.6	130.3	49.7
Acquisition related finance fees	—	—	26.1	—
Interest expense, net	79.5	4.4	105.0	7.6
Financing costs amortization	4.4	0.7	7.2	1.4
Unrealized loss on investments in equity securities	4.6	9.6	6.6	12.2
Realized gain on equity method investment	—	(0.3)	—	(0.3)
Foreign currency gain	(4.1)	(1.7)	(5.2)	(0.1)
Other expense (income)	0.8	(0.2)	1.6	(0.9)
Income (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates, net	10.5	17.1	(11.0)	29.8
Income tax expense (benefit)	2.4	3.5	(4.3)	5.6
Income (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates, net	8.1	13.6	(6.7)	24.2
Equity in earnings (loss) of unconsolidated affiliates, net	1.5	(0.2)	1.1	(0.5)
Net income (loss) from continuing operations	9.6	13.4	(5.6)	23.7
Income from discontinued operations, net of tax	2.5	—	3.4	—
Net income (loss)	12.1	13.4	(2.2)	23.7
Less: Income attributable to noncontrolling interests of continuing operations, net of taxes	3.0	0.4	3.7	0.5
Net income (loss) attributable to Chart Industries, Inc.	$9.1	$13.0	$(5.9)	$23.2

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amounts attributable to Chart common stockholders
Income (loss) from continuing operations	$6.6	$13.0	$(9.3)	$23.2
Less: Mandatory convertible preferred stock dividend requirement	6.9	—	13.7	—
(Loss) income from continuing operations attributable to Chart	(0.3)	13.0	(23.0)	23.2
Income from discontinued operations, net of tax	2.5	—	3.4	—
Net income (loss) attributable to Chart common stockholders	$2.2	$13.0	$(19.6)	$23.2

Basic earnings per common share attributable to Chart Industries, Inc.
(Loss) income from continuing operations	$(0.01)	$0.36	$(0.55)	$0.65
Income from discontinued operations	0.06	—	0.08	—
Net income (loss) attributable to Chart Industries, Inc.	$0.05	$0.36	$(0.47)	$0.65
Diluted earnings per common share attributable to Chart Industries, Inc.
(Loss) income from continuing operations	$(0.01)	$0.31	$(0.55)	$0.56
Income from discontinued operations	0.06	—	0.08	—
Net income (loss) attributable to Chart Industries, Inc.	$0.05	$0.31	$(0.47)	$0.56
Weighted-average number of common shares outstanding:
Basic	41.97	35.86	41.96	35.85
Diluted	46.45	41.56	41.96	41.18

Comprehensive income (loss), net of taxes	$10.0	$(18.0)	$(0.2)	$(13.8)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of taxes	3.0	(0.1)	3.7	—
Comprehensive income (loss) attributable to Chart Industries, Inc., net of taxes	$7.0	$(17.9)	$(3.9)	$(13.8)
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in millions)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net (loss) income	$(2.2)	$23.7
Adjustments to reconcile net income to net cash provided by operating activities:
Bridge loan facility fees	26.1	—
Depreciation and amortization	96.2	42.2
Employee share-based compensation expense	6.6	5.6
Financing costs amortization	7.2	1.4
Realized gain on equity method investment	—	(0.3)
Unrealized foreign currency transaction gain	(0.8)	(4.3)
Unrealized loss on investments in equity securities	6.6	12.2
Equity in (earnings) loss of unconsolidated affiliates	(1.2)	0.6
Other non-cash operating activities	1.4	1.1
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(62.9)	(45.6)
Inventories	(8.6)	(55.6)
Unbilled contract revenues and other assets	159.6	(58.5)
Accounts payable and other liabilities	(192.5)	27.3
Customer advances and billings in excess of contract revenue	24.0	62.7
Net Cash Provided By Operating Activities	59.5	12.5
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(4,339.8)	(25.3)
Investments	(2.6)	(3.9)
Capital expenditures	(54.4)	(29.8)
Cash received from settlement of cross-currency swap agreement	—	3.6
Government grants and other	(1.0)	(0.3)
Net Cash Used In Investing Activities	(4,397.8)	(55.7)
FINANCING ACTIVITIES
Borrowings on credit facilities	722.8	433.3
Repayments on credit facilities	(384.8)	(361.2)
Borrowings on term loan	1,747.2	—
Repayments on term loan	(3.8)	—
Payments for debt issuance costs	(133.4)	—
Payment of contingent consideration	(1.7)	—
Proceeds from issuance of common stock, net	11.7	—
Proceeds from exercise of stock options	0.2	1.4
Common stock repurchases from share-based compensation plans	(2.7)	(3.3)

Dividend distribution to noncontrolling interest	(8.4)	—
Dividends paid on mandatory convertible preferred stock	(13.7)	—
Net Cash Provided By Financing Activities	1,933.4	70.2
Effect of exchange rate changes on cash and cash equivalents	1.9	0.3
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(2,403.0)	27.3
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	2,605.3	122.4
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD (1) (2)	$202.3	$149.7

(1)Includes restricted cash and restricted cash equivalents of $12.5 and $1,941.7 classified within restricted cash as of June 30, 2023 and December 31, 2022, respectively. For further information regarding restricted cash and restricted cash equivalents balances, refer to Note 9, “Debt and Credit Arrangements.”
(2)Net cash used in operating activities includes net out-of-pocket payments in connection with settlements related to our divested cryobiological products business. For further information regarding our discontinued operations, refer to Note 2, “Discontinued Operations.”
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Dollars in millions)

	Common Stock		Preferred Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Non-controlling Interests
	Shares Outstanding	Amount	Shares Outstanding	Amount		Treasury Stock	Retained Earnings			Total Equity
Balance at December 31, 2022	42.56	$0.4	0.40	$—	$1,850.2	$(19.3)	$902.2	$(58.0)	$8.8	$2,684.3
Net (loss) income	—	—	—	—	—	—	(15.0)	—	0.7	(14.3)
Other comprehensive income	—	—	—	—	—	—	—	4.0	—	4.0
Common stock issuance, net of equity issuance costs	0.11	—	—	—	11.7	—	—	—	—	11.7
Share-based compensation expense	—	—	—	—	4.0	—	—	—	—	4.0
Common stock issued from share-based compensation plans	0.08	—	—	—	0.1	—	—	—	—	0.1
Common stock repurchases from share-based compensation plans	(0.02)	—	—	—	(2.6)	—	—	—	—	(2.6)
Preferred stock dividend	—	—	—	—	—	—	(6.9)	—	—	(6.9)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	26.5	26.5
Other	—	—	—	—	—	—	(0.2)	0.1	0.2	0.1
Balance at March 31, 2023	42.73	0.4	0.40	—	1,863.4	(19.3)	880.1	(53.9)	36.2	2,706.9
Net income	—	—	—	—	—	—	9.1	—	3.0	12.1
Other comprehensive loss	—	—	—	—	—	—	—	(1.5)	(0.6)	(2.1)
Share-based compensation expense	—	—	—	—	2.6	—	—	—	—	2.6
Common stock issued from share-based compensation plans	—	—	—	—	0.1	—	—	—	—	0.1
Common stock repurchases from share-based compensation plans	—	—	—	—	(0.1)	—	—	—	—	(0.1)
Preferred stock dividend		—	—	—	—	—	(6.8)	—	—	(6.8)
Dividend distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(8.4)	(8.4)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	102.8	102.8
Other	—	—	—	—	—	—	0.1	—	—	0.1
Balance at June 30, 2023	42.73	$0.4	0.40	$—	$1,866.0	$(19.3)	$882.5	$(55.4)	$133.0	$2,807.2

	Common Stock		Preferred Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests
	Shares Outstanding	Amount	Shares Outstanding	Amount		Treasury Stock	Retained Earnings			Total Equity
Balance at December 31, 2021	36.55	$0.4	—	$—	$779.0	$(19.3)	$878.2	$(21.7)	$8.6	$1,625.2
Net income	—	—	—	—	—	—	10.2	—	0.1	10.3
Other comprehensive loss	—	—	—	—	—	—	—	(6.0)	—	(6.0)
Share-based compensation expense	—	—	—	—	3.3	—	—	—	—	3.3
Common stock issued from share-based compensation plans	0.08	—	—	—	1.0	—	—	—	—	1.0
Common stock repurchases from share-based compensation plans	(0.02)	—	—	—	(3.2)	—	—	—	—	(3.2)
Earthly Labs Inc. purchase price adjustment	—	—	—	—	(1.2)	—	—	—	—	(1.2)
Balance at March 31, 2022	36.61	0.4	—	—	778.9	(19.3)	888.4	(27.7)	8.7	1,629.4
Net income	—	—	—	—	—	—	13.0	—	0.4	13.4
Other comprehensive loss	—	—	—	—	—	—	—	(30.9)	—	(30.9)
Share-based compensation expense	—	—	—	—	2.3	—	—	—	—	2.3
Common stock issued from share-based compensation plans	0.01	—	—	—	0.4	—	—	—	—	0.4
Common stock repurchases from share-based compensation plans	—	—	—	—	(0.1)	—	—	—	—	(0.1)
Other	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Balance at June 30, 2022	36.62	$0.4	—	$—	$781.5	$(19.3)	$901.4	$(58.6)	$8.6	$1,614.0

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
(Dollars and shares in millions, except per share amounts)

NOTE 1 — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its consolidated subsidiaries (herein referred to as the “Company,” “Chart,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
On March 17, 2023, we completed the acquisition of Howden (“Howden”), a leading global provider of mission critical air and gas handling products and services, from affiliates of KPS Capital Partners, LP, which is included in our continuing operations for the period of ownership up to June 30, 2023. Results from continuing operations reflect our first full quarter of ownership of Howden and exclude the RootsTM business financial results for our entire ownership period of March 17, 2023 through June 30, 2023. See Note 2, “Discontinued Operations” for further information regarding the RootsTM divestiture and Note 13, “Business Combinations”, for further information regarding the acquisition of Howden (the “Howden Acquisition”).
Nature of Operations: We are a leading independent global leader in the design, engineering, and manufacturing of process technologies and equipment for gas and liquid molecule handling for the Nexus of Clean™ – clean power, clean water, clean food, and clean industrials, regardless of molecule. Our unique product portfolio across both stationary and rotating equipment is used in every phase of the liquid gas supply chain, including upfront engineering, service and repair. Being at the forefront of the clean energy transition, Chart is a leading provider of technology, equipment and services related to liquefied natural gas, hydrogen, biogas, CO2 Capture and water treatment, among other applications. We are committed to excellence in environmental, social and corporate governance (ESG) issues both for our company as well as our customers. With over 64 global manufacturing locations from the United States to Asia, India and Europe, we maintain accountability and transparency to our team members, suppliers, customers and communities.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
(Dollars and shares in millions, except per share amounts) – Continued

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
NOTE 2 — Discontinued Operations
Roots™ Divestiture
On June 11, 2023, we signed a definitive agreement to divest our Roots™ (“Roots”) business, which we acquired as part of the Howden acquisition and is within the Specialty Products, Cryo Tank Solutions and Repair, Service & Leasing segments, to Ingersoll Rand Inc. (“buyer”). Pursuant to the Purchase Agreement and subject to the terms and conditions set forth therein, the business will be sold to the buyer for $300.0, subject to customary adjustments. The transaction, which is subject to customary closing conditions, is expected to close no later than August 18, 2023.
Our Roots business, met the criteria to be held for sale. Furthermore, we determined that the assets held for sale qualify for discontinued operations. As such, the financial results of the Roots business are reflected in our unaudited condensed consolidated statements of operations and comprehensive income (loss) as discontinued operations for our entire ownership period of March 17, 2023 through June 30, 2023. Furthermore, current and non-current assets and liabilities of discontinued operations are reflected in the unaudited condensed consolidated balance sheet at June 30, 2023.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
(Dollars and shares in millions, except per share amounts) – Continued

Summarized Financial Information of Discontinued Operations
The following table represent the assets and liabilities from discontinued operations:

June 30, 2023
Accounts receivable, less allowances	$17.6
Inventories, net	40.0
Unbilled contract revenue	3.8
Prepaid expenses	0.3
Property, plant, and equipment, net	35.0
Goodwill	102.2
Identifiable intangible assets, net	108.5
Total assets of discontinued operations	$307.4

Accounts payable	$15.6
Customer advances and billings in excess of contract revenue	9.5
Accrued salaries, wages, and benefits	1.5
Current portion of warranty reserve	0.8
Short-term debt and current portion of long-term debt	0.2
Operating lease liabilities, current	0.3
Other current liabilities	0.3
Operating lease liabilities, non-current	1.8
Total liabilities of discontinued operations	$30.0
The following table represents income from discontinued operations, net of tax:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Sales	$34.9	$41.3
Cost of sales	21.8	26.0
Gross profit	13.1	15.3
Selling, general, and administrative expenses	3.8	4.8
Operating expenses	3.8	4.8
Operating income	9.3	10.5
Other expenses:
Interest expense, net	5.9	5.9
Foreign currency loss	0.1	0.1
Other expense, net	6.0	6.0
Income before income taxes	3.3	4.5
Income tax expense	0.8	1.1
Total income from discontinued operations, net of tax	$2.5	$3.4

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
(Dollars and shares in millions, except per share amounts) – Continued

The following table represents a summary of cash flows related to discontinued operations:

Net cash provided by (used in):	Six Months Ended June 30, 2023
Operating activities	$(5.5)
Investing activities	(2.1)
Net cash used in discontinued operations	$(7.6)
There was no income or cash flows from discontinued operations for the three and six months ended June 30, 2022.
NOTE 3 — Reportable Segments
As reported in our Annual Report on Form 10-K for the year ended December 31, 2022, the structure of our internal organization is divided into the following four reportable segments, which are also our operating segments: Cryo Tank Solutions, Heat Transfer Systems, Specialty Products and Repair, Service & Leasing.
Our Cryo Tank Solutions segment supplies bulk, microbulk and mobile equipment used in the storage, distribution, vaporization, and application of industrial gases and certain hydrocarbons. Our Heat Transfer Systems segment supplies mission critical process technology, engineered equipment and systems used in the movement, separation, liquefaction, and purification of hydrocarbon and industrial gases that span gas-to-liquid applications. Our Specialty Products segment supplies products and solutions used in specialty end-market applications including hydrogen, biofuels, CO2 Capture, food and beverage, space exploration, gas by rail, lasers, cannabis and water treatment, among others. Our Heat Transfer Systems, Specialty Products and Cryo Tank segments also include products from the Howden Acquisition such as compressors, blowers and fans, rotary heaters and steam turbines. Our Repair, Service & Leasing segment provides installation, service, repair, maintenance, monitoring and refurbishment of cryogenic and compression products in addition to providing equipment leasing solutions as well as expanded aftermarket products, services and service locations related to the Howden acquisition.
Corporate includes operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, risk management and share-based compensation expenses. Corporate support functions are not currently allocated to the segments.
We evaluate performance and allocate resources based on operating income as determined in our condensed consolidated statements of operations and comprehensive income (loss).

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
(Dollars and shares in millions, except per share amounts) – Continued

Segment Financial Information

	Three Months Ended June 30, 2023
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales	$152.7	$236.0	$236.7	$298.7	$(16.0)	$—	$908.1
Depreciation and amortization expense	3.8	8.8	3.6	45.8	—	0.9	62.9
Operating income (loss) (1) (2)	10.5	49.8	29.1	45.6	—	(39.3)	95.7

	Three Months Ended June 30, 2022
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales	$132.9	$102.9	$115.3	$55.4	$(1.7)	$—	$404.8
Depreciation and amortization expense	4.1	7.4	5.4	4.2	—	0.6	21.7
Operating income (loss) (1) (2)	9.9	5.7	20.8	12.0	—	(18.8)	29.6

	Six Months Ended June 30, 2023
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Total
Sales	$276.2	$403.5	$362.9	$417.2	$(20.2)	$—	$1,439.6
Depreciation and amortization expense	9.4	17.2	12.2	55.7	—	1.7	96.2
Operating income (loss) (1) (2)	14.8	77.1	50.9	78.7	—	(91.2)	130.3

	Six Months Ended June 30, 2022
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Total
Sales	$251.0	$182.2	$222.8	$104.7	$(1.8)	$—	$758.9
Depreciation and amortization expense	8.2	15.1	9.3	8.5	—	1.1	42.2
Operating income (loss) (1) (2)	24.0	5.5	37.0	20.3	—	(37.1)	49.7
_______________
(1)Restructuring costs for the:
•three months ended June 30, 2023 were $5.4 ($3.7 - Corporate, $0.7 - Repair, Service & Leasing, $0.5 - Specialty Products, $0.3 - Cryo Tank Solutions and $0.2 - Heat Transfer Systems).
•three months ended June 30, 2022 were $0.2 ($0.1 - Cryo Tank Solutions, $0.1 - Specialty Products)
•six months ended June 30, 2023 were $7.0 ($3.7 - Corporate, $1.5 - Repair, Service and Leasing, $1.1 - Cryo Tank Solutions, $0.5 - Specialty Products and $0.2 - Heat Transfer Systems )
•six months ended June 30, 2022 were $0.3 ($0.1 - Cryo Tank Solutions, $0.1 - Heat Transfer Systems and 0.1 Specialty Products)
(2)Acquisition-related contingent consideration charges (credits) in our Specialty Products Segment were related to our 2020 acquisitions of Sustainable Energy Solutions, Inc. (“SES”) and BlueInGreen, LLC (“BIG”) and for the:
•three months ended June 30, 2023 were $1.1
•three months ended June 30, 2022 were $(0.2)
•six months ended June 30, 2023 were $(6.5)
•six months ended June 30, 2022 were $(1.0)

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
(Dollars and shares in millions, except per share amounts) – Continued

Sales by Geography

	Three Months Ended June 30, 2023
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$63.8	$147.7	$81.8	$90.7	$(6.9)	$377.1
Europe, Middle East, Africa and India	54.0	30.3	69.2	138.7	(5.7)	286.5
Asia-Pacific	33.3	50.7	80.0	58.3	(3.1)	219.2
Rest of the World	1.6	7.3	5.7	11.0	(0.3)	25.3
Total	$152.7	$236.0	$236.7	$298.7	$(16.0)	$908.1

	Three Months Ended June 30, 2022
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$52.4	$75.9	$86.6	$35.9	$(1.1)	$249.7
Europe, Middle East, Africa and India	46.9	16.6	21.3	9.2	(0.3)	93.7
Asia-Pacific	31.5	9.6	7.4	9.9	(0.3)	58.1
Rest of the World	2.1	0.8	—	0.4	—	3.3
Total	$132.9	$102.9	$115.3	$55.4	$(1.7)	$404.8

	Six Months Ended June 30, 2023
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$127.2	$282.3	$153.9	$146.4	$(9.2)	$700.6
Europe, Middle East, Africa and India	96.0	45.8	102.2	174.8	(7.0)	411.8
Asia-Pacific	50.6	65.0	100.1	81.3	(3.7)	293.3
Rest of the World	2.4	10.4	6.7	14.7	(0.3)	33.9
Total	$276.2	$403.5	$362.9	$417.2	$(20.2)	$1,439.6

	Six Months Ended June 30, 2022
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$90.3	$129.6	$146.6	$70.5	$(1.2)	$435.8
Europe, Middle East, Africa and India	97.6	35.7	56.5	19.3	(0.3)	208.8
Asia-Pacific	59.7	15.7	19.6	13.9	(0.3)	108.6
Rest of the World	3.4	1.2	0.1	1.0	—	5.7
Total	$251.0	$182.2	$222.8	$104.7	$(1.8)	$758.9

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
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

	June 30, 2023	December 31, 2022
Cryo Tank Solutions	$610.8	$382.0
Heat Transfer Systems	571.1	298.6
Specialty Products	810.4	429.8
Repair, Service & Leasing	840.6	182.1
Total assets of reportable segments	2,832.9	1,292.5
Goodwill	2,827.8	992.0
Identifiable intangible assets, net	2,913.4	535.3
Corporate	526	2,830.7
Total assets of discontinued operations	307.4	—
Insurance receivable, net of tax	—	251.4
Total	$9,407.5	$5,901.9
_______________
(1)See Note 7, “Goodwill and Intangible Assets,” for further information related to goodwill and identifiable intangible assets, net.
NOTE 4 — Revenue
Disaggregation of Revenue
The following tables represent a disaggregation of revenue by timing of revenue along with the reportable segment for each category:

	Three Months Ended June 30, 2023
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$96.5	$20.6	$58.0	$184.6	$(10.3)	$349.4
Over time	56.2	215.4	178.7	114.1	(5.7)	558.7
Total	$152.7	$236.0	$236.7	$298.7	$(16.0)	$908.1

	Three Months Ended June 30, 2022
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$121.9	$5.3	$52.7	$28.1	$(0.7)	$207.3
Over time	11.0	97.6	62.6	27.3	(1.0)	197.5
Total	$132.9	$102.9	$115.3	$55.4	$(1.7)	$404.8

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
(Dollars and shares in millions, except per share amounts) – Continued

	Six Months Ended June 30, 2023
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$186.8	$32.0	$61.5	$256.1	$(12.7)	$523.7
Over time	89.4	371.5	301.4	161.1	(7.5)	915.9
Total	$276.2	$403.5	$362.9	$417.2	$(20.2)	$1,439.6

	Six Months Ended June 30, 2022
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$229.3	$11.2	$111.7	$54.0	$(0.7)	$405.5
Over time	21.7	171.0	111.1	50.7	(1.1)	353.4
Total	$251.0	$182.2	$222.8	$104.7	$(1.8)	$758.9
Refer to Note 3, “Reportable Segments,” for a table of revenue by reportable segment disaggregated by geography.
Contract Balances
The following table represents changes in our contract assets and contract liabilities balances:

	June 30, 2023	December 31, 2022
Contract assets
Accounts receivable, net of allowances	769.7	$278.4
Unbilled contract revenue	408.6	133.7

Contract liabilities
Customer advances and billings in excess of contract revenue	469.3	$170.6
Long-term deferred revenue	0.1	0.3
Contract assets and contract liabilities have increased significantly as a result of the Howden acquisition. See Note 13, “ Business Combinations”, for more information.
Revenue recognized for the three months ended June 30, 2023 and 2022, that was included in the contract liabilities balance at the beginning of each year was $77.4 and $33.2, respectively. Revenue recognized for the six months ended June 30, 2023 and 2022, that was included in the contract liabilities balance at the beginning of each year was $145.4 and $96.9, respectively. The amount of revenue recognized during the three and six months ended June 30, 2023 from performance obligations satisfied or partially satisfied in previous periods as a result of changes in the estimates of variable consideration related to long-term contracts, was not significant.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, and excludes unexercised contract options and potential orders. As of June 30, 2023, the estimated revenue expected to be recognized in the future related to remaining performance obligations was $3,964.8. We expect to recognize revenue on over 65% of the remaining performance obligations over the next 12 months and the remaining over the next few years thereafter.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 5 — Inventories
The following table summarizes the components of inventory:

	June 30, 2023	December 31, 2022
Raw materials and supplies	$330.0	$218.9
Work in process	174.7	57.8
Finished goods	129.9	81.2
Total inventories, net	$634.6	$357.9
The allowance for excess and obsolete inventory balance at June 30, 2023 and December 31, 2022 was $7.5 and $8.2, respectively.
NOTE 6 — Leases
Lessee Accounting
The Company leases certain office spaces, warehouses, facilities, vehicles and equipment. Our leases have maturity dates ranging from July 2023 to November 2034. Leases with an initial term of twelve months or less are not recorded on the balance sheet. Operating lease ROU assets are classified as property, plant and equipment, net in the condensed consolidated balance sheets. Finance lease ROU assets are classified as property, plant and equipment in the condensed consolidated balance sheets. Operating lease liabilities are classified as operating lease liabilities, current and operating lease liabilities, non-current. Finance lease liabilities are classified as other current liabilities and other long-term liabilities in the consolidated balances sheets.
We incurred $9.8 and $4.2 of rental expense under operating leases for the three months ended June 30, 2023 and 2022, and $14.9 and $7.6 for the six months ended June 30, 2023 and 2022, respectively. Certain operating leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight-line basis over the minimum lease term. Adjustments for straight-line rental expense for the respective periods was not material and as such, the majority of expense recognized was reflected in cash provided by operating activities for the respective periods. This expense consisted primarily of payments for base rent on building and equipment leases. Payments related to short-term lease costs and taxes and variable service charges on leased properties were immaterial. In addition, we have the right, but no obligation, to renew certain leases for various renewal terms.
We incurred $0.1 and $0.0 of finance lease interest for the three months ended June 30, 2023 and 2022, and $0.2 and $0.1 for the six months ended June 30, 2023 and 2022, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
(Dollars and shares in millions, except per share amounts) – Continued

The following table presents the lease balances within our condensed consolidated balance sheets, weighted average remaining lease term and weighted average discount rates related to our leases:

Lease Assets and Liabilities	June 30, 2023	December 31, 2022
Assets
Operating lease, net	$71.1	$21.1
Finance lease, net	10.6	3.0
Total lease assets	$81.7	$24.1

Liabilities
Current:
Operating lease liabilities	$16.6	$5.4
Finance lease liabilities	1.7	1.7
Non-current:
Operating lease liabilities	54.4	15.6
Finance lease liabilities	8.9	1.5
Total lease liabilities	$81.6	$24.2

Weighted-average remaining lease terms
Operating leases	5.3 years
Finance leases	6.2 years
Weighted-average discount rate
Operating leases	6.5%
Finance leases	6.7%
The following table summarizes future minimum lease payments for non-cancelable operating leases and for finance leases as of June 30, 2023:

	Finance	Operating
2023	$1.5	$10.2
2024	2.6	19.8
2025	1.5	15.7
2026	1.3	10.6
2027	1.2	6.9
Thereafter (1)	5.9	20.2
Total future minimum lease payments	$14.0	$83.4
Less: Present value discount	(3.4)	(12.4)
Lease Liability	$10.6	$71.0
_______________
(1)     As of June 30, 2023, future minimum lease payments for non-cancelable operating leases for the period subsequent to 2027 relate to twenty leased facilities.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
(Dollars and shares in millions, except per share amounts) – Continued

Lessor Accounting
We lease equipment manufactured by Chart primarily through our Cryo-Lease program as sales-type and operating leases. As of June 30, 2023 and December 31, 2022, our short-term net investment in sales-type leases was $17.3 and $14.5, respectively, and is included in other current assets in our condensed consolidated balance sheets. Our long-term net investment in sales type leases was $52.0 and $44.3 as of June 30, 2023 and December 31, 2022, respectively, and is included in other assets in our condensed consolidated balance sheets. For sales type leases, interest income was $0.8 and $0.6 in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2023 and 2022, and $1.5 and $1.1 for the six months ended June 30, 2023 and 2022, respectively.
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
The following table represents sales from sales-type and operating leases:

	Three Months Ended June 30,
	2023	2022
Sales-type leases	$6.5	$5.9
Operating leases	1.1	1.0
Total sales from leases	$7.6	$6.9

	Six Months Ended June 30, 2023
	2023	2022
Sales-type leases	$19.2	$11.2
Operating leases	2.3	2.0
Total sales from leases	$21.5	$13.2
The following table represents scheduled payments for sales-type leases as of June 30, 2023:

2023	$9.0
2024	18.0
2025	18.0
2026	14.9
2027	8.4
Thereafter	19.6
Total	87.9
Less: unearned income	18.6
Total	$69.3
The following table represents the cost of equipment leased to others:

	June 30, 2023	December 31, 2022
Equipment leased to others, cost	$20.5	$17.3
Less: accumulated depreciation	3.9	3.1
Equipment leased to others, net	$16.6	$14.2

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
(Dollars and shares in millions, except per share amounts) – Continued

The following table represents payments due for operating leases as of June 30, 2023:

2023	$0.3
2024	0.2
2025	0.1
2026	—
2027	—
Thereafter	—
Total	$0.6
NOTE 7 — Goodwill and Intangible Assets
Goodwill
The following table represents the changes in goodwill by segment:

	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Consolidated
Balance at December 31, 2022	$79.1	$430.5	$304.0	$178.4	$992.0
Goodwill acquired during the period (1)	185.7	27.2	264.9	1,458.6	1,936.4
Foreign currency translation adjustments and other	(3.6)	(4.1)	(11.2)	20.3	1.4
Divestiture of Roots	(66.7)	—	(1.5)	(34.0)	(102.2)
Purchase price adjustments (2)	—	—	(0.1)	0.3	0.2
Balance at June 30, 2023	$194.5	$453.6	$556.1	$1,623.6	$2,827.8

Accumulated goodwill impairment loss at December 31, 2022	$23.5	$49.3	$35.8	$20.4	$129.0
Accumulated goodwill impairment loss at June 30, 2023	$23.5	$49.3	$35.8	$20.4	$129.0
_______________
(1)Goodwill acquired during the period was $1,936.4. All goodwill acquired during the period related to the Howden Acquisition.
(2)During the first six months of 2023, we recorded purchase price adjustments, which decreased goodwill by $0.1 in our Specialty Products segment related to the 2022 acquisition of Fronti Fabrications, Inc. (“Fronti”) and increased goodwill by $0.3 in our Repair, Service & Leasing segment related to the 2022 acquisition of CSC Cryogenic Service Center AB (“CSC”). For further information regarding goodwill acquired and the purchase price adjustments during the period refer to Note 13, “Business Combinations.”

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
(Dollars and shares in millions, except per share amounts) – Continued

Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill) (1):

		June 30, 2023		December 31, 2022
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	4 to 18 years	$1,850.4	$(129.8)	$311.5	$(104.6)
Technology	5 to 18 years	500.2	(61.0)	202.5	(44.8)
Patents, backlog and other	2 to 10 years	141.8	(29.0)	6.8	(2.0)
Trademarks and trade names	5 to 23 years	3.0	(1.8)	2.5	(1.7)
Land use rights	50 years	10.0	(1.7)	10.4	(1.7)
Total finite-lived intangible assets		2,505.4	(223.3)	533.7	(154.8)
Indefinite-lived intangible assets:
Trademarks and trade names (2)		631.3	—	156.4	—
Total intangible assets		$3,136.7	$(223.3)	$690.1	$(154.8)
_______________
(1)Amounts include the impact of foreign currency translation. Fully amortized or impaired amounts are written off.
(2)Accumulated indefinite-lived intangible assets impairment loss was $16.0 at both June 30, 2023 and December 31, 2022.
Amortization expense for intangible assets subject to amortization was $44.2 and $11.7 for the three months ended June 30, 2023 and 2022, respectively, and $66.0 and $21.8 for the six months ended June 30, 2023 and 2022, respectively. We estimate amortization expense to be recognized during the next five years as follows:

For the Year Ending December 31,
2023	$96.6
2024	190.6
2025	189.6
2026	162.7
2027	143.3
Government Grants
During the fourth quarter of 2021, we were selected by the U.S. Department of Energy (“DOE”) for funding of up to $5.0 to engineer and build our Cryogenic Carbon CaptureTM system for a cement plant. During the project’s duration, the DOE shall reimburse us in cash for approved expenses we incur. This project began on February 1, 2022, and as of June 30, 2023, we have received $0.3 in reimbursed expenses related to these grants.
We received certain government grants related to land use rights for capacity expansion in China (“China Government Grants”). China Government Grants are generally recorded in other current liabilities and other long-term liabilities in the unaudited condensed consolidated balance sheets and generally recognized into income over the useful life of the associated assets (10 to 50 years).
China Government Grants are presented in our unaudited condensed consolidated balance sheets as follows:

	June 30, 2023	December 31, 2022
Current	$0.4	$0.5
Long-term	5.7	6.1
Total China Government Grants	$6.1	$6.6

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
(Dollars and shares in millions, except per share amounts) – Continued

We also received government grants from certain local jurisdictions across Chart, which are recorded in other assets in the condensed consolidated balance sheets and were not significant for the periods presented.
NOTE 8 — Investments
Equity Method Investments
The following table represents the activity in equity method investments:

Equity Method Investments (1) (2) (3)
Balance at December 31, 2022	$93.0
New investments (4)	25.5
Equity in earnings of unconsolidated affiliates	1.2
Foreign currency translation adjustments and other	0.9
Balance at June 30, 2023	$120.6
_______________
(1)Cryomotive: Our equity method investment in Cryomotive GmbH (“Cryomotive”) was $5.0 and $4.9 at June 30, 2023 and December 31, 2022, respectively. Equity in loss of unconsolidated affiliates, net of this investment was $0.1 and $0.4 for the three months ended June 30, 2023 and 2022, respectively, and $0.1 and $0.9 for the six months ended June 30, 2023 and 2022, respectively. The equity in loss is classified in equity in loss of unconsolidated affiliates, net in the condensed consolidated statements of operations and comprehensive income (loss). The remaining change in fair value during the current period was attributable to an immaterial gain on foreign currency translation.
(2)HTEC: Our equity method investment in HTEC Hydrogen Technology & Energy Corporation (“HTEC”) was $82.0 and $80.8 at June 30, 2023 and December 31, 2022, respectively. Equity in earnings (loss) of unconsolidated affiliates, net of this investment was $0.6 and $(0.3) for the three months ended June 30, 2023 and 2022, respectively, and $(0.4) and $(0.5) for the six months ended June 30, 2023 and 2022, respectively. The remaining change in fair value during the current period was attributable to an immaterial gain on foreign currency translation.
(3)Hudson Products: Also included in our equity method investments is a 50% ownership interest in a joint venture with Hudson Products de Mexico S.A. de CV which totaled $4.5 and $4.0 at June 30, 2023 and December 31, 2022, respectively. This investment is operated and managed by our joint venture partner and as such, we do not have control over the joint venture and therefore it is not consolidated. We recognized equity in earnings of unconsolidated affiliates, net of this investment of $0.2 and $0.3 for the three months ended June 30, 2023 and 2022, respectively, and $0.5 and $0.6 for the six months ended June 30, 2023 and 2022, respectively.
Liberty LNG: Additionally, we have a 25% ownership interest in Liberty LNG, which totaled $3.0 and $2.9 at June 30, 2023 and December 31, 2022, respectively. We recognized equity in earnings of unconsolidated affiliates, net of this investment of an immaterial amount and $0.1 for the three months ended June 30, 2023 and 2022, respectively, and $0.1 and $0.2 for the six months ended June 30, 2023 and 2022, respectively.
We have another immaterial investment in an unconsolidated affiliate of $0.4 for all periods presented.
(4)Hylium Industries: During the first quarter of 2023, we completed an investment for a 50% ownership interest in Hylium Industries, Inc. (“Hylium”) for $2.3. Our equity method investment in Hylium was $2.2 at June 30, 2023. The change in fair value during the current period was attributable to an immaterial loss on foreign currency translation.
L&T Howden Private Ltd (“LTH”): In connection with the Howden Acquisition, we recorded a 49.9% ownership interest in a joint venture in L&T Howden Private Ltd at a fair value of $22.3. Our equity method investment in LTH was $22.3 at June 30, 2023. Equity in earnings (loss), net of this investment was $0.1 for the three and six months ended June 30, 2023, respectively. The remaining change in fair value during the current period was attributable to an immaterial gain on foreign currency translation.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
(Dollars and shares in millions, except per share amounts) – Continued

Investments in Equity Securities
The following table summarizes the components of our investments in equity securities:

	Investment in Equity Securities, Level 1 (1)	Investment in Equity Securities, Level 2 (1)	Investments in Equity Securities, All Others (2)	Investments Total
Balance at December 31, 2022	$17.2	$7.8	$71.5	$96.5
Decrease in fair value of investments in equity securities	(6.2)	(0.4)	—	(6.6)
Foreign currency translation adjustments and other	0.3	—	(0.3)	—
Balance at June 30, 2023	$11.3	$7.4	$71.2	$89.9
_______________
(1)McPhy: Investment in equity securities Level 1 includes our investment in McPhy (Euronext Paris: MCPHY - ISIN; FR001742329). McPhy’s common stock trades on the Euronext Paris stock exchange and therefore we measure our investment in McPhy using Level 1 fair value inputs. The fair value of our investment in McPhy was $11.3 and $17.2 at June 30, 2023 and December 31, 2022, respectively. We recognized an unrealized loss of $6.6 and an unrealized loss of $8.2 in our investment in McPhy for the three months ended June 30, 2023 and 2022, respectively, and an unrealized loss of $6.2 and an unrealized loss of $11.9 for the six months ended June 30, 2023 and 2022, respectively.
Stabilis: Investment in equity securities Level 2 includes our investment in Stabilis Energy, Inc. (NasdaqCM: SLNG) (“Stabilis”). Stabilis represents an instrument with quoted prices that trades less frequently than certain of our other exchange-traded instruments and therefore we measure our investment in Stabilis using Level 2 fair value inputs. The fair value of our investment in Stabilis was $7.4 and $7.8 at June 30, 2023 and December 31, 2022, respectively. We recognized an unrealized gain of $2.0 and an unrealized loss of $1.4 for the three months ended June 30, 2023 and 2022, respectively, and an unrealized loss of $0.4 and an unrealized loss of $0.3 for the six months ended June 30, 2023 and 2022, respectively, in our investment in Stabilis.
(2)Transform: The fair value of our investment in Transform Materials LLC (“Transform Materials”) was $25.1 at both June 30, 2023 and December 31, 2022.
Svante: The fair value of our investment in Svante Inc. (“Svante”) was $38.5 at both June 30, 2023 and December 31, 2022.
Hy24: Our investment in Hy24 is measured at fair value using the net asset value (“NAV”) per share practical expedient and is not classified in the fair value hierarchy. The fair value of our investment in the Hy24 was $0.6 and $0.9 at June 30, 2023 and December 31, 2022, respectively. See “Hy24 (f/k/a FiveT Hydrogen Fund)” below for further information.
Gold Hydrogen LLC: The fair value of our investment in Gold Hydrogen was $2.0 at both June 30, 2023 and December 31, 2022, respectively.
Avina: During the fourth quarter of 2022, we completed an investment in Avina Clean Hydrogen Inc. (“Avina”) in the amount of $5.0. The fair value of our investment in Avina was $5.0 at both June 30, 2023 and December 31, 2022, respectively.
Our investments in Transform Materials, Svante, Hy24, Gold Hydrogen and Avina represent equity instruments without a readily determinable fair value. These investments are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
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
Accounting Treatment of Put and Call Options
We record the Put and Call Options (together “the Options”) at fair value and record any change in fair value through earnings at each reporting period. The fair value of the Options was not material on June 30, 2023.
Hy24 (f/k/a FiveT Hydrogen Fund)
As previously announced on April 5, 2021, we were admitted as an anchor investor in Hy24 (the “Hydrogen Fund”). Hy24 is a joint venture between Ardian, a European investment house, and FiveT Hydrogen, a new investment manager specialized purely on clean hydrogen investments. As discussed in the “Investments in Equity Securities” section above, our investment to date is euro 0.5 million, making our unfunded commitment euro 49.5 million. During the six months ended June 30, 2023 there was a return of capital of $0.2 from Hy24.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
(Dollars and shares in millions, except per share amounts) – Continued

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 9 — Debt and Credit Arrangements
Summary of Outstanding Borrowings
The following table represents the components of our borrowings:

	June 30, 2023	December 31, 2022
Senior secured and senior unsecured notes:
Principal amount, senior secured notes due 2030 (1)	$1,460.0	$1,460.0
Principal amount, senior unsecured notes due 2031 (1)	510.0	510.0
Unamortized discount	(28.5)	(29.9)
Unamortized debt issuance costs	(34.9)	(4.8)
Senior secured and senior unsecured notes, net of unamortized discount and debt issuance costs	1,906.6	1,935.3

Senior secured revolving credit facilities and term loans:
Term loans due March 2030 (2)	1,781.0	—
Senior secured revolving credit facility due October 2026 (3) (4)	442.8	104.5
Unamortized discount	(37.7)	—
Unamortized debt issuance costs	(36.1)	—
Senior secured revolving credit facility and term loan, net of unamortized discount and debt issuance costs	2,150.0	104.5

Convertible notes due November 2024:
Principal amount	258.8	258.8
Unamortized debt issuance costs	(1.4)	(1.9)
Convertible notes due November 2024, net of unamortized debt issuance costs	257.4	256.9

Other debt facilities (5)	3.7	—

Total debt, net of unamortized debt issuance costs	4,317.7	2,296.7
Less: current maturities (6)	278.2	256.9
Long-term debt	$4,039.5	$2,039.8
_______________
(1)The senior secured notes due 2030 (the “Secured Notes”) and senior unsecured notes due 2031 (the “Unsecured Notes”) bear interest at rates of 7.500% and 9.500% per year, respectively. Interest is payable semi-annually on January 1 and July 1 of each year, commencing July 1, 2023. The Secured Notes mature on January 1, 2030, and the Unsecured Notes mature on January 1, 2031.
(2)A term loan due March 2030 was drawn prior to June 30, 2023 in conjunction with the Howden Acquisition. On June 30, 2023, we drew $250.0 on an incremental term loan due March 2030. As of June 30, 2023, there were $1,781.0 in borrowings outstanding under term loans due March 2030 bearing an interest rate of 8.8%. See below for more information.
(3)As of June 30, 2023, there were $442.8 in borrowings outstanding under the senior secured revolving credit facility due October 2026 bearing an interest rate of 6.2% (3.4% as of December 31, 2022) and $238.4 in letters of credit and bank guarantees outstanding supported by the senior secured revolving credit facility due 2026. As of June 30, 2023, the senior secured revolving credit facility due 2026 had availability of $318.8.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
(Dollars and shares in millions, except per share amounts) – Continued

(4)A portion of borrowings outstanding under our senior secured revolving credit facility due 2026 are denominated in euros (“EUR Revolver Borrowings”). EUR Revolver Borrowings outstanding were euro 90.0 million (equivalent to $97.8) at June 30, 2023 and euro 98.0 million (equivalent to $104.5) at December 31, 2022. During the three and six months ended June 30, 2023, we recognized an unrealized foreign currency gain of $0.1 and an unrealized foreign currency loss of $1.6, respectively, relative to the translation of the EUR Revolver Borrowings outstanding. During the three and six months ended June 30, 2022, we recognized unrealized foreign currency gains of $5.7 and $6.6, respectively, relative to the translation of the EUR Revolver Borrowings outstanding. This unrealized foreign currency (gain) loss is classified within foreign currency (gain) loss in the condensed consolidated statements of operations and comprehensive income (loss) for all periods presented.
(5)Other debt facilities relate to a few local debt facilities that we assumed through the Howden Acquisition.
(6)Our convertible notes due November 2024, net of unamortized debt issuance costs, are included in current maturities for both periods presented. Also included in current maturities for the current period is $17.1 related to the short-term portion of the term loan due March 2030 and $3.7 of other current maturities.
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
We recorded a $30.0 debt discount and $36.8 in deferred debt issuance costs associated with the Notes, which are being amortized over the term of the Notes using the effective interest method. We incurred $0.0 and $32.0 of deferred debt issuance costs during the three and six months ended June 30, 2023, respectively. We recorded $0.9 and $1.9 in financing costs amortization associated with the Notes for the three and six months ended June 30, 2023, respectively.
The following table summarizes the interest accretion of the Notes discount and contractual interest coupon associated with the Notes:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Interest accretion of senior notes discount	$0.7	$1.4
Secured Notes, 7.5% contractual interest coupon	27.4	54.8
Unsecured Notes, 9.5% contractual interest coupon	12.1	24.2
Total interest expense	$40.2	$80.4

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
(Dollars and shares in millions, except per share amounts) – Continued

Senior Secured Revolving Credit Facility and Term Loans
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
Significant financial covenants for the Amended SSRCF include financial maintenance covenants that, as of the last day of any fiscal quarter ending on and after September 30, 2021, (i) require the ratio of the amount of Chart and its subsidiaries’ consolidated total net indebtedness to consolidated EBITDA to be less than the Maximum Total Net Leverage Ratio Levels and (ii) require the ratio of the amount of Chart and its subsidiaries’ consolidated EBITDA to consolidated cash interest expense to be greater than the Minimum Interest Coverage Ratio Levels. The Amended SSRCF includes a number of other customary covenants including, but not limited to, restrictions on our ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations and pay dividends or distributions. At June 30, 2023, we were in compliance with all covenants.
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
During 2022, we recorded $1.5 in deferred debt issuance costs related to the Amended SSRCF and included $7.1 in unamortized debt issuance costs from previous credit facilities. During the first quarter of 2023, we recorded an additional $0.4 in deferred debt issuance costs related to the Amended SSRCF.
On March 16, 2023, we entered into an amendment (“Amendment No. 2”) under the Credit Agreement. Amendment No. 2 updates the benchmark interest rate provisions to replace the London interbank offered rate (LIBOR) with a term rate based on the Secured Overnight Financing Rate (Term SOFR) as the reference rate for purposes of calculating interest under the terms of the Credit Agreement.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
(Dollars and shares in millions, except per share amounts) – Continued

During the first three months of 2023, we recorded $0.4 in deferred debt issuance costs related to Amendment No. 2 and Amendment No. 3 further described under “Term Loans” below. Deferred debt issuance costs related to the Amended SSRCF are presented in other assets in the condensed consolidated balance sheets and are being amortized over the five-year term of the Amended SSRCF. At June 30, 2023 and December 31, 2022, unamortized debt issuance costs associated with the Amended SSRCF were $7.6 and $8.4, respectively.
Term Loans
On June 30, 2023, we entered into an amendment (“Amendment No. 4”), which amends our fifth amended and restated credit agreement, dated as of October 18, 2021 (as amended by Amendment No. 1, dated as of November 21, 2022, Amendment No. 2, dated as of March 16, 2023, Amendment No. 3, dated as of March 17, 2023, and as further amended, restated, supplemented or otherwise modified from time to time, the “Amended Credit Agreement”). In connection with the Howden Acquisition, we borrowed incremental term loans in the aggregate principal amount of $1,534.8 under the Amended Credit Agreement (“Amendment No. 3 Term Loan”). Amendment No. 4 provided for the incurrence of incremental term loans in the aggregate principal amount of $250.0 to be used for general corporate purposes, including to pay down our Amended SSRCF without any resulting change to leverage (“Amendment No. 4 Term Loan”). Both the Amendment No. 3 Term Loan and Amendment No. 4 Term Loan mature on March 18, 2030 (together, the “term loans due 2030”) and bear interest at the Term SOFR Rate plus 0.10%, plus an applicable margin of 3.75%, provided that if the adjusted rate is less than 0.50%, the rate will be deemed to be 0.50%, and are payable in equal quarterly installments beginning on June 30, 2023 for the Amendment No. 3 Term Loan and September 30, 2023 for the Amendment No. 4 Term Loan in an amount equal to 0.25% of the aggregate principal amount.
Chart may elect the interest rate for the term loans due 2030 equal to (i) Adjusted Term SOFR (Term SOFR plus a credit spread adjustment of 0.10%; provided that Adjusted Term SOFR shall not be less than 0.50%) plus the Applicable Margin (3.75%), or (ii) the Alternate Base Rate (a rate per annum equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal in the U.S. as the prime rate, (b) the NYFRB Rate in effect plus 0.50%, (c) Adjusted Term SOFR for a one month Interest Period plus 1.00%, and (d) 1.50%) plus the Applicable Margin (2.75%). Chart may elect interest periods of 1, 3, or 6 months. Interest shall be payable in arrears for (a) for loans accruing interest at a rate based on Adjusted Term SOFR, at the end of each interest period and, for interest periods of greater than three months, every three months, and on the applicable maturity date and (b) for loans accruing interest based on the Alternate Base Rate, quarterly in arrears and on the applicable maturity date.
The allowance of incremental facilities is substantially identical to those in the Amended SSRCF, except (i) to permit the incurrence of a standalone letter of credit facility and (ii) that if the yield of any incremental facility that is in a U.S. dollar denominated term loan facility that is secured by liens on the collateral that is incurred within twelve months after the Closing Date, the applicable margins for the term loans due 2030 may increase under certain circumstances. Additionally, the refinancing facilities are substantially identical to those set forth in the Amended SSRCF.
Prepayments are mandatory only in the following circumstances: (i) unless the net cash proceeds are reinvested (or committed to be reinvested) in the business within 12 months, and if so committed to be reinvested, are actually reinvested within 6 months after the initial 12-month period, after certain non-ordinary course asset sales or other non-ordinary course dispositions of property occur, (ii) 50% of excess cash flow of Chart and its subsidiaries shall be used to prepay the term loans due 2030, and (iii) 100% of the net cash proceeds of issuances of debt obligations of Chart and our restricted subsidiaries after the Closing Date.
Chart may prepay the term loans due 2030 in whole or in part at any time without penalty or premium, with the exception of a repricing event with respect to all or any portion of the term loans due 2030 that occurs on or before the date that is six months after the Closing Date.
The term loans due 2030 will be equal in right of payment with any other senior indebtedness of Chart and, if needed, shall be subject to an equal intercreditor agreement with respect to the Amended SSRCF.
The term loans due 2030 are guaranteed by each wholly-owned domestic subsidiary that is also a guarantor under the Amended SSRCF.
Significant financial covenants and customary events of default for the term loans due 2030 are substantially identical to those in the Amended SSRCF.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
(Dollars and shares in millions, except per share amounts) – Continued

We recorded $38.9 in debt discount and $37.2 in deferred debt issuance costs associated with the term loans due 2030, which are being amortized over the applicable term using the effective interest method. We recorded $1.1 and $1.2 in interest accretion of the Amendment No. 3 Term Loan discount for the three and six months ended June 30, 2023.
The following table summarizes interest expense and financing costs amortization related to the Amended SSRCF and term loans due 2030:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense, senior secured revolving credit facility due October 2026	$11.8	$5.0	$14.4	$8.3
Interest expense, term loans due March 2030	34.2	—	39.7	—
Interest expense, senior secured revolving credit facility due October 2026 and term loans due March 2030	$46.0	$5.0	$54.1	$8.3

Financing costs amortization, senior secured revolving credit facility due October 2026	$0.6	$0.4	$1.2	$0.9
Financing costs amortization, term loans due March 2030	0.9	—	1.0	—
Financing costs amortization, senior secured revolving credit facility due October 2026 and term loans due March 2030	$1.5	$0.4	$2.2	$0.9
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
The initial conversion rate for the 2024 Notes is 17.0285 shares of common stock (subject to adjustment as provided for in the Indenture) per $1,000 principal amount of the 2024 Notes, which is equal to an initial conversion price of approximately $58.725 per share, representing a conversion premium of approximately 35% above the closing price of our common stock of $43.50 per share on October 31, 2017. In addition, following certain corporate events that occur prior to the maturity date as described in the Indenture, we will pay a make-whole premium by increasing the conversion rate for a holder who elects to convert its 2024 Notes in connection with such a corporate event in certain circumstances. For purposes of calculating earnings per share, if the average market price of our common stock exceeds the applicable conversion price during the periods reported, shares contingently issuable under the 2024 Notes will have a dilutive effect with respect to our common stock. Since our closing common stock price of $159.79 at the end of the period exceeded the conversion price of $58.725, the if-converted value exceeded the principal amount of the 2024 Notes by $445.3 at June 30, 2023. As described below, we entered into

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
(Dollars and shares in millions, except per share amounts) – Continued

convertible note hedge transactions, which are expected to reduce the potential dilution with respect to our common stock upon conversion of the 2024 Notes.
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
As of July 1, 2023, the 2024 Notes continue to be convertible at the option of the shareholders. This conversion right, which will remain available until September 30, 2023, was triggered since the closing price of our common stock was greater than or equal to $76.3425 (130% of the conversion price of the 2024 Notes) for at least 20 trading days during the last 30 trading days ending on June 30, 2023. Since the holders of the 2024 Notes could potentially convert their 2024 Notes at their option during the three month period subsequent to June 30, 2023, the $258.8 principal amount of the 2024 Notes was classified as a current liability in the unaudited condensed consolidated balance sheet at June 30, 2023. As of December 31, 2022, the 2024 Notes were convertible at the option of the holders, and the liability component of the 2024 Notes was classified as a current liability. We will reassess the convertibility of the 2024 Notes and the related balance sheet classification on a quarterly basis. There have been no significant conversions as of the date of this filing.
The following table summarizes 1.0% contractual interest coupon and financing costs amortization associated with the 2024 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
2024 Notes, 1.0% contractual interest coupon	$0.7	$0.7	$1.3	$1.3

2024 Notes, financing costs amortization	$0.3	$0.3	$0.5	$0.5
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
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
Additional Bridge Facility fees of $26.1 were incurred during the first quarter of 2023 upon successful closing of the Howden Acquisition and classified in acquisition related finance fees in the condensed consolidated statement of operations for three months ended June 30, 2023. We incurred $29.5 in Bridge Facility fees during the three months ended December 31, 2022 and paid the total of $55.6 in Bridge Facility fees at the close of the Howden Acquisition.
Interest Expense, Net
Gross interest expense related to debt for the three months ended June 30, 2023 was $80.3 and included $27.4, $12.1 and $34.2 in interest related to our Secured Notes, Unsecured Notes and term loans due 2030, respectively. Gross interest expense for the three months ended June 30, 2023 included $0.7 interest expense related to our convertible notes due November 2024 and $11.8 in interest related to borrowings on our senior secured revolving credit facility due 2026.
Gross interest expense related to debt for the six months ended June 30, 2023 was $128.5 and included $54.8, $24.2 and $39.7 in interest related to our Secured Notes, Unsecured Notes and term loans due 2030, respectively. Gross interest expense for the six months ended June 30, 2023 included $1.3 interest expense related to our convertible notes due November 2024 and $14.4 in interest related to borrowings on our senior secured revolving credit facility due 2026.
The increase in gross interest expense was partially offset by $0.6 and $20.7 in interest income on deposits for the three and six months ended June 30, 2023, respectively. This income was primarily earned from deposit of proceeds from the senior secured notes due 2030, senior unsecured notes due 2031, common stock and preferred stock offerings into interest bearing accounts until the consummation of the Howden Acquisition.
Other Debt Facilities
In various markets where we do business, we have local credit facilities to meet local working capital demands, fund letters of credit and bank guarantees, and support other short-term cash requirements. The facilities generally have variable interest rates and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. We are permitted to borrow up to USD equivalent $76.6 under certain of our other debt facilities.
Certain of our other debt facilities allow us to request bank guarantees and letters of credit. None of these facilities allow revolving credit borrowings. We have letters of credit and bank guarantees outside of our Amended Credit Agreement that totaled USD equivalent $131.8 and $45.7 as of June 30, 2023 and December 31, 2022, respectively.
Restricted Cash
As of June 30, 2023 we had $12.5 cash classified as restricted cash on our condensed consolidated balance sheet, which relates to Howden Thomassen Compressors B.V., a wholly-owned subsidiary of Chart, to secure guarantees. As of December 31, 2022 we had restricted cash of $1,941.7 from the proceeds of the Secured Notes and Unsecured Notes which was used to fund the Howden Acquisition.
Fair Value Disclosures
The fair value of the 2024 Notes was approximately 274% and 201% of their par value as of June 30, 2023 and December 31, 2022, respectively. The fair value of the Secured Notes and Unsecured Notes was approximately 102% and 107%, respectively, of their par value as of June 30, 2023 and 101% and 103%, respectively, of their par value as of December 31, 2022. The fair value of the term loans due 2030 was approximately 100% of its par value as of June 30, 2023. The 2024 Notes, Secured Notes, Unsecured Notes and term loans due 2030 are actively quoted instruments and, accordingly, their fair values were determined using Level 1 inputs.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
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
Dividends: Dividends on the Mandatory Convertible Preferred Stock will be payable on a cumulative basis when, as and if declared at an annual rate of 6.75% on the liquidation value of $1,000 per share. Chart may pay declared dividends in cash or, subject to certain limitations, in shares of common stock, or in any combination of cash and shares of common stock on March 15, June 15, September 15 and December 15 of each year, commencing on March 15, 2023 and ending on, and including, December 15, 2025. The accumulated but undeclared amount of dividends as of June 30, 2023 and December 31, 2022 was $1.1 and $1.4, respectively, and was treated as a reduction to income attributable to common shareholders in the computation of earnings per share.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
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
On January 10, 2023, we completed a public offering (the “Partial Greenshoe”), through which Chart issued and sold 0.11 million shares of common stock, $0.01 par value per share. We received gross proceeds of $12.1 from the issuance of shares less $0.4 of equity issuance costs. Proceeds from both the 2022 Equity Offering and Partial Greenshoe were used to fund the Howden Acquisition.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
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
Our Foreign Currency Contracts are measured at fair value with changes in fair value recorded within foreign currency (gain) loss. We classify cash flows related to our Foreign Currency Contracts as operating activities within our condensed consolidated statements of cash flows. The notional value of our Foreign Currency Contracts was $408.0 as of June 30, 2023. Our derivative contracts are entered into with major financial institutions in order to reduce credit risk and risk of nonperformance by third parties. We believe the credit risks with respect to the counterparties, and the foreign currency risks that would not be hedged if the counterparties fail to fulfill their obligations under the contract, are not material in view of our understanding of the financial strength of the counterparties. Our derivative contracts are not exchange traded instruments and their fair value is determined using the cash flows of the contracts, discount rates to account for the passage of time, implied volatility, current foreign exchange market data and credit risk, which are all based on inputs readily available in public markets and categorized as Level 2 fair value hierarchy measurements.
The following table represents the fair value of our asset and liability derivatives:

	Asset Derivatives			Liability Derivatives
		June 30, 2023	December 31, 2022		June 30, 2023	December 31, 2022
Derivatives designated as net investment hedge	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Foreign Exchange Collar Contracts (1)	Other assets	$—	$—	Other long-term liabilities	$4.6	$2.7
Total derivatives designated as net investment hedge		—	—		4.6	2.7
Derivatives not designated as hedges
Foreign Currency Contracts	Other current assets	3.6	—	Other current liabilities	3.5	—
Foreign Currency Contracts	Other assets	0.3	—	Other long-term liabilities	0.3	—
Total derivatives not designated as hedges		3.9	—		3.8	—
Total derivatives		$3.9	$—		$8.4	$2.7
_______________
(1)Represents foreign exchange swaps and foreign exchange options.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
(Dollars and shares in millions, except per share amounts) – Continued

The following table represents the net effect derivative instruments designated in hedging relationships had on accumulated other comprehensive loss on the condensed consolidated statements of operations and comprehensive income (loss):

	Unrealized loss recognized in accumulated other comprehensive loss on derivatives, net of taxes
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as net investment hedge	2023	2022	2023	2022
Foreign Exchange Collar Contracts (1) (2)	$0.7	$—	$1.5	$—
_______________
(1)Our designated derivative instruments are highly effective. As such, there were no gains or losses recognized immediately in income related to hedge ineffectiveness during the six months ended June 30, 2023.
(2)Represents amount excluded from effectiveness testing. Our Foreign Exchange Collar Contracts are designated with terms based on the spot rate of the euro. Future changes in the components related to the spot change on the notional will be recorded in other comprehensive income and remain there until the hedged subsidiaries are substantially liquidated. All coupon payments are classified in interest expense, net in the condensed consolidated statements of operations and comprehensive income (loss), and the initial value of excluded components currently recorded in accumulated other comprehensive loss as a foreign currency translation adjustment are amortized to interest expense, net over the remaining term of the Foreign Exchange Contract.

The following table represents the effect that derivative instruments not designated as hedges had on net income:

		Amount of gain (loss) recognized in income
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedges	Location of gain (loss) recognized in income	2023	2022	2023	2022
Foreign Currency Contracts	Foreign currency (loss) gain	$(2.0)	$—	$0.5	$—
The following table represents interest income, included within interest expense, net on the condensed consolidated statements of operations and comprehensive income (loss) related to amounts excluded from the assessment of hedge effectiveness for derivative instruments designated as net investment hedges:

	Amount of gain recognized in income on derivative (amount excluded from effectiveness testing)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as net investment hedge	2023	2022	2023	2022
Foreign Exchange Collar Contracts (1) (2)	$0.4	$—	$0.8	$—
_______________
(1)Represents foreign exchange swaps and foreign exchange options.
(2)Represents amount excluded from effectiveness testing. Our Foreign Exchange Collar Contracts are designated with terms based on the spot rate of the euro. Future changes in the components related to the spot change on the notional will be recorded in other comprehensive income and remain there until the hedged subsidiaries are substantially liquidated. All coupon payments are classified in interest expense, net in the condensed consolidated statements of operations and comprehensive income (loss), and the initial value of excluded components currently recorded in accumulated other comprehensive loss as a foreign currency translation adjustment are amortized to interest expense, net over the remaining term of the Foreign Exchange Contract.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 12 — Product Warranties
We provide product warranties with varying terms and durations for the majority of our products. We estimate our warranty reserve by considering historical and projected warranty claims, historical and projected cost-per-claim, and knowledge of specific product issues that are outside our typical experience. We record warranty expense in cost of sales in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Product warranty claims not expected to occur within one year are included as part of other long-term liabilities in the unaudited condensed consolidated balance sheets.
The following table represents changes in our consolidated warranty reserve:

Balance at December 31, 2022	$4.1
Acquired warranty reserve	32.5
Accrued warranty expense	0.2
Changes in estimates related to pre-existing warranties	(0.4)
Cost of warranty service work performed	(3.3)
Foreign exchange translation effect	0.1
Balance at June 30, 2023	$33.2
NOTE 13 — Business Combinations
Howden Acquisition
On March 17, 2023 we completed the Howden Acquisition pursuant to the previously disclosed Equity Purchase Agreement dated as of November 9, 2022. The acquisition purchase price was $4,404.9. We financed the purchase price for the Howden Acquisition with proceeds from borrowings under our Amended SSRCF, Amendment No. 3 Term Loan, common and preferred stock issuance and a private offering of Secured Notes and Unsecured Notes. See Note 9, “Debt and Credit Arrangements,” for more information.
The following table shows the purchase price in accordance with ASC 805:

Description
Cash consideration to seller	$2,788.3
Howden's debt settled at close	1,529.0
Settlement of seller transaction costs	67.2
Funds held in escrow	20.4
Total ASC 805 purchase price	$4,404.9
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
We estimated the preliminary fair value of acquired developed technology and trade names using the relief from royalty method. The preliminary fair values of acquired customer backlog and customer relationships were estimated using the multi-period excess earnings method. Under both the relief from royalty and multi-period excess earnings methods, the fair value models incorporated estimates of future cash flows, estimates of allocations of certain assets and cash flows, estimates of future growth rates, and management’s judgment regarding the applicable discount rates to use to discount such estimates of cash flows
The excess of the purchase price over the preliminary estimated fair values is assigned to goodwill. The preliminary estimated goodwill was established due to expected cost synergies, anticipated growth of new customers, and expansion of equipment portfolio and process technology offerings. Goodwill recorded for the Howden Acquisition is not expected to be deductible for tax purposes.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
(Dollars and shares in millions, except per share amounts) – Continued

As additional information becomes available, we will further revise the preliminary acquisition consideration allocation during the remainder of the measurement period, which shall not exceed twelve months from the closing of the Howden Acquisition. Areas that are subject to change include evaluating income tax accounting considerations. We do not believe such revisions or changes will be material.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in the Howden Acquisition as of the acquisition date:

	June 30, 2023	Adjustments	As previously Reported March 31, 2023
Net assets acquired:
Cash and cash equivalents	$62.5	$—	$62.5
Restricted cash	2.6	—	2.6
Accounts receivable	456.0	(5.2)	461.2
Inventories	306.5	57.7	248.8
Unbilled contract revenue	194.7	—	194.7
Prepaid expenses	58.5	—	58.5
Other current assets	108.3	(3.8)	112.1
Property, plant and equipment	362.0	74.4	287.6
Identifiable intangible assets	2,551.0	(40.0)	2,591.0
Equity method investments	22.3	12.2	10.1
Other assets	168.1	—	168.1
Accounts payable	(384.7)	(1.0)	(383.7)
Customer advances and billings in excess of contract revenue	(280.4)	(12.3)	(268.1)
Accrued salaries, wages and benefits	(104.1)	0.1	(104.2)
Accrued income taxes	(51.4)	—	(51.4)
Current portion of warranty reserve	(31.9)	(3.4)	(28.5)
Current portion of long-term debt (1)	(1.6)	—	(1.6)
Other current liabilities	(85.9)	(23.4)	(62.5)
Long-term deferred tax liabilities	(680.4)	49.0	(729.4)
Operating lease liabilities	(54.6)	—	(54.6)
Finance lease liabilities	(8.1)	—	(8.1)
Accrued pension liabilities	(6.0)	0.4	(6.4)
Other long-term liabilities	(5.6)	—	(5.6)
Total identifiable net assets assumed	2,597.8	104.7	2,493.1
Noncontrolling interest (2)	(129.3)	(102.8)	(26.5)
Goodwill	1,936.4	(1.9)	1,938.3
Net assets acquired	$4,404.9	$—	$4,404.9

Assets acquired net of cash, cash equivalents and restricted cash	$4,339.8	$—	$4,339.8
_______________
(1)Represents the balance related to short term debt held in Foreign Facilities. Refer to Note 9, “Debt and Credit Arrangements.”
(2)As part of the Howden Acquisition, we acquired a noncontrolling interest, which owns 82% of Howden Hua Engineering Co., Ltd, and entity based in China which is valued at $129.3.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
(Dollars and shares in millions, except per share amounts) – Continued

The following table summarizes information regarding preliminary identifiable intangible assets acquired in the Howden Acquisition:

	Estimated Useful Lives	June 30, 2023	Adjustments	As previously Reported March 31, 2023
Finite-lived intangible assets acquired:
Customer relationships	18 years	$1,592.0	$277.0	$1,315.0
Backlog	3 years	145.0	(214.0)	359.0
Technology	5 to 14 years	312.0	(7.0)	319.0
Total finite-lived intangible assets acquired		2,049.0	56.0	1,993.0
Indefinite-lived intangible assets acquired:
Trade names		502.0	(96.0)	598.0
Total intangible assets acquired		$2,551.0	$(40.0)	$2,591.0
Chart’s condensed consolidated financial statements include Howden’s sales and net income of $571.8 and $10.1, respectively, from date the of acquisition through June 30, 2023. We incurred $4.9 and $25.4 in transaction related costs during the fourth quarter of 2022 and the first quarter of 2023, respectively, related to the Howden Acquisition which were recorded in selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss). The transaction related costs were incurred by Chart as Howden did not incur any transaction related costs after close of the Howden Acquisition, and these costs are not included in Howden’s net income for our period of ownership. No interest expense is allocated to Howden’s net income for our period of ownership.
As part of the Howden Acquisition, we acquired defined benefit pension plans, which are predominately in Germany. As a result, we assumed pension assets of $38.7 and pension liabilities of $41.1, a net $2.4 liability.
The preliminary estimated fair values of the assets acquired and liabilities assumed disclosed in this note are inclusive of discontinued operations. On June 12, 2023, we signed a definitive agreement to divest our Roots business, which we acquired as part of the Howden acquisition. Please refer to note 2, Discontinued Operations
Unaudited Supplemental Pro Forma Information
The following unaudited pro forma combined financial information for the three and six months ended June 30, 2023 and 2022 gives effect to the Howden Acquisition, and the Roots divestiture, as if both occurred on January 1, 2022. The unaudited pro forma information is not necessarily indicative of the results of operations that actually would have occurred under the ownership and management of the Company. In addition, the unaudited pro forma information is not intended to be a projection of future results and does not reflect any operating efficiencies or cost savings that might be achievable.
The following adjustments are reflected in the unaudited pro forma financial table below:
•the effect of increased interest expense related to the repayment of the Howden term loans, senior notes and revolving credit facility net of the additional borrowing on the Chart senior secured revolving credit facility and senior secured and unsecured notes,
•amortization of acquired intangible assets,
•an adjustment to reflect the change in the estimated income tax rate for federal and state purposes,
•nonrecurring acquisition-related expenses incurred by Howden and directly attributable to the Howden Acquisition were adjusted out of the pro forma net loss attributable to Chart Industries, Inc. from continuing operations for the periods presented, and
•nonrecurring acquisition-related expenses incurred by Chart and directly related to the Howden acquisition were adjusted out of the pro forma net loss attributable to Chart Industries, Inc. from continuing operations for the periods presented.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
(Dollars and shares in millions, except per share amounts) – Continued

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	2023	2022	2023	2022
Pro forma sales from continuing operations	$908.1	$823.4	$1,744.8	$1,574.3
Pro forma net income (loss) attributable to Chart Industries, Inc. from continuing operations	9.1	(14.7)	(63.3)	(90.1)
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
Fronti Fabrications, Inc. Acquisition
On May 31, 2022, we acquired 100% of the equity interests of Fronti for approximately $20.6 in cash (subject to certain customary adjustments) or $20.4 net of $0.2 cash acquired. Fronti is a specialist in engineering, machining and welding for the cryogenic and gas industries, and also supplies new build pressure vessels and cold boxes, and performs repairs with certification to American Society of Mechanical Engineers (ASME) code. The fair value of the total net assets acquired include goodwill, identifiable intangible assets and other net assets at the date of acquisition in the amounts of $14.4, $5.3 and $0.9, respectively (as previously reported $14.3, $5.3 and $1.0, respectively). The purchase price allocation and all required purchase accounting adjustments were finalized in the second quarter of 2023.
CSC Cryogenic Service Center AB Acquisition
On May 16, 2022, we acquired 100% of the equity interests of CSC for approximately $3.8 in cash (subject to certain customary adjustments). CSC brings a strong service footprint in the Nordic region with many overlapping customers to Chart, allowing us to broaden our service and repair presence geographically. The purchase price allocation and all required purchase accounting adjustments were finalized in the second quarter of 2023.
Contingent Consideration
The fair value of contingent consideration was $16.9 for SES and $3.2 for BIG at the date of acquisitions and was valued according to a discounted cash flow approach, which included assumptions regarding the probability of achieving certain targets and a discount rate applied to the potential payments.
Potential payments for SES, which range between $0.0 and $25.0, are measured between the period commencing July 1, 2023 and ending on December 31, 2028 based on the attainment of certain earnings targets. The earn-out period for BIG ended December 31, 2022, and we disbursed payment during the second quarter of 2023.
In connection with the Howden acquisition, Chart assumed a deferred consideration liability of $1.2 and an earn-out provision of $1.7, in relation to Howden’s acquisition of Maintenance Partners NV (“MP”) on April 30, 2021. The earn-out period for MP ended April 30, 2023, and we disbursed payment during the first week of July 2023.
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
The following table represents the changes to our contingent consideration liabilities:

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
(Dollars and shares in millions, except per share amounts) – Continued

	SES	BIG	MP	Total
Balance at December 31, 2022	$16.3	$1.0	$—	$17.3
(Decrease) increase in fair value of contingent consideration liabilities (1) (2)	(7.0)	0.7	(0.2)	(6.5)
Acquired contingent consideration liabilities	—	—	2.9	2.9
Payment of contingent consideration	—	(1.7)	—	(1.7)
Balance at June 30, 2023	$9.3	$—	$2.7	$12.0
_______________
(1)For the three months ended June 30, 2023, the fair value of contingent consideration related to SES increased by $0.4 (decreased $0.3 for the three months ended June 30, 2022). For the six months ended June 30, 2023, the fair value of contingent consideration related to SES decreased by $7.0 (decreased by $0.8 during the six months ended June 30, 2022). The decrease in estimated fair value of contingent consideration related to SES during the current period was due to the lower probability of achieving technical milestones within the agreed upon time.
(2)For the three months ended June 30, 2023, the fair value of contingent consideration related to BIG decreased by $0.7 (increased by $0.1 for the three months ended June 30, 2022). For the six months ended June 30, 2023, the fair value of contingent consideration related to BIG increased by $0.7 (decreased by $0.2 during the six months ended June 30, 2022).
In connection with the Earthly Labs acquisition, Chart will pay to the sellers a royalty on sales of carbon capture units for residential use launched for sale to the public by Chart in an amount equal to 4% of such sales. Potential royalty payments shall be paid to the sellers during the three year period following Chart’s launch of this product. This product has not yet been developed and as such, the fair value of the contingent consideration liability that arises from this arrangement was insignificant as of June 30, 2023 and December 31, 2022.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 14 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	Foreign currency translation adjustments (1)	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at March 31, 2023	$(46.5)	$(7.4)	$(53.9)
Other comprehensive loss before reclassifications, net of taxes	(1.7)	—	(1.7)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	0.2	0.2
Net current-period other comprehensive (loss) income, net of taxes	(1.7)	0.2	(1.5)
Balance at June 30, 2023	$(48.2)	$(7.2)	$(55.4)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at March 31, 2022	$(21.3)	$(6.4)	$(27.7)
Other comprehensive loss before reclassifications, net of taxes	(31.0)	—	(31.0)
Amounts reclassified from accumulated other comprehensive income, net of taxes	—	0.1	0.1
Net current-period other comprehensive (loss) income, net of taxes	(31.0)	0.1	(30.9)
Balance at June 30, 2022	$(52.3)	$(6.3)	$(58.6)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at December 31, 2022	$(50.5)	$(7.5)	$(58.0)
Other comprehensive income before reclassifications, net of taxes	2.3	—	2.3
Amounts reclassified from accumulated other comprehensive income, net of taxes	—	0.3	0.3
Net current-period other comprehensive income, net of taxes	2.3	0.3	2.6
Balance at June 30, 2023	$(48.2)	$(7.2)	$(55.4)

	Foreign currency translation adjustments	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at December 31, 2021	$(15.2)	$(6.5)	$(21.7)
Other comprehensive loss before reclassifications, net of taxes	(37.1)	—	(37.1)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	0.2	0.2
Net current-period other comprehensive (loss) income, net of taxes	(37.1)	0.2	(36.9)
Balance at June 30, 2022	$(52.3)	$(6.3)	$(58.6)
_______________
(1)Foreign currency translation adjustments includes translation adjustments and net investment hedge, net of taxes. See Note 11, “Derivative Financial Instruments,” for further information related to the net investment hedge.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 15 — Earnings Per Share
The following table represents calculations of net earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amounts attributable to Chart common stockholders
Income (loss) from continuing operations	$6.6	$13.0	(9.3)	23.2
Less: Mandatory convertible preferred stock dividend requirement	6.9	—	13.7	—
(Loss) income from continuing operations attributable to Chart	(0.3)	13.0	(23.0)	23.2
Income from discontinued operations, net of tax	2.5	—	3.4	—
Net income (loss) attributable to Chart common stockholders	2.2	13.0	(19.6)	23.2
Earnings per common share – basic:
(Loss) income from continuing operations	$(0.01)	$0.36	$(0.55)	$0.65
Income from discontinued operations	0.06	—	0.08	—
Net income (loss) attributable to Chart Industries, Inc.	$0.05	$0.36	$(0.47)	$0.65

Earnings per common share – diluted:
(Loss) income from continuing operations	$(0.01)	$0.31	$(0.55)	$0.56
Income from discontinued operations	0.06	—	0.08	—
Net income (loss) attributable to Chart Industries, Inc.	$0.05	$0.31	$(0.47)	$0.56

Weighted average number of common shares outstanding – basic	41.97	35.86	41.96	35.85
Incremental shares issuable upon assumed conversion and exercise of share-based awards (1)	0.17	0.26	—	0.25
Incremental shares issuable due to dilutive effect of convertible notes (1)	2.38	2.89	—	2.73
Incremental shares issuable due to dilutive effect of the warrants (1)	1.93	2.55	—	2.35
Weighted average number of common shares outstanding – diluted	46.45	41.56	41.96	41.18
 _______________
(1)Zero incremental shares from share-based awards are included in the computation of diluted net loss per share for periods in which a net loss occurs because to do so would be anti-dilutive.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
(Dollars and shares in millions, except per share amounts) – Continued

Diluted earnings per share does not reflect the following potential dividends and common shares as the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Mandatory convertible preferred stock dividend requirement (1)	$6.9	$—	$13.7	$—
Denominator
Anti-dilutive shares, Share-based awards	—	0.03	0.18	0.08
Anti-dilutive shares, Convertible notes	—	—	2.39	—
Anti-dilutive shares, Convertible notes hedge and capped call transactions (2)	2.38	2.89	2.39	2.73
Anti-dilutive shares, Warrants	—	—	1.94
Anti-dilutive shares, Mandatory convertible preferred stock (1)	3.41	—	3.41	—
Total anti-dilutive securities	5.79	2.92	10.31	2.81
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
NOTE 16 — Income Taxes
Income tax expense relating to continuing operations of $2.4 and $3.5 for the three months ended June 30, 2023 and 2022, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 22.9% and 20.5%, respectively. Income tax (benefit) expense of $(4.3) and $5.6 for the six months ended June 30, 2023 and 2022, respectively, represents taxes on both U.S and foreign earnings at a combined effective income tax rate of 39.1% and 18.8%, respectively.
The effective income tax rates of 22.9% and 39.1% for the three and six months ended June 30, 2023 differed from the U.S. federal statutory rate of 21% primarily due to income earned by our certain foreign entities being taxed at higher rates than the U.S. federal statutory rate, the U.S. taxation of international operations with the expanded global footprint and transaction costs from the Howden Acquisition offset by research and development credits and excess tax benefits associated with share-based compensation.
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
NOTE 17 — Share-based Compensation
During the six months ended June 30, 2023, we granted 0.05 stock options, 0.04 restricted stock units and 0.05 performance units. The total fair value of awards granted to employees during the six months ended June 30, 2023 was $13.6. In addition, our non-employee directors received stock awards with a total fair value of $0.5.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
(Dollars and shares in millions, except per share amounts) – Continued

Stock options generally have a four-year graded vesting period. Restricted stock and restricted stock units generally vest ratably over a three-year period. Performance units generally vest at the end of a three-year performance period based on the attainment of certain pre-determined performance condition targets. During the six months ended June 30, 2023, 0.05 restricted stock and restricted stock units vested, and 0.03 performance units vested.
Share-based compensation expense was $2.6 and $2.3 for the three months ended June 30, 2023 and 2022, respectively and $6.6 and $5.6 for the six months ended June 30, 2023 and 2022, respectively. Share-based compensation expense is included in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2023, total share-based compensation of $18.8 is expected to be recognized over the weighted-average period of approximately 2.3 years.
NOTE 18 — Commitments and Contingencies
Environmental
We are subject to federal, state, local, and foreign environmental laws and regulations concerning, among other matters, waste water effluents, air emissions, and handling and disposal of hazardous materials, such as cleaning fluids. We are involved with environmental compliance, investigation, monitoring, and remediation activities at certain of our owned and formerly owned manufacturing facilities and at one owned facility that is leased to a third party, and, except for these continuing remediation efforts, believe we are currently in substantial compliance with all known environmental regulations. Undiscounted accrued environmental reserves at both June 30, 2023 and December 31, 2022 were not material.
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
As previously disclosed, the Company reached a settlement in late January 2023 to resolve these cases. The settlement was finalized and funded on March 20, 2023; therefore the previously disclosed loss contingency accrual and related loss receivable are no longer recorded as of June 30, 2023. This settlement and the net out-of-pocket payments do not reflect third party recoveries which the Company is pursuing with respect to the underlying facts in these cases, and which the Company currently anticipates will result in recoveries approximating one-quarter or more of the Company’s out-of-pocket, net payments.
We continue to evaluate the merits of the sole remaining lawsuit that is not included in the settlement in light of the information available. Based on the status of that lawsuit, a current estimate of reasonably possible losses in that case cannot be made; however, the Company does not anticipate the potential exposure to be material. The Company does not intend to report on this lawsuit quarterly, absent developments that would impact the materiality of the claim.
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
NOTE 19 — Restructuring Activities
Restructuring costs of $5.4 and $7.0 for the three and six months ended June 30, 2023 were primarily related to cost reduction actions relative to Howden integration. Such cost reduction actions are ongoing. Restructuring costs of $0.2 and $0.3 for the three and six months ended June 30, 2022 were primarily related to moving and employee severance costs relative to restructuring at our Beasley, Texas, Houston, Texas and Tulsa, Oklahoma facilities.
We are closely monitoring our end markets and order rates, as well as continuing Howden integration activities, and will continue to take appropriate and timely actions as necessary.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
(Dollars and shares in millions, except per share amounts) – Continued

The following table summarizes severance and other restructuring costs, which includes employee-related costs, facility rent and exit costs, relocation, recruiting, travel and other:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Severance:
Cost of sales	$—	$0.1	$—	$0.2
Selling, general, and administrative expenses	2.7	—	3.4	(0.1)
Total severance costs	2.7	0.1	3.4	0.1
Other restructuring:
Cost of sales	—	—	—	0.1
Selling, general, and administrative expenses	2.7	0.1	3.6	0.1
Total other restructuring costs	2.7	0.1	3.6	0.2

Total restructuring costs	$5.4	$0.2	$7.0	$0.3

The following table summarizes restructuring costs by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cryo Tank Solutions	$0.3	$0.1	$1.1	$0.1
Heat Transfer Systems	0.2	—	0.2	0.1
Specialty Products	0.5	0.1	0.5	0.1
Repair, Service & Leasing	0.7	—	1.5	—
Corporate	3.7	—	3.7	—
Total restructuring costs	$5.4	$0.2	$7.0	$0.3

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2023
(Dollars and shares in millions, except per share amounts) – Continued

The following tables summarize our restructuring activities:

Consolidated
Balance at March 31, 2023	$0.7
Restructuring charges	5.4
Cash payments and other	(2.3)
Balance at June 30, 2023	$3.8

Balance at March 31, 2022	$1.5
Restructuring charges	0.2
Cash payments and other	(0.3)
Balance at June 30, 2022	$1.4

Balance at December 31, 2022	$0.2
Restructuring charges	7.0
Cash payments and other	(3.4)
Balance at June 30, 2023	$3.8

Balance at December 31, 2021	$2.3
Restructuring charges	0.3
Cash payments and other	(1.2)
Balance at June 30, 2022	$1.4

NOTE 20 — Subsequent Event
On July 26, 2023, we signed a definitive agreement to sell our Cofimco fans business to PX3 Partners, the London headquartered private equity firm, for an $80.0 million purchase price. The transaction is anticipated to close in the second half of 2023.

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
Overview
We are a leading independent global leader in the design, engineering, and manufacturing of process technologies and equipment for gas and liquid molecule handling for the Nexus of Clean™ – clean power, clean water, clean food, and clean industrials, regardless of molecule. Our unique product and solution portfolio across stationary and rotating equipment is used in every phase of the liquid gas supply chain, including engineering, service and repair from installation to preventive maintenance and digital monitoring. Chart is a leading provider of technology, equipment and services related to liquefied natural gas, hydrogen, biogas and CO2 Capture among other applications. We are committed to excellence in environmental, social and corporate governance (ESG) issues both for our company as well as our customers. With 64 global manufacturing locations and 50 service centers (Chart had eight service centers within non-manufacturing locations prior to the Howden Acquisition) from the United States to Asia, Australia, India, Europe and South America, we maintain accountability and transparency to our team members, suppliers, customers and communities.
Macroeconomic Impacts
The current conflict between Russia and Ukraine and the related sanctions imposed by countries against Russia as well as heightened tensions between the U.S. and China continue to create uncertainty in the global economy. We are unable to predict the impact these actions will have on the global economy or on our business, financial condition and results of operations. These events did not have a material adverse effect on our reported results for the second quarter of 2023, however we will continue to actively monitor in terms of their potential impact on our results of operations beyond the second quarter of 2023.
Foreign currency rate fluctuations, as determined by comparing current period revenue in USD to current period revenue in local currency converted to USD using the same foreign exchange rates as second quarter of 2022, had a negative impact on consolidated sales of $11.3 million for the three months ended June 30, 2023, primarily due to the U.S. dollar appreciating versus the Chinese Yuan and South African Rand.
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
•We reported a 0.57 combined Total Recordable Incident Rate (TRIR), our lowest in company history, and 71% of our locations are injury free for one year or more, with emphasis on safety as our #1 priority and focus on all team members being empowered and authorized to stop work if they see an unsafe or potentially unsafe situation.
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

Table of Content
•In 2021, we set a target to reduce our greenhouse gas intensity 30% across company owned operations by 2030 compared to our 2020 baseline. In 2021, we made progress towards achieving our target by reducing GHG Intensity by almost 14% year-over-year. In 2022, we reached and exceeded this goal eight years before 2030 (our goal horizon). In 2022, we reduced our greenhouse gas emissions not only on an intensive basis (relative to sales), but also reduced absolute emissions by 5.8%. In 2022, we set a new target to reduce greenhouse gas (GHG) intensity 50% by 2030 (relative to 2020).
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
•We have an independent Board of Directors that is comprised of ten directors (four of our ten directors are female and four of our ten are diverse) and governed with a separate independent Chairwoman and CEO.
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
•Our team members raised over $25,000 in 2022 to support women through Dress For Success.
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

Table of Content
Second Quarter 2023 Highlights
As previously announced on June 12, 2023, we signed a definitive agreement to divest our Roots™ business, which is within the Specialty Products, Cryo Tank Solutions and Repair, Service & Leasing segments, to Ingersoll Rand Inc. (“buyer”). Pursuant to the Purchase Agreement and subject to the terms and conditions set forth therein, the business will be sold to the buyer for $300.0 million, subject to customary adjustments. The transaction, which is subject to customary closing conditions, is expected to close no later than August 18, 2023.
Our Roots™ business, met the criteria to be held for sale. Furthermore, we determined that the assets held for sale qualify for discontinued operations. The financial information presented and discussion of results that follows is presented on a continuing operations basis.
With our acquisition of Howden (the “Howden Acquisition”) on March 17, 2023, our second quarter 2023 results include the first full quarter of Howden ownership. Strong order activity contributed to record ending total backlog of $3,964.8 million as of June 30, 2023 compared to $1,953.3 million as of June 30, 2022 and $3,858.3 million as of March 31, 2023, representing increases of which reflect a big LNG award and the broad-based demand we continue to see year-over-year and quarter-over-quarter across our product categories. In addition to record ending combined backlog, Chart standalone and Howden standalone had record backlog as of June 30, 2023. Strong order activity in our Specialty Products segment of $293.2 million for the three months ended June 30, 2023 compared to $265.7 million and $179.5 million for the three months ended June 30, 2022 and March 31, 2023, respectively, was mainly driven by a full quarter of Howden ownership and strong order intake for clean energy applications during the three months ended June 30, 2023. Specialty Products segment backlog was $1,259.6 million as of June 30, 2023, compared to $570.4 million and $1,316.0 million as of June 30, 2022 and March 31, 2023, respectively. Strong order activity in our Repair Service & Leasing segment of $319.7 million for the three months ended June 30, 2023 compared to $47.4 million and $121.5 million for the three months ended June 30, 2022 and March 31, 2023, respectively, was mainly driven by strong order intake for fans aftermarket, parts, repairs, and services, and field services for the acquired Howden business during the three months ended June 30, 2023. Heat Transfer Systems segment backlog was $1,708.9 million as of June 30, 2023, a record, as compared to $1,003.8 million and $1,590.2 million as of June 30, 2022 and March 31, 2023, respectively.
Consolidated sales increased to a record $908.1 million in the three months ended June 30, 2023 from $404.8 million in the three months ended June 30, 2022 and $531.5 million in the three months ended March 31, 2023, representing increases with record sales in our Heat Transfer Systems segment driven by favorable sales in big and small-scale LNG. Sales increased to a record in our Repair, Service, & Leasing segment with favorable sales in our lifecycle business, leasing business and aftermarket fans and in our Specialty Products segment with favorable sales in space applications and hydrogen and helium applications. The consolidated sales increase was bolstered by sales from Howden in the first full quarter of ownership. Consolidated gross profit increased during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, and gross profit margin for the three months ended June 30, 2023 of 30.9% increased from 23.4% for the three months ended June 30, 2022, resulting from our ongoing cost out actions, productivity, early synergy achievement and pricing actions.
Consolidated Results for the Three Months Ended June 30, 2023 and 2022, and March 31, 2023
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the three months ended June 30, 2023 and 2022 and March 31, 2023 (dollars in millions). The following financial data, which reflects our first full quarter of ownership of Howden and exclude the RootsTM business financial results for our entire ownership period of March 17, 2023 through June 30, 2023, has been included to provide additional information regarding our business trends on both a prior year same quarter basis and a prior sequential quarter basis.

Table of Content
Selected Financial Information

	Three Months Ended			Current Quarter vs. Prior Year Same Quarter		Current Quarter vs. Prior Sequential Quarter
	June 30, 2023	June 30, 2022	March 31, 2023	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Sales
Cryo Tank Solutions	$152.7	$132.9	$123.5	$19.8	14.9%	$29.2	23.6%
Heat Transfer Systems	236.0	102.9	167.5	133.1	129.3%	68.5	40.9%
Specialty Products	236.7	115.3	126.2	121.4	105.3%	110.5	87.6%
Repair, Service & Leasing	298.7	55.4	118.5	243.3	439.2%	180.2	152.1%
Intersegment eliminations	(16.0)	(1.7)	(4.2)	(14.3)	841.2%	(11.8)	281.0%
Consolidated	$908.1	$404.8	$531.5	$503.3	124.3%	$376.6	70.9%

Gross Profit
Cryo Tank Solutions	$28.8	$21.6	$21.5	$7.2	33.3%	$7.3	34.0%
Heat Transfer Systems	67.3	14.8	41.3	52.5	354.7%	26.0	63.0%
Specialty Products	61.0	39.4	35.9	21.6	54.8%	25.1	69.9%
Repair, Service & Leasing	123.5	19.0	50.6	104.5	550.0%	72.9	144.1%
Consolidated	$280.6	$94.8	$149.3	$185.8	196.0%	$131.3	87.9%

Gross Profit Margin
Cryo Tank Solutions	18.9%	16.3%	17.4%
Heat Transfer Systems	28.5%	14.4%	24.7%
Specialty Products	25.8%	34.2%	28.4%
Repair, Service & Leasing	41.3%	34.3%	42.7%
Consolidated	30.9%	23.4%	28.1%

SG&A Expenses
Cryo Tank Solutions	$17.5	$11.0	$15.3	$6.5	59.1%	$2.2	14.4%
Heat Transfer Systems	12.9	5.3	9.0	7.6	143.4%	3.9	43.3%
Specialty Products	30.5	14.8	6.9	15.7	106.1%	23.6	342.0%
Repair, Service & Leasing	40.5	3.6	9.8	36.9	1,025.0%	30.7	313.3%
Corporate	39.3	18.8	51.9	20.5	109.0%	(12.6)	(24.3)%
Consolidated	$140.7	$53.5	$92.9	$87.2	163.0%	$47.8	51.5%

SG&A Expenses (% of Sales)
Cryo Tank Solutions	11.5%	8.3%	12.4%
Heat Transfer Systems	5.5%	5.2%	5.4%
Specialty Products	12.9%	12.8%	5.5%
Repair, Service & Leasing	13.6%	6.5%	8.3%
Consolidated	15.5%	13.2%	17.5%

Table of Content

Operating Income (Loss) (2)
Cryo Tank Solutions	$10.5	$9.9	$4.3	$0.6	6.1%	$6.2	126.5%
Heat Transfer Systems	49.8	5.7	27.3	44.1	773.7%	22.5	82.4%
Specialty Products (3)	29.1	20.8	21.8	8.3	39.9%	7.3	33.0%
Repair, Service & Leasing	45.6	12.0	33.1	33.6	280.0%	12.5	37.0%
Corporate (4)	(39.3)	(18.8)	(51.9)	(20.5)	109.0%	12.6	(24.3)%
Consolidated	$95.7	$29.6	$34.6	$66.1	223.3%	$61.1	168.8%

Operating Margin
Cryo Tank Solutions	6.9%	7.4%	3.5%
Heat Transfer Systems	21.1%	5.5%	16.3%
Specialty Products	12.3%	18.0%	17.3%
Repair, Service & Leasing	15.3%	21.7%	27.9%
Consolidated	10.5%	7.3%	6.5%
_______________
(1)Results for the three months ended June 30, 2023 include our first full quarter of ownership of Howden after the acquisition date of March 17, 2023.
(2)Restructuring costs for the three months ended:
•June 30, 2023 were $5.4 ($3.7 - Corporate, $0.7 - Repair, Service & Leasing, $0.5 - Specialty Products, $0.3 - Cryo Tank Solutions and $0.2 - Heat Transfer Systems).
•June 30, 2022 were $0.2 ($0.1 - Cryo Tank Solutions and $0.1 - Specialty Products).
•March 31, 2023 were $1.6 ($0.8 - Cryo Tank Solutions and $0.8 - Repair, Service & Leasing).
(3)Acquisition-related contingent consideration adjustments in our Specialty Products segment for the three months ended:
•June 30, 2023 were an increase in fair value of $1.1.
•June 30, 2022 were a decrease in fair value of $0.2.
•March 31, 2023 were a decrease in fair value of $7.4.
(4)Includes deal-related and integration costs of $11.3 for the three months ended June 30, 2023 which includes costs related to the Howden Acquisition such as interest, deal advisory and financing costs and $5.1 and $81.7 for the three months ended June 30, 2022 and March 31, 2023, respectively.
Results of Operations for the Three Months Ended June 30, 2023 and 2022, and March 31, 2023
Sales for the second quarter of 2023 compared to the same quarter in 2022 increased by $503.3 million, from $404.8 million to $908.1 million, or 124.3% and increased by $376.6 million, from $531.5 million to $908.1 million, or 70.9% compared to the three months ended March 31, 2023. This increase was primarily driven by second quarter of 2023 reflecting the first full quarter of Howden ownership and strong big and small-scale LNG sales in our Heat Transfer Systems segment. As previously noted sales in the second quarter of 2023 received a significant boost from our complete ownership of Howden for the entire quarter, as opposed to a two week period in the first quarter.
Gross profit for the second quarter of 2023 compared to the same quarter in 2022 increased by $185.8 million from $94.8 million to $280.6 million or 196.0%. Gross profit margin of 30.9% for the second quarter of 2023 increased from 23.4% in the second quarter of 2022. The increase in gross profit and the related margin was primarily driven by the second quarter of 2023 being the first full quarter of Howden ownership.
Consolidated SG&A expenses increased by $87.2 million or 163.0% during the second quarter of 2023 compared to the same quarter in 2022. This increase is due to the second quarter of 2023 being the first full quarter of Howden ownership.

Table of Content
Interest Expense, Net and Financing Costs Amortization
Interest expense, net for the three months ended June 30, 2023 and 2022 was $79.5 million and $4.4 million, respectively, representing an increase of $75.1 million. The increase in interest expense, net, is primarily due to higher borrowings outstanding, specifically our senior secured notes due 2030 and senior unsecured notes due 2031, both issued on December 22, 2022 as well as borrowings related to our term loan, drawn on March 17, 2023 for the Howden Acquisition, compared to borrowings outstanding during the second quarter of 2022. The increase in interest expense, net was also driven by higher average interest rates during the second quarter of 2023 as compared to the second quarter of 2022. The increase in interest expense, net was partially offset by $0.4 million interest income from our cross-currency swaps entered into on September 16, 2022. Interest expense, net for the three months ended June 30, 2023 included $27.4 million, $12.1 million and $34.2 million, in interest related to our senior secured notes, senior unsecured notes and term loan, respectively, none of which were outstanding during the second quarter of 2022. Interest expense, net for both the three months ended June 30, 2023 and 2022 included $0.7 million of 1.0% cash interest expense related to our convertible notes due November 2024 and $11.8 million and $5.0 million, respectively, in interest related to borrowings on our senior secured revolving credit facility due 2026.
Financing costs amortization was $4.4 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $3.7 million was primarily due to the amendment of our senior secured revolving credit facility due 2026, the issuance of senior secured notes due 2030 and senior unsecured notes due 2031 during the fourth quarter of 2022 as well as the issuance of incremental term loans on March 17, 2023, all of which increased deferred debt issuance costs.
Unrealized Loss On Investments In Equity Securities
During the second quarter of 2023, we recognized an unrealized loss on investments in equity securities of $4.6 million, which was driven by an unrealized loss of $6.6 million on the mark-to-market adjustment of our investment in McPhy, partially offset by a $2.0 million unrealized gain on the mark-to-market adjustment of our investment in Stabilis. During second quarter of 2022, we recognized an unrealized loss of $9.6 million, which was driven by a $8.2 million unrealized loss on the mark-to-market adjustment of our investment in McPhy, partially offset by a $1.4 million unrealized gain on the mark-to-market adjustment of our investment in Stabilis.
Foreign Currency (Gain) Loss
For the three months ended June 30, 2023, foreign currency gain was $4.1 million and for the three months ended June 30, 2022 foreign currency gain was $1.7 million. The variance between periods was primarily driven by fluctuations in the U.S. dollar as compared to the euro, Chinese yuan, and South African rand. Foreign currency (gain) loss relates to transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency.
Income Tax Expense
Income tax (benefit) expense of $2.4 million and $3.5 million for the three months ended June 30, 2023 and 2022, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 22.9% and 20.5%, respectively. The effective income tax rate of 22.9% for the three months ended June 30, 2023 differed from the U.S. federal statutory rate of 21% primarily due to one-time impacts from acquisitions and income earned by our certain foreign entities being taxed at higher rates than the U.S. federal statutory rate, offset by research and development credits and excess tax benefits associated with share-based compensation.
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
Net Income Attributable to Chart Industries, Inc. from Continuing Operations
As a result of the foregoing, net income attributable to Chart Industries, Inc. from continuing operations for the three months ended June 30, 2023 and 2022 was $6.6 million and $13.0 million, respectively.

Table of Content
Consolidated Results for the Six Months Ended June 30, 2023 and 2022
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the six months ended June 30, 2023 and 2022 (dollars in millions). The following financial data, which reflects our first full quarter of ownership of Howden and exclude the RootsTM business financial results for our entire ownership period of March 17, 2023 through June 30, 2023, has been included to provide additional information regarding our business trends on a prior year-to-date period basis:
Selected Financial Information

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2023	June 30, 2022	Variance ($)	Variance (%)
Sales
Cryo Tank Solutions	$276.2	$251.0	$25.2	10.0%
Heat Transfer Systems	403.5	182.2	221.3	121.5%
Specialty Products	362.9	222.8	140.1	62.9%
Repair, Service & Leasing	417.2	104.7	312.5	298.5%
Intersegment eliminations	(20.2)	(1.8)	(18.4)	1,022.2%
Consolidated	$1,439.6	$758.9	$680.7	89.7%

Gross Profit
Cryo Tank Solutions	$50.3	$47.0	$3.3	7.0%
Heat Transfer Systems	108.6	24.9	83.7	336.1%
Specialty Products	96.9	72.0	24.9	34.6%
Repair, Service & Leasing	174.1	34.6	139.5	403.2%
Consolidated	$429.9	$178.5	$251.4	140.8%

Gross Profit Margin
Cryo Tank Solutions	18.2%	18.7%
Heat Transfer Systems	26.9%	13.7%
Specialty Products	26.7%	32.3%
Repair, Service & Leasing	41.7%	33.0%
Consolidated	29.9%	23.5%

SG&A Expenses
Cryo Tank Solutions	$32.8	$21.7	$11.1	51.2%
Heat Transfer Systems	21.9	11.8	10.1	85.6%
Specialty Products	37.4	28.8	8.6	29.9%
Repair, Service & Leasing	50.3	7.6	42.7	561.8%
Corporate	91.2	37.1	54.1	145.8%
Consolidated	$233.6	$107.0	$126.6	118.3%

Table of Content

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2023	June 30, 2022	Variance ($)	Variance (%)
SG&A Expenses % of Sales
Cryo Tank Solutions	11.9%	8.6%
Heat Transfer Systems	5.4%	6.5%
Specialty Products	10.3%	12.9%
Repair, Service & Leasing	12.1%	7.3%
Consolidated	16.2%	14.1%

Operating Income (Loss) (1)
Cryo Tank Solutions	$14.8	$24.0	$(9.2)	(38.3)%
Heat Transfer Systems	77.1	5.5	71.6	1,301.8%
Specialty Products (2)	50.9	37.0	13.9	37.6%
Repair, Service & Leasing	78.7	20.3	58.4	287.7%
Corporate (3)	(91.2)	(37.1)	(54.1)	145.8%
Consolidated	$130.3	$49.7	$80.6	162.2%

Operating Margin
Cryo Tank Solutions	5.4%	9.6%
Heat Transfer Systems	19.1%	3.0%
Specialty Products	14.0%	16.6%
Repair, Service & Leasing	18.9%	19.4%
Consolidated	9.1%	6.5%
_______________
(1)Restructuring costs for the six months ended:
•June 30, 2023 were $7.0 ($1.5 Repair, Service and Leasing, $1.1 - Cryo Tank Solutions, $0.2 - Heat Transfer Systems and $3.7 - Corporate).
•June 30, 2022 were $0.3 ($0.1 - Cryo Tank Solutions, $0.1 - Heat Transfer Systems and $0.1 - Specialty Products).
(2)Includes acquisition-related contingent consideration (credits)/charges of $(6.5) and $(1.0) in our Specialty Products segment for the six months ended June 30, 2023 and 2022, respectively.
(3)Includes deal-related and integration costs of $93.0 for the six months ended June 30, 2023.
Results of Operations for the Six Months Ended June 30, 2023 and 2022
Sales for the first six months of 2023 compared to the same period in 2022 increased by $680.7 million, from $758.9 million to $1,439.6 million. Similar to the comments in the results of operations for the three months ended June 30, 2023 and 2022 section above, this increase is driven by the sales contribution from the Howden acquisition and strong big and small-scale LNG volumes within our Heat Transfer Segment, partially offset by lower sales volumes in our Specialty Products segment due to lower water treatment sales.
Gross profit increased during the first six months of 2023 compared to the first six months of 2022 by $251.4 million or 140.8%, while gross profit margin of 29.9% for the first six months of 2023 increased from 23.5% in the first six months of 2022. Similar to the comments in the results of operations for the three months ended June 30, 2023 and 2022 section above, the increase in gross profit margin for the first six months of 2023 compared to the same period in 2022 was primarily driven by the Howden acquisition, as noted above. Restructuring costs recorded to cost of sales were $0.0 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively.
Consolidated SG&A expenses increased by $126.6 million or 118.3% during the first six months of 2023 compared to the same period in 2022 primarily driven by the inclusion of Howden SG&A expenses in the current period in addition to expenses incurred in connection with the acquisition. Additionally the Company recognized higher restructuring costs recorded to

Table of Content
consolidated SG&A expenses, which were $7.0 million and $0.0 million for the six months ended June 30, 2023 and 2022, respectively.
Interest Expense, Net and Financing Costs Amortization
Interest expense, net for the six months ended June 30, 2023 and 2022 was $105.0 million and $7.6 million, respectively, representing an increase of $97.4 million. The increase in interest expense, net, is primarily due to higher borrowings outstanding, specifically our senior secured notes due 2030 and senior unsecured notes due 2031, both issued on December 22, 2022 as well as borrowings related to our term loan, drawn on March 17, 2023 for the Howden Acquisition, compared to borrowings outstanding during the same period in 2022. The increase in interest expense, net was also driven by higher average interest rates during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase in interest expense, net was partially offset by interest income of $20.7 million earned from deposit of proceeds from the senior secured notes due 2030, senior unsecured notes due 2031, common stock and preferred stock offerings into interest bearing accounts until the consummation of the Howden Acquisition, and $0.8 million interest income from our cross-currency swaps entered into on September 16, 2022. Interest expense, net for the six months ended June 30, 2023 included $54.8 million, $24.2 million and $39.7 million, in interest related to our senior secured notes, senior unsecured notes and term loan, respectively, none of which were outstanding during the same period in 2022. Interest expense, net for both the six months ended June 30, 2023 and 2022 included $1.3 million of 1.0% cash interest expense related to our convertible notes due November 2024 and $54.1 million and $8.3 million, respectively, in interest related to borrowings on our current senior secured revolving credit facility due 2026 and previous senior secured revolving credit facility and term loan due 2024.
Financing costs amortization was $7.2 million for the six months ended June 30, 2023 as compared to $1.4 million for the six months ended June 30, 2022. The increase of $5.8 million was primarily due to the amendment of our senior secured revolving credit facility due 2026, the issuance of senior secured notes due 2030 and senior unsecured notes due 2031 during the fourth quarter of 2022 as well as the issuance of incremental term loans on March 17, 2023, all of which increased deferred debt issuance costs.
Unrealized Loss On Investments In Equity Securities
During the first six months of 2023, we recognized an unrealized loss on investments in equity securities of $6.6 million, which was driven by an unrealized loss of $6.2 million on the mark-to-market adjustment of our investment in McPhy and a $0.4 million unrealized loss on the mark-to-market adjustment of our investment in Stabilis. During the first six months of 2022, we recognized an unrealized gain on investments in equity securities of $12.2 million, which was driven by an unrealized loss of $11.9 million on the mark-to-market adjustment of our investment in McPhy and a $0.3 million unrealized loss on the mark-to-market adjustment of our investment in Stabilis.
Foreign Currency (Gain) Loss
For the six months ended June 30, 2023, foreign currency gain was $5.2 million and for the six months ended June 30, 2022 foreign currency gain was $0.1 million.
Income Tax Expense
Income tax (benefit) expense of $(4.3) million and $5.6 million for the six months ended June 30, 2023 and 2022, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 39.1% and 18.8%, respectively. The effective income tax rate of 39.1% for the six months ended June 30, 2022 differed from the U.S. federal statutory rate of 21% primarily due to income earned by our certain foreign entities being taxed at higher rates than the U.S. federal statutory rate offset by excess tax benefits associated with share-based compensation and global research and development tax credits.
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
Net (Loss) Income Attributable to Chart Industries, Inc. from Continuing Operations
As a result of the foregoing, net (loss) income attributable to Chart Industries, Inc. for the six months ended June 30, 2023 and 2022 was $(9.3) million and $23.2 million, respectively.

Table of Content
Segment Results
Our reportable and operating segments include: Cryo Tank Solutions, Heat Transfer Systems, Specialty Products and Repair, Service & Leasing. Corporate includes operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, risk management and share-based compensation expenses. Corporate support functions are not currently allocated to the segments. For further information, refer to Note 3, “Reportable Segments” of our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report. The following tables include key metrics used to evaluate our business and measure our performance and represent selected financial data for our operating segments for the three months ended June 30, 2023 and 2022 (dollars in millions):
Cryo Tank Solutions — Results of Operations for the Three Months Ended June 30, 2023 and 2022

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	June 30, 2023	June 30, 2022	Variance ($)	Variance (%)
Sales	$152.7	$132.9	$19.8	14.9%
Gross Profit	28.8	21.6	7.2	33.3%
Gross Profit Margin	18.9%	16.3%
SG&A Expenses	$17.5	$11.0	$6.5	59.1%
SG&A Expenses (% of Sales)	11.5%	8.3%
Operating Income	$10.5	$9.9	$0.6	6.1%
Operating Margin	6.9%	7.4%
For the second quarter of 2023, Cryo Tank Solutions sales increased by $19.8 million as compared to the same quarter in 2022. The increase is primarily driven by the Howden acquisition, partially offset by lower engineered tanks sales volume.
During the second quarter of 2023, Cryo Tank Solutions segment gross profit increased by $7.2 million as compared to the same quarter in 2022, and gross profit margin increased by 260 basis points. The increase in gross profit and the related margin was mainly driven by the first full quarter of Howden ownership.
Cryo Tank Solutions segment SG&A expenses increased by $6.5 million during the second quarter of 2023 as compared to the same quarter in 2022. The increase in SG&A expenses was mainly due a the first full quarter of Howden SG&A.

Table of Content
Cryo Tank Solutions — Results of Operations for the Six Months Ended June 30, 2023 and 2022

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2023	June 30, 2022	Variance ($)	Variance (%)
Sales	$276.2	$251.0	$25.2	10.0%
Gross Profit	50.3	47.0	3.3	7.0%
Gross Profit Margin	18.2%	18.7%
SG&A Expenses	$32.8	$21.7	$11.1	51.2%
SG&A Expenses (% of Sales)	11.9%	8.6%
Operating Income	$14.8	$24.0	$(9.2)	(38.3)%
Operating Margin	5.4%	9.6%
For the first six months of 2023, Cryo Tank Solutions sales increased by $25.2 million compared to the same period in 2022. As mentioned in the results of operations for the three months ended June 30, 2023 and 2022 comments above, this increase was primarily due to the impact of the Howden acquisition.
During the first six months of 2023, Cryo Tank Solutions segment gross profit increased by $3.3 million as compared to the same period in 2022. The increase in gross profit and the related margin was mainly driven by the impact of the Howden acquisition.
Cryo Tank Solutions segment SG&A expenses increased by $11.1 million during the first six months of 2023 as compared to the same period in 2022. The increase in SG&A expenses was mainly due to the impact of the Howden acquisition.
Heat Transfer Systems — Results of Operations for the Three Months Ended June 30, 2023 and 2022

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	June 30, 2023	June 30, 2022	Variance ($)	Variance (%)
Sales	$236.0	$102.9	$133.1	129.3%
Gross Profit	67.3	14.8	52.5	354.7%
Gross Profit Margin	28.5%	14.4%
SG&A Expenses	$12.9	$5.3	$7.6	143.4%
SG&A Expenses (% of Sales)	5.5%	5.2%
Operating Income (Loss)	$49.8	$5.7	$44.1	773.7%
Operating Margin	21.1%	5.5%
For the second quarter of 2023, Heat Transfer Systems segment sales increased by $133.1 million as compared to the same quarter in 2022. Similar to the comments previously mentioned in the consolidated results section, the increase was primarily driven by the Howden acquisition and favorable sales in big and small-scale LNG.
During the second quarter of 2023, Heat Transfer Systems segment gross profit increased by $52.5 million as compared to the same quarter in 2022, while gross profit margin increased by 1,410 basis points. The increase in gross profit was primarily due to higher volume and the related margin increased mainly due to overall product and project volume mix as well as the impact of the first full quarter of Howden ownership.
Heat Transfer Systems segment SG&A expenses increased during the second quarter of 2023 as compared to the same quarter in 2022 while SG&A expenses as a percentage of sales increased by 30 basis points. The increase in SG&A expenses was mainly due to the Howden acquisition and remains consistent as a percentage of sales.

Table of Content
Heat Transfer Systems — Results of Operations for the Six Months Ended June 30, 2023 and 2022

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2023	June 30, 2022	Variance ($)	Variance (%)
Sales	$403.5	$182.2	$221.3	121.5%
Gross Profit	108.6	24.9	83.7	336.1%
Gross Profit Margin	26.9%	13.7%
SG&A Expenses	$21.9	$11.8	$10.1	85.6%
SG&A Expenses (% of Sales)	5.4%	6.5%
Operating Income (Loss)	$77.1	$5.5	$71.6	1,301.8%
Operating Margin	19.1%	3.0%
For the first six months of 2023, Heat Transfer Systems segment sales increased by $221.3 million as compared to the same period in 2022. In line with the comments of the quarter, the increase was primarily driven by incremental sales contributed by the Howden acquisition and strong sales in process systems related to big and small-scale LNG.
During the first six months of 2023, Heat Transfer Systems segment gross profit increased by $83.7 million as compared to the same period in 2022 and gross profit margin increased by 13,200 basis points. The increase in Heat Transfer Systems segment gross profit was primarily due to project volume mix during the period.
Heat Transfer Systems segment SG&A expenses increased slightly during the first six months of 2023 as compared to the same period in 2022 mainly due to the acquired Howden business.
Specialty Products — Results of Operations for the Three Months Ended June 30, 2023 and 2022

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	June 30, 2023	June 30, 2022	Variance ($)	Variance (%)
Sales	$236.7	$115.3	$121.4	105.3%
Gross Profit	61.0	39.4	21.6	54.8%
Gross Profit Margin	25.8%	34.2%
SG&A Expenses	$30.5	$14.8	$15.7	106.1%
SG&A Expenses (% of Sales)	12.9%	12.8%
Operating Income	$29.1	$20.8	$8.3	39.9%
Operating Margin	12.3%	18.0%
Specialty Products segment sales increased by $121.4 million during the second quarter of 2023 as compared to the same quarter in 2022. The increase in Specialty Products sales was driven by the inclusion of the acquired Howden business in the current period.
Specialty Products segment gross profit increased by $21.6 million during the second quarter of 2023 as compared to the same quarter in 2022 largely due to the Howden acquisition, while gross profit margin decreased by 840 basis points due to product mix.
Specialty Products segment SG&A expenses increased by $15.7 million during the second quarter of 2023 as compared to the same quarter in 2022 primarily driven by the first full quarter of Howden ownership

Table of Content
Specialty Products — Results of Operations for the Six Months Ended June 30, 2023 and 2022

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2023	June 30, 2022	Variance ($)	Variance (%)
Sales	$362.9	$222.8	$140.1	62.9%
Gross Profit	96.9	72.0	24.9	34.6%
Gross Profit Margin	26.7%	13.7%
SG&A Expenses	$37.4	$28.8	$8.6	29.9%
SG&A Expenses (% of Sales)	10.3%	12.9%
Operating Income	$50.9	$37.0	$13.9	37.6%
Operating Margin	14.0%	16.6%
Specialty Products segment sales increased by $140.1 million during the first six months of 2023 as compared to the same period in 2022. The increase in Specialty Products sales driven by the inclusion of the acquired Howden business in the current period.
Specialty Products segment gross profit increased by $24.9 million during the first six months of 2023 as compared to the same period in 2022 primarily due to higher volume as a result of the Howden acquisition.
Specialty Products segment SG&A expenses increased by $8.6 million during the first six months of 2023 as compared to the same period in 2022 primarily driven by the Howden acquisition.
Repair, Service & Leasing — Results of Operations for the Three Months Ended June 30, 2023 and 2022

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	June 30, 2023	June 30, 2022	Variance ($)	Variance (%)
Sales	$298.7	$55.4	$243.3	439.2%
Gross Profit	123.5	19.0	104.5	550.0%
Gross Profit Margin	41.3%	34.3%
SG&A Expenses	$40.5	$3.6	$36.9	1,025.0%
SG&A Expenses (% of Sales)	13.6%	6.5%
Operating Income	$45.6	$12.0	$33.6	280.0%
Operating Margin	15.3%	21.7%
For the second quarter of 2023, Repair, Service & Leasing segment sales increased by $243.3 million or 439.2% (5.8% organically) as compared to the same quarter in 2022. The increase is primarily driven by the first full quarter of Howden ownership.
During the second quarter of 2023, Repair, Service & Leasing segment gross profit increased by $104.5 million as compared to the same quarter in 2022, and gross profit margin increased by 700 basis points. The increase in gross profit and gross profit margin was driven by the Howden acquisition.
Repair, Service & Leasing segment SG&A expenses increased by $36.9 million during the second quarter of 2023, and SG&A expenses as a percentage of sales increased by 710 basis points mainly due to the Howden acquisition. In connection with the acquisition the restructuring costs recorded in Repair, Service & Leasing segment SG&A expenses was $0.7 million.

Table of Content
Repair, Service & Leasing — Results of Operations for the Six Months Ended June 30, 2023 and 2022

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2023	June 30, 2022	Variance ($)	Variance (%)
Sales	$417.2	$104.7	$312.5	298.5%
Gross Profit	174.1	34.6	139.5	403.2%
Gross Profit Margin	41.7%	33.0%
SG&A Expenses	$50.3	$7.6	$42.7	561.8%
SG&A Expenses (% of Sales)	12.1%	7.3%
Operating Income	$78.7	$20.3	$58.4	287.7%
Operating Margin	18.9%	19.4%
For the first six months of 2023, Repair, Service & Leasing segment sales increased by $312.5 million as compared to the same period in 2022. As noted previously the increase in this segment is primarily due to the Howden acquisition reflected in the current period.
During the first six months of 2023, Repair, Service & Leasing segment gross profit increased by $139.5 million as compared to the same period in 2022, and gross profit margin increased by 870 basis points. The increase in gross profit and gross profit margin was driven by Howden.
Repair, Service & Leasing segment SG&A expenses increased by $42.7 million during the first six months of 2023 as compared to the same period in 2022, driven by the inclusion of the Howden acquisition note in the current period and restructuring associated with the acquisition integration.
Corporate
Corporate SG&A expenses increased by $20.5 million during the second quarter of 2023 as compared to the same quarter in 2022 mainly due to higher employee-related costs. Corporate SG&A expenses increased by $54.1 million in the first six months of 2023 compared to the same period in 2022 primarily due to higher acquisition and employee-related costs.
Liquidity and Capital Resources
Debt Instruments and Related Covenants
Our debt instruments and related covenants are described in Note 9, “Debt and Credit Arrangements” to our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report.
Sources and Uses of Cash
Our cash and cash equivalents totaled $202.3 million at June 30, 2023, a decrease of $2,403.0 million from the balance at December 31, 2022. Our foreign subsidiaries held cash of approximately $129.0 million and $66.7 million, at June 30, 2023, and December 31, 2022, respectively, to meet their liquidity needs. No material restrictions exist to accessing cash held by our foreign subsidiaries. We expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes, although we will repatriate cash from time to time. Cash equivalents are primarily invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations, and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization, and in the case of cash equivalents in China, obligations of local banks. We believe that our existing cash and cash equivalents, funds available under our senior secured revolving credit facility due October 2026 or other financing alternatives, and cash provided by operations will be sufficient to meet our normal working capital needs, capital expenditures and investments for the foreseeable future. We expect to pay down debt with cash proceeds of $380 million from recently announced divestitures.
Cash provided by operating activities was $59.5 million for the six months ended June 30, 2023, an increase of $47.0 million compared to cash provided by operating activities of $12.5 million for the six months ended June 30, 2022 primarily due to an increase in cash generated from operations during the six months ended June 30, 2023.
Cash used in investing activities was $4,397.8 million and $55.7 million for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023, we used $4,339.8 million for the Howden Acquisition, $54.4 million

Table of Content
for capital expenditures and $2.6 million mainly for an investment in Hylium Industries. During the six months ended June 30, 2022, we used $25.3 million for the acquisitions of Fronti Fabrications, CSC Cryogenic Service Center, and 100% of a joint venture in AdEdge India, $3.9 million for investments in Hy24 and Gold Hydrogen LLC, and paid $0.8 million in working capital settlements related to our 2021 acquisition of AdEdge, partially offset by $3.6 million cash received from settlement of our April 1, 2022 cross-currency swap.
Cash provided by financing activities was $1,933.4 million and $70.2 million for the six months ended June 30, 2023 and 2022, respectively. In connection with the Howden Acquisition, we borrowed incremental term loans in the aggregate principal amount of $1,534.8 million and borrowed incremental term loans in the aggregate principal amount of $250.0 million for general corporate purposes during the six months ended June 30, 2023. During the six months ended June 30, 2023, we borrowed $722.8 million on revolving credit facilities and raised $11.7 million in proceeds for the issuance of common stock, primarily to fund the Howden Acquisition and repaid $384.8 million in borrowings on our credit facilities. During the six months ended June 30, 2023 we paid $133.4 in debt issuance costs and paid $13.7 million of dividends on our mandatory convertible preferred stock, neither of which occurred during the six months ended June 30, 2022. We also paid $8.4 million in dividend distributions to noncontrolling interest owners during the six months ended June 30, 2023. During the six months ended June 30, 2022, we borrowed $433.3 million on credit facilities and repaid $361.2 million in borrowings on credit facilities primarily driven by debt positioning related to the rate swap agreements.
Cash Requirements
We do not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2023. Management anticipates we will be able to satisfy cash requirements for our ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities.
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitments from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, that we have not recognized as revenue and excludes unexercised contract options and potential orders. Our backlog as of June 30, 2023 was $3,964.8 million, compared to $1,953.3 million as of June 30, 2022 and $3,858.3 million as of March 31, 2023.
The tables below represent orders received and backlog by segment for the periods indicated (dollars in millions):

	Three Months Ended
	June 30, 2023	June 30, 2022	March 31, 2023
Orders
Cryo Tank Solutions	$155.0	$106.1	$140.6
Heat Transfer Systems	302.2	470.1	311.2
Specialty Products	293.2	265.7	179.5
Repair, Service & Leasing	319.7	47.4	121.5
Intersegment eliminations	(7.0)	(1.5)	(12.1)
Consolidated	$1,063.1	$887.8	$740.7

	As of
	June 30, 2023	June 30, 2022	March 31, 2023
Backlog
Cryo Tank Solutions	$452.7	$331.9	$473.2
Heat Transfer Systems	1,708.9	1,003.8	1,590.2
Specialty Products	1,259.6	570.4	1,316.0
Repair, Service & Leasing	580.7	48.5	524.3
Intersegment eliminations	(37.0)	(1.3)	(45.4)
Consolidated	$3,964.8	$1,953.3	$3,858.3

Table of Content

Cryo Tank Solutions segment orders for the three months ended June 30, 2023 were $155.0 million compared to $106.1 million for the three months ended June 30, 2022 and $140.6 million for the three months ended March 31, 2023. The increase in Cryo Tank Solutions segment orders during the three months ended June 30, 2023 when compared to the same quarter last year and prior quarter was primarily driven by higher order intake due to the first full quarter of Howden ownership. Cryo Tank Solutions segment backlog at June 30, 2023 totaled $452.7 million compared to $331.9 million as of June 30, 2022 and $473.2 million as of March 31, 2023.
Heat Transfer Systems segment orders for the three months ended June 30, 2023 were $302.2 million compared to $470.1 million for the three months ended June 30, 2022 and $311.2 million for the three months ended March 31, 2023. The decrease in orders was mainly driven by a number of large orders in the three months ended June 30, 2022, which has not been repeated to the same extent in the three months ended June 30, 2023. Heat Transfer Systems segment backlog at June 30, 2023 totaled a record $1,708.9 million, up 70.2% over the second quarter of 2022 and up 7.5% over the first quarter of 2023 driven by a big LNG award, multiple small, mid-size and large projects, along with the inclusion of Howden.
Specialty Products segment orders for the three months ended June 30, 2023 were $293.2 million compared to $265.7 million for the three months ended June 30, 2022 and $179.5 million for the three months ended March 31, 2023. The increase in Specialty Products segment orders during the three months ended June 30, 2023 is driven by the first full quarter of Howden ownership. Specialty Products segment backlog $1,259.6 million as of June 30, 2023, compared to $570.4 million as of June 30, 2022 and $1,316.0 million as of March 31, 2023.
Repair, Service & Leasing segment orders for the three months ended June 30, 2023 were $319.7 million compared to $47.4 million for the three months ended June 30, 2022 and $121.5 million for the three months ended March 31, 2023. The increase in orders was mainly driven by the first full period of Howden ownership. Repair, Service & Leasing segment backlog totaled a record $580.7 million as of June 30, 2023, compared to $48.5 million as of June 30, 2022 and $524.3 million as of March 31, 2023.
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
Forward-Looking Statements
We are making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements include statements relating to our business, including statements regarding completed and pending acquisitions and investments and related accretion or statements with respect to the use of proceeds or redeployment of capital from recent or planned divestitures, as well as statements regarding our 2023 sales outlook, revenues, cost synergies and efficiency savings, objectives, future orders, margins, segment sales mix, earnings or performance, liquidity and cash flow, inventory levels, capital expenditures, supply chain challenges, inflationary pressures including materials costs and pricing increases, business trends, clean energy market opportunities including addressable market and projected industry-wide investments, carbon and GHG emission targets, governmental initiatives, including executive orders and other information that is not historical in nature. In some cases, forward-looking statements may be identified by terminology such as “may,” “will”, “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “outlook,” “guidance,” “target,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, orders, results of operations, projected revenues, margins, capital expenditures, industry and business, trends, clean energy and other new market or expansion opportunities, cost and commercial synergies and savings objectives, and government initiatives among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements.
These include: the other factors discussed in Item 1A. “Risk Factors” and the factors discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year

Table of Content
ended December 31, 2022, which should be reviewed carefully; risks relating to the conflict between Russia and Ukraine; risks relating to derivative instruments and hedging programs; Chart’s ability to successfully integrate recent acquisitions, and achieve the anticipated revenue, earnings, accretion and other benefits from these acquisitions; the Company’s ability to successfully close on its identified divestitures and achieve the anticipated proceeds from these divestitures; slower than anticipated growth and market acceptance of new clean energy product offerings; inability to achieve expected pricing increases or continued supply chain challenges including volatility in raw materials cost and supply; estimated segment revenues, future revenue, earnings, cash flows and margin targets and run rates. These factors should not be construed as exhaustive and there may also be other risks that we are unable to predict at this time.
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
Interest Rate Risk: Our primary interest rate risk exposure results from various floating rate pricing mechanisms contained in our senior secured revolving credit facility due October 2026 and from our term loan. If interest rates were to increase 100 basis points (1 percent) from the weighted-average interest rate for our senior secured revolving credit facility due 2026 of 6.2% at June 30, 2023, and assuming no changes in the $442.8 million of borrowings outstanding under the senior secured revolving credit facility due October 2026 at June 30, 2023, our additional annual expense would be approximately $4.4 million on a pre-tax basis. If interest rates were to increase 100 basis points (1 percent) from the interest rate for our term loan of 8.77% at June 30, 2023, and assuming no changes in the $1,781.0 million of borrowings outstanding under the term loan at June 30, 2023, our additional annual expense would be approximately $17.8 million on a pre-tax basis.
Foreign Currency Exchange Rate Risk: We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations in the normal course of business, which can impact our financial position, results of operations, cash flow, and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income as reported in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Translation exposure is primarily with the euro, the Czech koruna, the Chinese yuan, the South African Rand, the British Pound and the Indian rupee. During the second quarter of 2023, the U.S. dollar strengthened in relation the Chinese yuan by 5%, the Czech koruna by 1%, the South African Rand by 7%, and weakened in relation to the British Pound by 2%. There was no notable movement between the U.S. dollar and the euro. At June 30, 2023, a hypothetical 10% strengthening of the U.S. dollar would not materially affect our financial statements.
EUR Revolver Borrowings: Additionally, assuming no changes in the euro $90.0 million in EUR Revolver Borrowings outstanding under the senior secured revolving credit facility due October 2026 and an additional 100 basis points (1 percent) strengthening in the U.S dollar in relation to the euro as of the beginning of 2023, during the three months ended June 30, 2023, our additional unrealized foreign currency gain would be approximately $1.0 million on a pre-tax basis.
Transaction Gains and Losses: Chart’s primary transaction exchange rate exposures are with the euro, the Chinese yuan, the Czech koruna, the Indian rupee, the Australian dollar, the British pound, the Canadian dollar, the Japanese yen and the South African rand. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the unaudited condensed consolidated statements of operations and comprehensive income (loss) as a component of foreign currency (gain) loss.
Derivative Instruments: We enter into foreign currency contracts not designated as hedging instruments to mitigate foreign currency risk for anticipated and firmly committed foreign currency transactions. At June 30, 2023, a hypothetical 10% weakening of the U.S. dollar would not materially affect these outstanding foreign currency contracts. We enter into a combination of cross-currency swaps and foreign exchange collars as a net investment hedge of our investments in certain international subsidiaries that use the euro as their functional currency in order to reduce the volatility caused by changes in exchange rates. As disclosed in Note 9, “Debt and Credit Arrangements,” we purchased an out-of-the-money protective call while writing a put option with a strike price at which the premium received is equal to the premium of the protective call purchased, which involved no initial capital outlay. The call was structured with a strike price higher than our cost basis in such

Table of Content
investments, thereby limiting any foreign exchange losses to approximately $11.4 million on a pre-tax basis. We do not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one to three years.
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
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to our management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2023	—	$—	—	$—
May 1 - 31, 2023	455	115.45	—	—
June 1 - 30, 2023	83	157.38	—	—
Total	538	121.92	—	$—
_______________
(1)Includes shares of common stock surrendered to us during the second quarter of 2023 by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $65,592. The total number of shares repurchased represents the net shares issued to satisfy tax withholding. All such repurchased shares were subsequently retired during the three months ended June 30, 2023.
Item 4. Mine Safety Disclosures
Not applicable.

Table of Content
Item 6.Exhibits
The following exhibits are included with this report:
31.1    Rule 13a-14(a) Certification of the Company’s Chief Executive Officer and President (Principal Executive Officer). (x)
31.2    Rule 13a-14(a) Certification of the Company's Vice President and Chief Financial Officer (Principal Financial Officer). (x)
32.1    Section 1350 Certification of the Company’s Chief Executive Officer and President (Principal Executive Officer). (xx)
32.2    Section 1350 Certification of the Company's Vice President and Chief Financial Officer (Principal Financial Officer). (xx)
10.1    Amendment No. 4, dated as of June 30, 2023, which amends that certain Fifth Amended and Restated Credit Agreement, dated as of October 18, 2021 (as amended by Amendment No. 1, dated as of November 21, 2022, Amendment No. 2, dated as of March 16, 2023, Amendment No. 3, dated as of March 17, 2023, and as otherwise amended, restated, supplemented or otherwise modified prior to the date hereof), by and among Chart Industries, Inc., the direct or indirect subsidiaries of Chart Industries, Inc. designated as borrowers from time to time thereunder, the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., Fifth Third Bank, National Association, HSBC Bank USA, National Association, PNC Bank, National Association and Wells Fargo Bank, National Association, as Co-Syndication Agents, and BMO Harris Bank, N.A., Capital One, N.A., Citizens Bank, N.A., MUFG Union Bank, N.A. and Regions Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 30, 2023 (File No. 001-11442)).
10.2    Letter Agreement dated May 30, 2003, by and between Chart Industries, Inc. and Mr. Joseph Belling **
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

Chart Industries, Inc.
(Registrant)

Date:	July 28, 2023	By:	/s/ Jillian C. Evanko
Jillian C. Evanko
Chief Executive Officer, President and a Director
(Principal Executive Officer)

Date:	July 28, 2023	By:	/s/ Joseph R. Brinkman
Joseph R. Brinkman
Vice President and Chief Financial Officer
(Principal Financial Officer)