Form 10-Q
period 2024-03-31
CHART INDUSTRIES INC
filed 2024-05-03
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of April 29, 2024, there were 42,801,041 outstanding shares of the Company’s common stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in millions, except per share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$191.9	$188.3
Accounts receivable, less allowances of $5.5 and $5.9, respectively	799.6	758.9
Inventories, net	572.3	576.3
Unbilled contract revenue	553.6	481.7
Prepaid expenses	121.0	74.9
Other current assets	132.9	134.3
Total Current Assets	2,371.3	2,214.4
Property, plant, and equipment, net	850.3	837.6
Goodwill	2,948.8	2,906.8
Identifiable intangible assets, net	2,711.3	2,791.9
Equity method investments	106.7	109.9
Investments in equity securities	95.3	91.2
Other assets	164.2	150.6
TOTAL ASSETS	$9,247.9	$9,102.4

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$868.8	$811.0
Customer advances and billings in excess of contract revenue	389.8	376.6
Accrued salaries, wages, and benefits	67.1	81.5
Accrued interest	53.3	92.5
Accrued income taxes	52.6	60.0
Current portion of warranty reserve	31.1	29.4
Current portion of long-term debt	259.9	258.5
Operating lease liabilities, current	18.9	18.5
Other current liabilities	152.2	138.2
Total Current Liabilities	1,893.7	1,866.2
Long-term debt	3,731.8	3,576.4
Long-term deferred tax liabilities	573.1	568.2
Accrued pension liabilities	6.7	6.7
Operating lease liabilities, non-current	52.1	50.7
Other long-term liabilities	96.2	95.2
Total Liabilities	6,353.6	6,163.4

	March 31, 2024	December 31, 2023
Equity
Preferred stock, par value $0.01 per share, $1,000 aggregate liquidation preference — 10,000,000 shares authorized, 402,500 shares issued and outstanding at both March 31, 2024 and December 31, 2023	—	—
Common stock, par value $0.01 per share — 150,000,000 shares authorized, 42,799,791 and 42,754,241 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	0.4	0.4
Additional paid-in capital	1,875.8	1,872.5
Treasury stock; 760,782 shares at both March 31, 2024 and December 31, 2023	(19.3)	(19.3)
Retained earnings	926.5	922.1
Accumulated other comprehensive (loss) income	(44.9)	10.8
Total Chart Industries, Inc. Shareholders’ Equity	2,738.5	2,786.5
Noncontrolling interests	155.8	152.5
Total Equity	2,894.3	2,939.0
TOTAL LIABILITIES AND EQUITY	$9,247.9	$9,102.4
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Sales	$950.7	$531.5
Cost of sales	648.4	382.2
Gross profit	302.3	149.3
Selling, general and administrative expenses	141.5	92.9
Amortization expense	47.9	21.8
Operating expenses	189.4	114.7
Operating income	112.9	34.6
Acquisition related finance fees	—	26.1
Interest expense, net	83.8	28.3
Other expense, net	3.2	1.7
Income (loss) from continuing operations before income taxes and equity in loss of unconsolidated affiliates, net	25.9	(21.5)
Income tax expense (benefit)	8.8	(6.7)
Income (loss) from continuing operations before equity in loss of unconsolidated affiliates, net	17.1	(14.8)
Equity in loss of unconsolidated affiliates, net	(0.3)	(0.4)
Net income (loss) from continuing operations	16.8	(15.2)
(Loss) income from discontinued operations, net of tax	(2.2)	0.9
Net income (loss)	14.6	(14.3)
Less: Income attributable to noncontrolling interests of continuing operations, net of taxes	3.3	0.7
Net income (loss) attributable to Chart Industries, Inc.	$11.3	$(15.0)

	Three Months Ended March 31,
	2024	2023
Amounts attributable to Chart common shareholders
Income (loss) from continuing operations	$13.5	$(15.9)
Less: Mandatory convertible preferred stock dividend requirement	6.8	6.8
Income (loss) from continuing operations attributable to Chart	6.7	(22.7)
(Loss) income from discontinued operations, net of tax	(2.2)	0.9
Net income (loss) attributable to Chart common shareholders	$4.5	$(21.8)

Basic earnings per common share attributable to Chart Industries, Inc.
Income (loss) from continuing operations	$0.16	$(0.54)
(Loss) income from discontinued operations	(0.05)	0.02
Net income (loss) attributable to Chart Industries, Inc.	$0.11	$(0.52)
Diluted earnings per common share attributable to Chart Industries, Inc.
Income (loss) from continuing operations	$0.14	$(0.54)
(Loss) income from discontinued operations	(0.04)	0.02
Net income (loss) attributable to Chart Industries, Inc.	$0.10	$(0.52)
Weighted-average number of common shares outstanding:
Basic	42.03	41.94
Diluted	46.73	41.94

Other comprehensive income (loss):
Net income (loss)	$14.6	$(14.3)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net	(55.6)	4.0
Pension liability adjustments, net of taxes	(0.1)	0.1
Total other comprehensive (loss) income, net of tax	(55.7)	4.1
Comprehensive loss, net of taxes	(41.1)	(10.2)
Less: Comprehensive income attributable to noncontrolling interests, net of taxes	3.3	0.7
Comprehensive loss attributable to Chart Industries, Inc., net of taxes	$(44.4)	$(10.9)

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in millions)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$14.6	$(14.3)
Less: (Loss) income from discontinued operations, net of tax	(2.2)	0.9
Net income (loss) from continuing operations	16.8	(15.2)
Adjustments to reconcile net income to net cash provided by operating activities:
Bridge loan facility fees	—	26.1
Depreciation and amortization	65.9	33.3
Employee share-based compensation expense	6.0	4.0
Financing costs amortization	4.7	2.8
Unrealized foreign currency transaction (gain) loss	(13.5)	1.7
Unrealized loss on investments in equity securities	1.7	2.0
Equity in loss of unconsolidated affiliates	0.3	0.5
Loss on sale of business	7.8	—
Other non-cash operating activities	1.8	0.1
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(51.0)	(6.6)
Inventories	(4.1)	10.4
Unbilled contract revenues and other assets	(133.8)	(59.2)
Accounts payable and other liabilities	(9.5)	31.9
Customer advances and billings in excess of contract revenue	17.3	6.8
Net Cash (Used In) Provided By Continuing Operating Activities	(89.6)	38.6
Net Cash Used In Discontinued Operating Activities	(5.5)	(70.7)
Net Cash Used In Operating Activities	(95.1)	(32.1)
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	—	(4,339.8)
Capital expenditures	(46.1)	(31.4)
Investments	(6.0)	(2.1)
Proceeds from sale of assets	0.9	0.1
Other investing activities	(0.6)	(0.6)
Net Cash Used In Investing Activities	(51.8)	(4,373.8)

	Three Months Ended March 31,
	2024	2023
FINANCING ACTIVITIES
Borrowings on credit facilities	634.2	634.8
Repayments on credit facilities	(479.3)	(45.0)
Borrowings on term loan	—	1,497.2
Payments for debt issuance costs	(1.5)	(121.5)
Proceeds from issuance of common stock, net	—	11.7
Proceeds from exercise of stock options	0.3	0.1
Common stock repurchases from share-based compensation plans	(3.0)	(2.6)
Dividends paid on mandatory convertible preferred stock	(6.8)	(6.9)
Net Cash Provided By Financing Activities	143.9	1,967.8
Effect of exchange rate changes on cash and cash equivalents	(2.6)	2.2
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(5.6)	(2,435.9)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period (1)	201.1	2,605.3
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD (1)	$195.5	$169.4

(1)Includes restricted cash and restricted cash equivalents of $3.6 and $12.8 classified within other current assets as of March 31, 2024 and December 31, 2023, respectively, and $2.5 and $1,941.7 as of March 31, 2023 and December 31, 2022, respectively.

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Dollars in millions)

	Common Stock		Preferred Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests
	Shares Outstanding	Amount	Shares Outstanding	Amount		Treasury Stock	Retained Earnings			Total Equity
Balance at December 31, 2023	42.75	$0.4	0.4	$—	$1,872.5	$(19.3)	$922.1	$10.8	$152.5	$2,939.0
Net income	—	—	—	—	—	—	11.3	—	3.3	14.6
Other comprehensive loss	—	—	—	—	—	—	—	(55.7)	—	(55.7)
Share-based compensation expense	—	—	—	—	6.0	—	—	—	—	6.0
Common stock issued from share-based compensation plans	0.07	—	—	—	0.3	—	—	—	—	0.3
Common stock repurchases from share-based compensation plans	(0.02)	—	—	—	(3.0)	—	—	—	—	(3.0)
Preferred stock dividend	—	—	—	—	—	—	(6.8)	—	—	(6.8)
Other	—	—	—	—	—	—	(0.1)	—	—	(0.1)
Balance at March 31, 2024	42.80	$0.4	0.4	$—	$1,875.8	$(19.3)	$926.5	$(44.9)	$155.8	$2,894.3

	Common Stock		Preferred Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Non-controlling Interests
	Shares Outstanding	Amount	Shares Outstanding	Amount		Treasury Stock	Retained Earnings			Total Equity
Balance at December 31, 2022	42.56	$0.4	0.4	$—	$1,850.2	$(19.3)	$902.2	$(58.0)	$8.8	$2,684.3
Net (loss) income	—	—	—	—	—	—	(15.0)	—	0.7	(14.3)
Other comprehensive income	—	—	—	—	—	—	—	4.1	—	4.1
Common stock issuance, net of equity issuance costs	0.11	—	—	—	11.7	—	—	—	—	11.7
Share-based compensation expense	—	—	—	—	4.0	—	—	—	—	4.0
Common stock issued from share-based compensation plans	0.08	—	—	—	0.1	—	—	—	—	0.1
Common stock repurchases from share-based compensation plans	(0.02)	—	—	—	(2.6)	—	—	—	—	(2.6)
Preferred stock dividend	—	—			—	—	(6.9)	—	—	(6.9)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	26.5	26.5
Other	—	—	—	—	—	—	(0.2)	—	0.2	—
Balance at March 31, 2023	42.73	$0.4	0.4	$—	$1,863.4	$(19.3)	$880.1	$(53.9)	$36.2	$2,706.9

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2024
(Dollars and shares in millions, except per share amounts)

NOTE 1 — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its consolidated subsidiaries (herein referred to as the “Company,” “Chart,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
On March 17, 2023, we completed the acquisition of Howden (“Howden”), a leading global provider of mission critical air and gas handling products and services, from affiliates of KPS Capital Partners, LP. Results from continuing operations include results of Howden from the date of acquisition and exclude Roots™ (“Roots”) business financial results for our entire ownership period of March 17, 2023 through the divestiture date, August 18, 2023. The results of Roots are presented as discontinued operations in the condensed consolidated statements of operations and comprehensive loss and have been excluded from both continuing operations and segment results for the three months ended March 31, 2023. See Note 2, “Discontinued Operations and Other Businesses Sold” for further information regarding the Roots divestiture and Note 13, “Business Combinations”, for further information regarding the acquisition of Howden (the “Howden Acquisition”).
Nature of Operations: We are an independent global leader in the design, engineering, and manufacturing of process technologies and equipment for gas and liquid molecule handling for the Nexus of Clean™ – clean power, clean water, clean food, and clean industrials, regardless of molecule. Our unique product portfolio across both stationary and rotating equipment is used in every phase of the liquid gas supply chain, including upfront engineering, service and repair. Being at the forefront of the clean energy transition, Chart is a leading provider of technology, equipment and services related to liquefied natural gas, hydrogen, biogas, carbon capture and water treatment, among other applications. We are committed to excellence in environmental, social and corporate governance (ESG) issues both for our company as well as our customers. With 64 global manufacturing locations and over 50 service centers from the United States to Asia, India and Europe, we maintain accountability and transparency to our team members, suppliers, customers and communities.
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
Reclassifications: Certain amounts have been reclassified within the condensed consolidated statement of cash flows for the three months ended March 31, 2023 to conform with the current period presentation.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2024
(Dollars and shares in millions, except per share amounts) – Continued

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this update improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. Among other things, this update requires an entity to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. The update also requires entities to disclose other segment items, provide all annual disclosures about a reportable segment’s profit and loss and assets currently required by this Topic in interim periods, disclose the title and position of our CODM, and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We expect this ASU to result in expanded disclosure of segment financial information, with no impact on our financial position and results of operations.
Recently Adopted Accounting Standards: In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The amendments in this update clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot recognize and measure a contractual sale restriction and adds additional disclosures for equity securities subject to contractual sale restrictions. We adopted this guidance effective January 1, 2024. The adoption of this guidance did not have an impact on our financial position, results of operations, and disclosures.
NOTE 2 — Discontinued Operations and Other Businesses Sold
Roots™ Divestiture
On June 11, 2023, we signed a definitive agreement to divest our Roots business, which we acquired as part of the Howden acquisition, to Ingersoll Rand Inc. (New York Stock Exchange: IR) (“buyer”) for a base purchase price of $300.0, subject to customary adjustments. The sale was completed on August 18, 2023 with proceeds totaling $291.9 before customary estimated closing working capital adjustments. The purchase price was subject to an additional net working capital adjustment of $2.5, settled in the first quarter of 2024. No further adjustments to the purchase price are anticipated.
We previously determined that our Roots business qualified for discontinued operations and as such, the financial results of the Roots business are reflected in our unaudited condensed consolidated statements of operations and comprehensive loss as discontinued operations for our entire ownership period of March 17, 2023 through August 18, 2023.
Summarized Financial Information of Discontinued Operations
The following table represents income from discontinued operations, net of tax:

	Three Months Ended March 31,
	2024	2023
Sales	$—	$6.4
Cost of sales	—	4.2
Gross profit	—	2.2
Selling, general and administrative expenses	0.2	1.0
Operating (loss) income	(0.2)	1.2
(Loss) income before income taxes	(0.2)	1.2
Income tax expense	—	0.3
(Loss) income from discontinued operations before loss on sale of business	(0.2)	0.9
Loss on sale of business, net of $0.5 of taxes	2.0	—
(Loss) income from discontinued operations, net of tax	$(2.2)	$0.9

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2024
(Dollars and shares in millions, except per share amounts) – Continued

Other Businesses Sold
On October 26, 2023, we signed and closed on the divestiture of our American Fan business to Arcline Investment Management, L.P, with net proceeds totaling $109.7 after customary closing working capital adjustments.
On October 31, 2023, we completed the sale of our Cofimco fans business (“Cofimco”) to PX3 Partners, with net proceeds totaling $67.4 after customary closing working capital adjustments.
The previously disclosed sale of our Cryo Diffusion business remains subject to potential net working capital adjustments.
NOTE 3 — Reportable Segments
As reported in our Annual Report on Form 10-K for the year ended December 31, 2023, we have four reportable segments, which are also our operating segments: Cryo Tank Solutions, Heat Transfer Systems, Specialty Products and Repair, Service & Leasing.
Our Cryo Tank Solutions segment, which has principal operations in the United States, Europe and Asia, serves most geographic regions around the globe, supplying bulk, microbulk and mobile equipment used in the storage, distribution, vaporization, and application of industrial gases and certain hydrocarbons. Our Heat Transfer Systems segment, with principal operations in the United States and Europe, also serves most geographic regions globally, supplying mission critical engineered equipment and systems used in the separation, liquefaction, and purification of hydrocarbon, liquefied natural gas (LNG) and industrial gases that span gas-to-liquid applications. Operating globally, our Specialty Products segment supplies products used in specialty end-market applications including hydrogen, LNG for over-the-highway vehicles, biofuels, carbon capture, food and beverage, aerospace, lasers and water treatment, among others. Our Heat Transfer Systems, Specialty Products and Cryo Tank Solutions segments also include new build products from the Howden Acquisition such as compressors, blowers and fans, rotary heaters and steam turbines. Our Repair, Service & Leasing segment provides installation, service, repair, maintenance, refurbishment and digital monitoring of Chart’s products globally in addition to providing equipment leasing solutions.
Corporate includes operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, risk management and share-based compensation expenses. Corporate support functions are not allocated to the segments.
We evaluate performance and allocate resources based on operating income as determined in our condensed consolidated statements of operations and comprehensive loss.
Segment Financial Information

	Three Months Ended March 31, 2024
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales	$159.7	$253.6	$236.5	$301.0	$(0.1)	$—	$950.7
Depreciation and amortization expense	5.3	9.2	7.1	43.0	—	1.3	65.9
Operating income (loss)	14.0	51.2	25.1	65.1	—	(42.5)	112.9

	Three Months Ended March 31, 2023
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales	$123.5	$167.5	$126.2	$118.5	$(4.2)	$—	$531.5
Depreciation and amortization expense	5.6	8.4	8.6	9.9	—	0.8	33.3
Operating income (loss) (1)	4.3	27.3	21.8	33.1	—	(51.9)	34.6
_______________
(1)Acquisition-related contingent consideration credits in our Specialty Products segment related to our 2020 acquisition of Sustainable Energy Solutions, Inc. was $7.4 for the three months ended March 31, 2023.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2024
(Dollars and shares in millions, except per share amounts) – Continued

Sales by Geography

	Three Months Ended March 31, 2024
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$86.0	$157.6	$92.8	$122.1	$—	$458.5
Europe, Middle East, Africa and India	45.5	40.2	65.0	120.6	—	271.3
Asia-Pacific	24.3	52.1	72.3	45.1	(0.1)	193.7
Rest of the World	3.9	3.7	6.4	13.2	—	27.2
Total	$159.7	$253.6	$236.5	$301.0	$(0.1)	$950.7

	Three Months Ended March 31, 2023
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$63.6	$134.6	$72.1	$55.7	$(2.3)	$323.7
Europe, Middle East, Africa and India	42.0	15.5	33.0	36.1	(1.3)	125.3
Asia-Pacific	17.1	14.3	20.1	23.0	(0.6)	73.9
Rest of the World	0.8	3.1	1.0	3.7	—	8.6
Total	$123.5	$167.5	$126.2	$118.5	$(4.2)	$531.5
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

	March 31, 2024	December 31, 2023
Cryo Tank Solutions	$667.1	$706.1
Heat Transfer Systems	680.1	560.7
Specialty Products	762.7	647.8
Repair, Service & Leasing	894.0	950.1
Total assets of reportable segments	3,003.9	2,864.7
Goodwill	2,948.8	2,906.8
Identifiable intangible assets, net	2,711.3	2,791.9
Corporate	583.9	539.0
Total	$9,247.9	$9,102.4

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2024
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 4 — Revenue
Disaggregation of Revenue
The following tables represent a disaggregation of revenue by timing of revenue along with the reportable segment for each category:

	Three Months Ended March 31, 2024
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$101.1	$10.1	$69.0	$190.4	$—	$370.6
Over time	58.6	243.5	167.5	110.6	(0.1)	580.1
Total	$159.7	$253.6	$236.5	$301.0	$(0.1)	$950.7

	Three Months Ended March 31, 2023
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$90.3	$11.4	$3.5	$71.5	$(2.4)	$174.3
Over time	33.2	156.1	122.7	47.0	(1.8)	357.2
Total	$123.5	$167.5	$126.2	$118.5	$(4.2)	$531.5
Refer to Note 3, “Reportable Segments,” for a table of revenue by reportable segment disaggregated by geography.
Contract Balances
The following table presents our contract assets and contract liabilities balances:

	March 31, 2024	December 31, 2023
Contract assets
Accounts receivable, net of allowances	$799.6	$758.9
Unbilled contract revenue	553.6	481.7

Contract liabilities
Customer advances and billings in excess of contract revenue	$389.8	$376.6
Revenue recognized for the three months ended March 31, 2024 and 2023, that was included in the contract liabilities balance at the beginning of each year was $137.5 and $68.0, respectively. The amount of revenue recognized during the three months ended March 31, 2024 from performance obligations satisfied or partially satisfied in previous periods as a result of changes in the estimates of variable consideration related to long-term contracts, was not significant.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, and excludes unexercised contract options and potential orders. As of March 31, 2024, the estimated revenue expected to be recognized in the future related to remaining performance obligations was $4,331.1. We expect to recognize revenue on approximately 63% of the remaining performance obligations over the next 12 months and the remaining over the next few years thereafter.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2024
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 5 — Inventories
The following table summarizes the components of inventory:

	March 31, 2024	December 31, 2023
Raw materials and supplies	$273.8	$274.8
Work in process	163.6	155.4
Finished goods	134.9	146.1
Total inventories, net	$572.3	$576.3
The allowance for excess and obsolete inventory balance at March 31, 2024 and December 31, 2023 was $11.3 and $9.9, respectively.
NOTE 6 — Leases
Lessee Accounting
We lease certain office spaces, warehouses, facilities, vehicles and equipment. Our leases have maturity dates ranging from April 2024 to September 2036. Leases with an initial term of twelve months or less are not recorded on the balance sheet. Operating lease right-of-use (“ROU”) assets are classified as property, plant and equipment, net in the condensed consolidated balance sheets. Finance lease ROU assets are classified as other assets in the condensed consolidated balance sheets. Operating lease liabilities are classified as operating lease liabilities, current and operating lease liabilities, non-current. Finance lease liabilities are classified as other current liabilities and other long-term liabilities in the condensed consolidated balance sheets.
We incurred $6.1 and $5.1 of rental expense under operating leases for the three months ended March 31, 2024 and 2023, respectively. Certain operating leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight-line basis over the minimum lease term. Adjustments for straight-line rental expense for the respective periods was not material and as such, the majority of expense recognized was reflected in cash provided by operating activities for the respective periods. This expense consisted primarily of payments for base rent on building and equipment leases. Payments related to short-term lease costs and taxes and variable service charges on leased properties were immaterial. In addition, we have the right, but no obligation, to renew certain leases for various renewal terms.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2024
(Dollars and shares in millions, except per share amounts) – Continued

The following table presents the lease balances within our condensed consolidated balance sheets, weighted average remaining lease term and weighted average discount rates related to our leases:

Lease Assets and Liabilities	March 31, 2024	December 31, 2023
Assets
Operating lease, net	$71.2	$69.1
Finance lease, net	16.6	16.1
Total lease assets	$87.8	$85.2

Liabilities
Current:
Operating lease liabilities	$18.9	$18.5
Finance lease liabilities	2.7	3.0
Non-current:
Operating lease liabilities	52.1	50.7
Finance lease liabilities	14.3	14.2
Total lease liabilities	$88.0	$86.4

Weighted-average remaining lease terms
Operating leases	5.2 years	5.1 years
Finance leases	7.9 years	7.9 years
Weighted-average discount rate
Operating leases	7.0%	6.6%
Finance leases	7.0%	6.7%
Leased assets obtained in exchange for new finance and operating lease liabilities for the three months ended March 31, 2024 were $1.4 and $3.6, respectively.
The following table summarizes future minimum lease payments for non-cancelable operating leases and for finance leases as of March 31, 2024:

	Finance	Operating
2024	$2.8	$17.9
2025	2.9	19.5
2026	2.6	14.0
2027	2.5	9.2
2028	2.2	7.5
Thereafter (1)	9.7	17.3
Total future minimum lease payments	$22.7	$85.4
Less: Present value discount	(5.7)	(14.4)
Lease liability	$17.0	$71.0
_______________
(1)     As of March 31, 2024, future minimum lease payments for non-cancelable operating leases for the period subsequent to 2028 relate to twenty-four leased facilities.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2024
(Dollars and shares in millions, except per share amounts) – Continued

Lessor Accounting
We lease equipment manufactured by Chart primarily through our Cryo-Lease program as sales-type and operating leases. As of March 31, 2024 and December 31, 2023, our short-term net investment in sales-type leases was $23.4 and $21.4, respectively, and is included in other current assets in our condensed consolidated balance sheets. Our long-term net investment in sales-type leases was $67.4 and $62.1 as of March 31, 2024 and December 31, 2023, respectively, and is included in other assets in our condensed consolidated balance sheets.
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
The following table represents sales from sales-type and operating leases:

	Three Months Ended March 31,
	2024	2023
Sales-type leases	$10.6	$12.7
Operating leases	1.6	1.2
Total sales from leases	$12.2	$13.9
The following table represents scheduled payments for sales-type leases as of March 31, 2024:

2024	$18.4
2025	24.5
2026	21.4
2027	15.0
2028	11.9
Thereafter	34.6
Total	125.8
Less: unearned income	35.0
Total	$90.8
The following table represents the cost of equipment leased to others:

	March 31, 2024	December 31, 2023
Equipment leased to others, cost	$24.0	$20.6
Less: accumulated depreciation	4.8	4.4
Equipment leased to others, net	$19.2	$16.2
The following table represents payments due for operating leases as of March 31, 2024:

2024	$0.8
2025	0.1
2026	—
2027	—
2028	—
Thereafter	—
Total	$0.9

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2024
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 7 — Goodwill and Intangible Assets
Goodwill
The following table represents the changes in goodwill by segment:

	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Consolidated
Balance at December 31, 2023	$219.3	$480.4	$567.9	$1,639.2	$2,906.8
Purchase accounting adjustments (1)	2.6	1.3	10.9	27.8	42.6
Foreign currency translation adjustments and other	(2.2)	(1.8)	(0.3)	3.7	(0.6)
Balance at March 31, 2024	$219.7	$479.9	$578.5	$1,670.7	$2,948.8

Accumulated goodwill impairment loss at December 31, 2023	$23.5	$49.3	$35.8	$20.4	$129.0
Accumulated goodwill impairment loss at March 31, 2024	$23.5	$49.3	$35.8	$20.4	$129.0
_______________
(1)All purchase accounting adjustments during the period related to the Howden Acquisition. See Note 13, “Business Combinations” for further information.
Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill) (1):

		March 31, 2024		December 31, 2023
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	4 to 18 years	$1,813.0	$(210.5)	$1,836.4	$(185.2)
Technology	5 to 18 years	492.1	(88.3)	496.7	(78.8)
Patents, backlog and other	2 to 10 years	137.4	(46.2)	138.6	(35.6)
Trademarks and trade names	5 to 23 years	2.9	(1.9)	3.3	(1.9)
Land use rights	50 years	10.2	(1.9)	10.2	(1.9)
Total finite-lived intangible assets		2,455.6	(348.8)	2,485.2	(303.4)
Indefinite-lived intangible assets:
Trademarks and trade names (2)		604.5	—	610.1	—
Total intangible assets		$3,060.1	$(348.8)	$3,095.3	$(303.4)
_______________
(1)Amounts include the impact of foreign currency translation. Fully amortized or impaired amounts are written off.
(2)Accumulated indefinite-lived intangible assets impairment loss was $16.0 at both March 31, 2024 and December 31, 2023.
Amortization expense for intangible assets subject to amortization was $47.9 and $21.8 for the three months ended March 31, 2024 and 2023, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2024
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 8 — Investments
Equity Method Investments
The following table presents the activity in equity method investments:

Equity Method Investments
Balance at December 31, 2023	$109.9
Equity in loss of unconsolidated affiliates	(0.3)
Dividend received from equity method investment	(0.7)
Foreign currency translation adjustments and other	(2.2)
Balance at March 31, 2024	$106.7
Investments in Equity Securities
The following table presents the activity in investments in equity securities:

	Investment in Equity Securities, Level 1	Investment in Equity Securities, Level 2	Investments in Equity Securities, All Others (1)	Investments Total
Balance at December 31, 2023	$4.8	$6.1	$80.3	$91.2
New investments	—	—	6.0	6.0
(Decrease) increase in fair value of investments in equity securities	(2.0)	0.1	0.2	(1.7)
Foreign currency translation adjustments and other	(0.1)	—	(0.1)	(0.2)
Balance at March 31, 2024	$2.7	$6.2	$86.4	$95.3
_______________
(1)Consists of investments in equity securities without a readily determinable fair value. Such investments are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2024
(Dollars and shares in millions, except per share amounts) – Continued

Co-Investment Agreement
On September 7, 2021 (the “Closing Date”), we entered into a Co-investment agreement with I Squared Capital (“ISQ”), an infrastructure-focused private equity firm (the “Co-Investment Agreement”), pursuant to which Chart and ISQ have agreed to the following:
•In the following circumstances, ISQ shall have the right but not the obligation to require Chart to purchase all (and not less than all) of the shares of Hydrogen Technology & Energy Corporation (“HTEC”) common stock acquired as part of ISQ’s investment described above (the “Put Option”):
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
Our equity method investment in HTEC was $79.3 and $82.3 at March 31, 2024 and December 31, 2023, respectively.
Accounting Treatment of Put and Call Options
We record the Put and Call Options (together “the Options”) at fair value and record any change in fair value through earnings at each reporting period. The fair value of the Options was not material on the Closing Date or at March 31, 2024 and December 31, 2023.
Hy24 (f/k/a FiveT Hydrogen Fund and Clean H2 Infra Fund)
On April 5, 2021, we were admitted as an anchor investor in Hy24 (the “Hydrogen Fund”). Hy24 is a joint venture between Ardian, a European investment house, and FiveT Hydrogen, an investment manager specialized purely on clean hydrogen investments. Investments to date include a green steel manufacturing plant that integrates green hydrogen located in Sweden, upstream e-Methanol and sustainable aviation fuel production in Europe, and green hydrogen production projects (electrolysis) in Europe. Our total investment to date is euro 9.7 million (equivalent to $10.4), making our unfunded commitment euro 40.3 million (equivalent to $43.6).

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2024
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 9 — Debt and Credit Arrangements
Summary of Outstanding Borrowings
The following table represents the components of our borrowings:

	March 31, 2024	December 31, 2023
Senior secured and senior unsecured notes:
Principal amount, senior secured notes due 2030	$1,460.0	$1,460.0
Principal amount, senior unsecured notes due 2031	510.0	510.0
Unamortized discount	(26.1)	(26.9)
Unamortized debt issuance costs	(31.9)	(32.9)
Senior secured and senior unsecured notes, net of unamortized discount and debt issuance costs	1,912.0	1,910.2

Senior secured revolving credit facilities and term loans:
Term loans due March 2030	1,631.0	1,631.0
Senior secured revolving credit facility due April 2029	254.3	102.8
Unamortized discount	(34.7)	(35.8)
Unamortized debt issuance costs	(31.5)	(32.5)
Senior secured revolving credit facility and term loan, net of unamortized discount and debt issuance costs	1,819.1	1,665.5

Convertible notes due November 2024:
Principal amount	258.7	258.7
Unamortized debt issuance costs	(0.6)	(0.9)
Convertible notes due November 2024, net of unamortized debt issuance costs	258.1	257.8

Other debt facilities	2.5	1.4

Total debt, net of unamortized debt issuance costs	3,991.7	3,834.9
Less: current maturities (1)	259.9	258.5
Long-term debt	$3,731.8	$3,576.4
_______________
(1)Our convertible notes due November 2024, net of unamortized debt issuance costs, are included in current maturities for both periods presented. Also included in current maturities for the current period is $1.8 of other debt facilities.
Senior Secured and Unsecured Notes
On December 22, 2022, we completed the issuance and sale of (i) $1,460.0 aggregate principal amount of 7.500% Secured Notes at an issue price of 98.661% and (ii) $510.0 aggregate principal amount of 9.500% Unsecured Notes (together with the Secured Notes, the “Notes”), at an issue price of 97.949%. The Secured Notes mature on January 1, 2030, and the Unsecured Notes mature on January 1, 2031. The effective interest rate on the Secured Notes and Unsecured Notes is 7.8% and 9.9%, respectively, after accounting for original issue discounts and debt issuance costs. The Notes were issued to finance the Howden Acquisition. Chart deposited the gross proceeds from the offering of each series of Notes into an escrow account (each, an “Escrow Account”). The funds were held in the respective Escrow Account until certain release conditions were met including the consummation of the Howden Acquisition. As such, the proceeds were presented separately from cash and cash equivalents as restricted cash in the December 31, 2022 condensed consolidated balance sheet.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2024
(Dollars and shares in millions, except per share amounts) – Continued

Senior Secured Revolving Credit Facility and Term Loans
Senior Secured Revolving Credit Facility
Our fifth amended and restated credit agreement dated as of October 18, 2021, as amended (the “Credit Agreement”) provides for a senior secured revolving credit facility (the “SSRCF”). The SSRCF had a borrowing capacity of $1,000.0 and includes sub limits for letters of credit and swingline loans. At March 31, 2024, there were $254.3 in borrowings outstanding under the SSRCF bearing an interest rate of 7.1% (6.2% as of December 31, 2023) and $223.9 in letters of credit and bank guarantees outstanding supported by the SSRCF. As of March 31, 2024, we had unused borrowing capacity of $521.8.
A portion of borrowings outstanding under the SSRCF are denominated in euros (“EUR Revolver Borrowings”). EUR Revolver Borrowings outstanding were euro 78.0 million (equivalent to $84.3) at March 31, 2024 and euro 88.5 million (equivalent to $97.8) at December 31, 2023. During the three months ended March 31, 2024, we recognized an unrealized foreign currency gain of $2.1 relative to the translation of the EUR Revolver Borrowings outstanding. During the three months ended March 31, 2023, we recognized an unrealized foreign currency loss of $1.7 relative to the translation of the EUR Revolver Borrowings outstanding. These unrealized foreign currency gains and losses are classified within other expense, net in the condensed consolidated statements of operations and comprehensive loss for all periods presented.
Significant financial covenants for the SSRCF include financial maintenance covenants that (i) require the ratio of the amount of Chart and its subsidiaries’ consolidated total net indebtedness to consolidated EBITDA to be less than the Maximum Total Net Leverage Ratio Levels and (ii) require the ratio of the amount of Chart and its subsidiaries’ consolidated EBITDA to consolidated cash interest expense to be greater than the Minimum Interest Coverage Ratio Levels. The SSRCF includes a number of other customary covenants. At March 31, 2024, we were in compliance with all covenants.
On April 8, 2024, we entered into an amendment (“Amendment No. 6”), which amends the Credit Agreement. Among other things, as more fully set forth therein, Amendment No. 6 increases the total available revolving credit commitment from $1,000.0 to $1,250.0 and extends the maturity date of the revolving credit facility from October 18, 2026, to April 6, 2029. Amendment No. 6 is a “Refinancing Amendment” permitted under the terms of the Credit Agreement. Except as amended by Amendment No. 6, the remaining terms of the Credit Agreement remain in full force and effect.
Term Loans
On October 2, 2023, Chart refinanced the remaining aggregate principal amounts of our term loans plus accrued interest in exchange for term loans in the aggregate principal amount of $1,781.0 (“Amendment No. 5 Term Loan”) which matures on March 18, 2030. On December 4, 2023, Chart voluntarily prepaid a portion of the Amendment No. 5 Term Loan in the amount of $150.0, which effectively prepaid all equal quarterly installments for the life of the loan, and as of March 31, 2024, the aggregate principal amount of $1,631.0 is due at the March 18, 2030 maturity date. As of March 31, 2024, the Amendment No. 5 Term Loan bore an interest rate of 8.7% (8.7% as of December 31, 2023). The effective interest rate on the Amendment No. 5 Term Loan is 9.1% after accounting for original issue discount and debt issuance costs.
Significant financial covenants and customary events of default for the Amendment No. 5 Term Loan are substantially identical to those in the SSRCF.
2024 Convertible Notes
On November 6, 2017, we issued 1.00% Convertible Senior Subordinated Notes due November 2024 (the “2024 Notes”) in the aggregate principal amount of $258.8, pursuant to an Indenture, dated as of such date (the “Indenture”) and First Supplemental Indenture dated December 31, 2020. The 2024 Notes bear interest at an annual rate of 1.00%, payable on May 15 and November 15 of each year, beginning on May 15, 2018, and will mature on November 15, 2024 unless earlier converted or repurchased. The effective interest rate on the 2024 Notes is 1.4% after accounting for debt issuance costs.
The initial conversion rate for the 2024 Notes is 17.0285 shares of common stock (subject to adjustment as provided for in the Indenture) per $1,000 principal amount of the 2024 Notes, which is equal to an initial conversion price of approximately $58.725 per share, representing a conversion premium of approximately 35% above the closing price of our common stock of $43.50 per share on October 31, 2017. For purposes of calculating earnings per share, if the average market price of our common stock exceeds the applicable conversion price during the periods reported, shares contingently issuable under the 2024 Notes will have a dilutive effect with respect to our common stock. Since our closing common stock price of $164.72 at the end of the period exceeded the conversion price of $58.725, the if-converted value exceeded the principal amount of the 2024

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2024
(Dollars and shares in millions, except per share amounts) – Continued

Notes by $466.9 at March 31, 2024. As described below, we entered into convertible note hedge transactions, which are expected to reduce the potential dilution with respect to our common stock upon conversion of the 2024 Notes.
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
As of April 1, 2024, the 2024 Notes continue to be convertible at the option of the shareholders. This conversion right, which will remain available until June, 30, 2024, was triggered since the closing price of our common stock was greater than or equal to $76.3425 (130% of the conversion price of the 2024 Notes) for at least 20 trading days during the last 30 trading days ending on March 31, 2024. We will reassess the convertibility of the 2024 Notes on a quarterly basis. The $258.7 principal amount of the 2024 Notes is due in November 2024 and was classified as a current liability in the condensed consolidated balance sheet at March 31, 2024 and December 31, 2023. There have been no significant conversions as of the date of this filing.
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
We also entered into separate, privately negotiated warrant transactions (the “Warrant Transactions”) with the Option Counterparties to acquire up to 4.41 shares of our common stock. The strike price of the Warrant Transactions will initially be $71.775 per share (subject to adjustment), which is approximately 65% above the last reported sale price of our common stock on October 31, 2017. The Warrant Transactions could have a dilutive effect to our shareholders to the extent that the market price per share of our common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants.
The Note Hedge Transactions and Warrant Transactions effectively increased the conversion price of the 2024 Notes.
Other Debt Facilities
In various markets where we do business, we have local credit facilities to meet local working capital demands, fund letters of credit and bank guarantees, and support other short-term cash requirements. The facilities generally have variable interest rates and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. As of March 31, 2024 we had additional capacity of U.S. dollar equivalent $86.2.
Certain of our other debt facilities allow us to request bank guarantees and letters of credit. None of these facilities allow revolving credit borrowings. We have letters of credit and bank guarantees outside of our Credit Agreement that totaled U.S. dollar equivalent $129.9 and $134.3 as of March 31, 2024 and December 31, 2023, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2024
(Dollars and shares in millions, except per share amounts) – Continued

Fair Value Disclosures
The following table summarizes the carrying values and fair values of our actively quoted debt instruments (1):

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loans due March 2030	$1,564.8	$1,631.0	$1,562.7	$1,631.0
Senior secured notes due 2030	1,421.5	1,518.4	1,420.2	1,533.0
Senior unsecured notes due 2031	490.5	555.9	490.0	555.9
Convertible notes due November 2024	258.1	729.5	257.8	605.4
_______________
(1)The debt instruments noted above are actively quoted instruments and, accordingly, their fair values were determined using Level 1 inputs.
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
Dividends. Dividends on the Mandatory Convertible Preferred Stock will be payable on a cumulative basis when, as and if declared at an annual rate of 6.75% on the liquidation value of $1,000 per share. Chart may pay declared dividends in cash or, subject to certain limitations, in shares of common stock, or in any combination of cash and shares of common stock on March 15, June 15, September 15 and December 15 of each year, commencing on March 15, 2023 and ending on, and including, December 15, 2025. We declared and paid $6.8 and $6.9 in dividends for the three months ended March 31, 2024 and 2023, respectively, which was treated as a reduction to income attributable to common shareholders in the computation of earnings per share.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2024
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
Voting Rights. Holders of Mandatory Convertible Preferred Stock generally will not have voting rights. Whenever dividends on shares of Mandatory Convertible Preferred Stock have not been declared and paid for six or more dividend periods (including, for the avoidance of doubt, the dividend period beginning on, and including, the initial issue date and ending on, but excluding, March 15, 2023), whether or not for consecutive dividend periods, the holders of such shares of Mandatory Convertible Preferred Stock, voting together as a single class with holders of all other series of voting preferred stock of equal rank, then outstanding, will be entitled at our next annual or special meeting of shareholders to vote for the election of a total of two additional members of our board of directors, subject to certain limitations. This right will terminate if and when all accumulated and unpaid dividends have been paid in full, or declared and a sum sufficient for such payment shall have been set aside. Upon such termination, the term of office of each preferred stock director so elected will terminate at such time and the number of directors on our board of directors will automatically decrease by two, subject to the revesting of such rights in the event of each subsequent nonpayment.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2024
(Dollars and shares in millions, except per share amounts) – Continued

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
The following table represents the fair value of our asset and liability derivatives:

	March 31, 2024
	Notional Amount	Fair Value Other Current Assets	Fair Value Other Assets	Fair Value Other Current Liabilities	Fair Value Other Long-Term Liabilities
Derivatives designated as net investment hedge
Foreign Exchange Collar Contracts (1)	$316.0	$—	$—	$—	$5.9

Derivatives not designated as hedges
Foreign Currency Contracts	$428.7	$2.4	$0.1	$3.0	$0.1

	December 31, 2023
	Notional Amount	Fair Value Other Current Assets	Fair Value Other Assets	Fair Value Other Current Liabilities	Fair Value Other Long-Term Liabilities
Derivatives designated as net investment hedge
Foreign Exchange Collar Contracts (1)	$320.8	$—	$—	$—	$6.0

Derivatives not designated as hedges
Foreign Currency Contracts	$393.5	$1.8	$0.1	$2.7	$—
_________
(1)Represents foreign exchange swaps and foreign exchange options.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2024
(Dollars and shares in millions, except per share amounts) – Continued

The following table represents the net effect derivative instruments designated in hedging relationships had on accumulated other comprehensive (loss) income on the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
Derivatives designated as net investment hedge	2024	2023
Foreign Exchange Collar Contracts (1) (2)	$0.1	$0.8
_______________
(1)Our designated derivative instruments are highly effective. As such, there were no gains or losses recognized immediately in income related to hedge ineffectiveness during the three months ended March 31, 2024 and 2023.
(2)Represents foreign exchange swaps and foreign exchange options.
The following table represents the effect that derivative instruments not designated as hedges had on net income:

		Three Months Ended March 31,
Derivatives not designated as hedges	Location of loss recognized in income	2024	2023
Foreign Currency Contracts	Other expense, net	$3.1	$2.5
The following table represents interest income, included within interest expense, net on the condensed consolidated statements of operations and comprehensive loss related to amounts excluded from the assessment of hedge effectiveness for derivative instruments designated as net investment hedges:

	Three Months Ended March 31,
Derivatives designated as net investment hedge	2024	2023
Foreign Exchange Collar Contracts (1) (2)	$0.4	$0.4
_______________
(1)Represents amount excluded from effectiveness testing. Our Foreign Exchange Collar Contracts are designated with terms based on the spot rate of the euro. Future changes in the components related to the spot change on the notional will be recorded in other comprehensive income and remain there until the hedged subsidiaries are substantially liquidated. All coupon payments are classified in interest expense, net in the condensed consolidated statements of operations and comprehensive loss, and the initial value of excluded components currently recorded in accumulated other comprehensive loss as a foreign currency translation adjustment are amortized to interest expense, net over the remaining term of the Foreign Exchange Contract.
(2)Represents foreign exchange swaps and foreign exchange options.
NOTE 12 — Product Warranties
We provide product warranties with varying terms and durations for the majority of our products. We estimate our warranty reserve by considering historical and projected warranty claims, historical and projected cost-per-claim, and knowledge of specific product issues that are outside our typical experience. We record warranty expense in cost of sales in the unaudited condensed consolidated statements of operations and comprehensive loss. Product warranty claims not expected to occur within one year are included as part of other long-term liabilities in the unaudited condensed consolidated balance sheets.
The following table represents changes in our consolidated warranty reserve:

Balance at December 31, 2023	$31.8
Acquired warranty reserve	4.2
Accrued warranty expense	2.0
Warranty usage	(4.1)
Foreign exchange translation effect	(0.4)
Balance at March 31, 2024	$33.5

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2024
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 13 — Business Combinations
Howden Acquisition
On March 17, 2023 we completed the Howden Acquisition pursuant to the previously disclosed Equity Purchase Agreement dated as of November 9, 2022. The acquisition purchase price was $4,387.4. We financed the purchase price for the Howden Acquisition with proceeds from borrowings under our SSRCF, Amendment No. 3 Term Loan, common and preferred stock issuance and a private offering of Secured Notes and Unsecured Notes. See Note 9, “Debt and Credit Arrangements,” for more information.
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
We estimated the fair value of acquired developed technology and trade names using the relief from royalty method. The fair values of acquired customer backlog and customer relationships were estimated using the multi-period excess earnings method. Under both the relief from royalty and multi-period excess earnings methods, the fair value models incorporated estimates of future cash flows, estimates of allocations of certain assets and cash flows, estimates of future growth rates, and management’s judgment regarding the applicable discount rates to use to discount such estimates of cash flows.
The excess of the purchase price over the estimated fair values is assigned to goodwill. The estimated goodwill was established due to expected cost synergies, anticipated growth of new customers, and expansion of equipment portfolio and process technology offerings. Goodwill recorded for the Howden Acquisition is not expected to be deductible for tax purposes.
The estimated fair values of the assets acquired and liabilities assumed disclosed in this note are inclusive of businesses identified to be sold as of the acquisition date. On August 18, 2023, we completed the sale of our Roots business, which we acquired as part of the Howden Acquisition. We have categorized the assets and liabilities of these discontinued operations on separate lines in the table below. Refer to Note 2, “Discontinued Operations and Other Businesses Sold” for further information.
The purchase price allocation reported at December 31, 2023 was preliminary and was based on provisional fair values. During the current quarter, and prior to March 31, 2024, we received and analyzed new information about certain assets and liabilities, as of the March 17, 2023 acquisition date and subsequently decreased current assets by $10.4, increased current liabilities by $40.1, and decreased long-term deferred tax liabilities by $8.2 for post-closing adjustments, based on this information. During the first quarter of 2024, we finalized the Howden purchase price allocation.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2024
(Dollars and shares in millions, except per share amounts) – Continued

The following table summarizes the fair values of the assets acquired and liabilities assumed in the Howden Acquisition as of the acquisition date:

Fair Value
Net assets acquired:
Cash and cash equivalents	$62.5
Restricted cash	2.6
Accounts receivable	422.7
Inventories	256.8
Unbilled contract revenue	167.8
Prepaid expenses	51.9
Other current assets	101.4
Assets held for sale	225.7
Property, plant and equipment	325.1
Identifiable intangible assets	2,434.5
Equity method investments	12.0
Other assets	117.3
Accounts payable	(385.7)
Customer advances and billings in excess of contract revenue	(233.2)
Accrued salaries, wages and benefits	(103.3)
Accrued income taxes	(34.0)
Current portion of warranty reserve	(38.5)
Current portion of long-term debt	(1.4)
Other current liabilities	(158.8)
Liabilities held for sale	(43.9)
Long-term deferred tax liabilities	(663.6)
Operating lease liabilities	(52.3)
Finance lease liabilities	(8.1)
Accrued pension liabilities	(6.0)
Other long-term liabilities	(45.7)
Total identifiable net assets assumed	2,405.8
Noncontrolling interest (1)	(146.3)
Goodwill (2)	2,127.9
Net assets acquired	$4,387.4

Assets acquired net of cash, cash equivalents and restricted cash	$4,322.3
_______________
(1)As part of the Howden Acquisition, we acquired 82% of Howden Hua Engineering Co., Ltd, an entity based in China. The noncontrolling interest was valued at $146.0.
(2)Includes $102.2 and $49.7 allocated to the Roots and American Fan divestitures, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2024
(Dollars and shares in millions, except per share amounts) – Continued

The following table summarizes information regarding identifiable intangible assets acquired in the Howden Acquisition:

	Estimated Useful Lives	Fair Value
Finite-lived intangible assets acquired:
Customer relationships	18 years	$1,533.0
Backlog	3 years	135.0
Technology	5 to 14 years	296.0
Total finite-lived intangible assets acquired		1,964.0
Indefinite-lived intangible assets acquired:
Trade names		470.5
Total intangible assets acquired		$2,434.5
Chart’s condensed consolidated financial statements include Howden’s sales and net income of $103.3 and $4.8, respectively, from date the of acquisition through March 31, 2023. We incurred $25.4 in transaction related costs during the first quarter of 2023 related to the Howden Acquisition which were recorded in selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. No interest expense is allocated to Howden’s net income for our period of ownership.
As part of the Howden Acquisition, we acquired defined benefit pension plans, which are predominately in Germany. As a result, we assumed pension assets of $38.7 and pension liabilities of $41.1, a net $2.4 liability.
Unaudited Supplemental Pro Forma Information
The following unaudited pro forma combined financial information for the three months ended March 31, 2023 gives effect to the Howden Acquisition, and the Roots and American Fan divestitures, as if each occurred on January 1, 2022. The unaudited pro forma information is not necessarily indicative of the results of operations that actually would have occurred under the ownership and management of the Company. In addition, the unaudited pro forma information is not intended to be a projection of future results and does not reflect any operating efficiencies or cost savings that might be achievable.
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

Three Months Ended March 31, 2023
Pro forma sales from continuing operations	$836.7
Pro forma net loss attributable to Chart Industries, Inc. from continuing operations	(73.1)
As defined in Note 2, “Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2023, we allocated the acquisition consideration to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. The fair value of the acquired tangible and identifiable intangible assets was determined based on inputs that are unobservable and significant to the overall fair value measurement. The fair value is based on estimates and assumptions made by management at the time of the acquisition. As such, the acquisitions are classified as Level 3 fair value hierarchy measurements and disclosures.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2024
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 14 — Accumulated Other Comprehensive (Loss) Income
The components of accumulated other comprehensive (loss) income are as follows:

	Foreign currency translation adjustments (1)	Pension liability adjustments, net of taxes	Accumulated other comprehensive income (loss)
Balance at December 31, 2023	$13.2	$(2.4)	$10.8
Other comprehensive loss before reclassifications, net of taxes	(55.6)	—	(55.6)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	(0.1)	(0.1)
Net current-period other comprehensive loss, net of taxes	(55.6)	(0.1)	(55.7)
Balance at March 31, 2024	$(42.4)	$(2.5)	$(44.9)

	Foreign currency translation adjustments (1)	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at December 31, 2022	$(50.5)	$(7.5)	$(58.0)
Other comprehensive income before reclassifications, net of taxes	4.0	—	4.0
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	0.1	0.1
Net current-period other comprehensive income, net of taxes	4.0	0.1	4.1
Balance at March 31, 2023	$(46.5)	$(7.4)	$(53.9)
_______________
(1)Foreign currency translation adjustments includes translation adjustments and net investment hedge, net of taxes. See Note 11, “Derivative Financial Instruments,” for further information related to the net investment hedge.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2024
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 15 — Earnings Per Share
The following table represents calculations of net earnings per share of common stock:

	Three Months Ended March 31,
	2024	2023
Amounts attributable to Chart common shareholders
Income (loss) from continuing operations	$13.5	$(15.9)
Less: Mandatory convertible preferred stock dividend requirement	6.8	6.8
Income (loss) from continuing operations attributable to Chart	6.7	(22.7)
(Loss) income from discontinued operations, net of tax	(2.2)	0.9
Net income (loss) attributable to Chart common shareholders	4.5	(21.8)
Earnings per common share – basic:
Income (loss) from continuing operations	$0.16	$(0.54)
(Loss) income from discontinued operations	(0.05)	0.02
Net income (loss) attributable to Chart Industries, Inc.	$0.11	$(0.52)

Earnings per common share – diluted:
Income (loss) from continuing operations	$0.14	$(0.54)
(Loss) income from discontinued operations	(0.04)	0.02
Net income (loss) attributable to Chart Industries, Inc.	$0.10	$(0.52)

Weighted average number of common shares outstanding – basic	42.03	41.94
Incremental shares issuable upon assumed conversion and exercise of share-based awards (1)	0.17	—
Incremental shares issuable due to dilutive effect of convertible notes (1) (2)	2.48	—
Incremental shares issuable due to dilutive effect of the warrants (1)	2.05	—
Weighted average number of common shares outstanding – diluted	46.73	41.94
_______________
(1)Zero incremental shares from share-based awards, convertible notes or the warrants are included in the computation of diluted net loss per share for periods in which a net loss from continuing operations attributable to Chart because to do so would be anti-dilutive.
(2)The convertible note hedge offsets any dilution upon actual conversion of the 2024 Notes up to a common stock price of $71.775 per share. The hedge cannot be taken into account under U.S. GAAP because it is anti-dilutive. If the hedge could have been considered, it would have reduced the diluted shares by 2.48 for the three months ended March 31, 2024. For further information, refer to Note 9, “Debt and Credit Arrangements.”

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2024
(Dollars and shares in millions, except per share amounts) – Continued

Diluted earnings per share does not reflect the following cumulative preferred stock dividends and potential common shares as the effect would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Numerator
Mandatory convertible preferred stock dividend requirement (1)	$6.8	$6.8
Denominator
Anti-dilutive shares, Share-based awards	0.18	0.49
Anti-dilutive shares, Convertible notes	—	4.41
Anti-dilutive shares, Warrants	—	4.41
Anti-dilutive shares, Mandatory convertible preferred stock (1)	3.02	3.41
Total anti-dilutive securities	3.20	12.72
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
NOTE 16 — Income Taxes
Income tax expense (benefit) relating to continuing operations of $8.8 and $(6.7) for the three months ended March 31, 2024 and 2023, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 34.0% and 31.2%, respectively.
The effective income tax rate of 34.0% for the three months ended March 31, 2024 differed from the U.S. federal statutory rate of 21% primarily due to income earned by certain of our foreign entities being taxed at higher rates than the U.S. federal statutory rate, withholding taxes on foreign earnings not permanently reinvested and the build of valuation allowances offset by research and development credits.
The effective income tax rate of 31.2% for the three months ended March 31, 2023 differed from the U.S. federal statutory rate of 21% primarily due to income earned by our certain foreign entities being taxed at higher rates than the U.S. federal statutory rate, the U.S. taxation of international operations with the expanded global footprint and transaction costs from the Howden Acquisition offset by research and development credits and excess tax benefits associated with share-based compensation.
NOTE 17 — Share-based Compensation
During the three months ended March 31, 2024, we granted 0.07 stock options, 0.07 restricted stock units and 0.04 performance units. The total fair value of awards granted to employees during the three months ended March 31, 2024 was $19.4. In addition, our non-employee directors received stock awards with a total fair value of $0.4.
Stock options generally have a four-year graded vesting period. Restricted stock and restricted stock units generally vest ratably over a three-year period. Performance units generally vest at the end of a three-year performance period based on the attainment of certain pre-determined performance condition targets. During the three months ended March 31, 2024, 0.04 restricted stock and restricted stock units vested, and 0.02 performance units vested.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2024
(Dollars and shares in millions, except per share amounts) – Continued

Share-based compensation expense was $6.0 and $4.0 for the three months ended March 31, 2024 and 2023, respectively. Share-based compensation expense is included in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss. As of March 31, 2024, total share-based compensation of $29.5 is expected to be recognized over the weighted-average period of approximately 2.6 years.
NOTE 18 — Commitments and Contingencies
Environmental
We are subject to federal, state, local, and foreign environmental laws and regulations concerning, among other matters, waste water effluents, air emissions, and handling and disposal of hazardous materials, such as cleaning fluids. We are involved with environmental compliance, investigation, monitoring, and remediation activities at certain of our owned and formerly owned manufacturing facilities and at one owned facility that is leased to a third party, and, except for these continuing remediation efforts, believe we are currently in substantial compliance with all known environmental regulations. Undiscounted accrued environmental reserves at both March 31, 2024 and December 31, 2023 were not material.
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
NOTE 19 — Restructuring Activities
Restructuring costs of $5.1 for the three months ended March 31, 2024 were primarily related to cost reduction actions relative to Howden integration. Restructuring costs of $1.6 for the three months ended March 31, 2023 were primarily related to moving and employee severance costs relative to restructuring at our Beasley, Texas, Houston, Texas and Tulsa, Oklahoma facilities.
We closely monitor our end markets and order rates and continue to take appropriate and timely actions as necessary.
The following table summarizes severance and other restructuring costs, which includes employee-related costs, facility rent and exit costs, relocation, recruiting, travel and other:

	Three Months Ended March 31,
	2024	2023
Severance:
Cost of sales	$0.3	$—
Selling, general, and administrative expenses	4.2	0.7
Total severance costs	4.5	0.7
Other restructuring:
Cost of sales	—	—
Selling, general, and administrative expenses	0.6	0.9
Total other restructuring costs	0.6	0.9

Total restructuring costs	$5.1	$1.6

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2024
(Dollars and shares in millions, except per share amounts) – Continued

The following table summarizes restructuring costs by reportable segment:

	Three Months Ended March 31,
	2024	2023
Cryo Tank Solutions	$0.6	$0.8
Heat Transfer Systems	0.5	—
Specialty Products	1.3	—
Repair, Service & Leasing	2.3	0.8
Corporate	0.4	—
Total restructuring costs	$5.1	$1.6
The following tables summarize our restructuring activities:

Balance at December 31, 2023	$1.9
Restructuring charges	5.1
Cash payments and other	(2.8)
Balance at March 31, 2024	$4.2

Balance at December 31, 2022	$0.2
Restructuring charges	1.6
Cash payments and other	(1.1)
Balance at March 31, 2023	$0.7
NOTE 20 — Subsequent Event
On April 8, 2024, we entered into an amendment which amends our fifth amended and restated credit agreement. Refer to Note 9 “Debt and Credit Arrangements” for further discussion.

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
Overview
We are an independent global leader in the design, engineering, and manufacturing of process technologies and equipment for gas and liquid molecule handling for the Nexus of Clean™ – clean power, clean water, clean food, and clean industrials, regardless of molecule. Our unique product and solution portfolio across stationary and rotating equipment is used in every phase of the liquid gas supply chain, including engineering, service and repair from installation to preventive maintenance and digital monitoring. Chart is a leading provider of technology, equipment and services related to liquefied natural gas, hydrogen, biogas and carbon capture among other applications. We are committed to excellence in environmental, social and corporate governance (ESG) issues both for our company as well as our customers. With 64 global manufacturing locations and over 50 service centers from the United States to Asia, Australia, India, Europe and South America, we maintain accountability and transparency to our team members, suppliers, customers and communities.
On March 17, 2023, we completed the acquisition of Howden (the “Howden Acquisition”), a leading global provider of mission critical air and gas handling products and services, from affiliates of KPS Capital Partners, LP. Results from continuing operations include results of Howden from the date of acquisition and exclude Roots™ (“Roots”) business financial results for our entire ownership period of March 17, 2023 through the divestiture date, August 18, 2023. The financial information presented and discussion of results that follows is presented on a continuing operations basis.
Macroeconomic Impacts
The current conflict between Russia and Ukraine and the related sanctions imposed by countries against Russia, along with the heightened tensions between the U.S. and China and recent unrest in the Middle East continue to create uncertainty in the global economy. We are unable to predict the impact these actions will have on the global economy or on our business, financial condition and results of operations. These events did not have a material adverse effect on our reported results for the first quarter of 2024, however we will continue to actively monitor in terms of their potential impact on our results of operations beyond the first quarter of 2024.
Environmental, Social, Governance
Chart is proud to be at the forefront of the clean energy transition as a leading provider of technology, equipment and services related to liquefied natural gas (LNG), hydrogen, biogas, carbon capture and water treatment, among other applications. We also have a unique offering for the Nexus of Clean™ – clean power, clean water, clean food and clean industrials. This leadership position is possible not only because we have the broadest offering of clean innovative solutions for the various end markets we serve, but also because we are committed to global responsibility. Reporting our ESG performance is one of the ways we demonstrate accountability and transparency to our team members, suppliers, customers, shareholders and communities. Below are some highlights of our ESG efforts, and further information can be found in our fifth Annual Sustainability report with scorecard which was released in April 2024.
We measure our ESG and sustainability targets and progress against them.
•We measure progress through the Sustainability Accounting Standards Board (SASB) and Task Force on Climate Related Financial Disclosures (TCFD) indices, as well as contributing to the Global Reporting Initiative (GRI) and United Nations Sustainable Development Goals (SDGs). We contribute to 11 of the 17 United Nations Sustainable Development Goals (SDGs). Chart also looks to align with the Organization for Economic Co-Operations and Development (OECD) and has submitted an application to join the UN Global Compact for 2024.
•Safety: Total Recordable Incident Rate (TRIR) of 0.52 as of March 31, 2024, our lowest in our history. We have continued to improve upon our 12-month rolling TRIR in early 2024.
•Many of our safety programs and practices reflect requirements of the ISO 45001 Occupational Health and Safety standard for management systems. Chart has voluntarily certified all major manufacturing and fabrication facilities to this internationally recognized standard to increase safety and reduce workplace risks.
•We utilize iPoint and Sphera analytics to proactively monitor our supply chain for proper governance in our supplier network including their climate targets and other ESG activities.

•Chart reduced its greenhouse gas (GHG) emissions intensity in 2023 by 27% relative to 2022, achieving its goal of reducing GHG emissions intensity 50% by 2030 (relative to a 2020 baseline) seven years ahead of target. Chart remains committed to achieving net-zero emissions by 2050 and also commits to rebaselining and conducting a double materiality assessment in 2024, at which point we plan to set updated targets. We made plant improvements including energy efficient upgrades for various equipment – including replacement of diesel powered equipment with electric and installation of LED lighting in office spaces. In addition, we plan to achieve our targets by switching energy from fossil fuel based to carbon free supply and installing on-site renewables where applicable, as well as continuing to participate in ongoing energy audits. At a local site level, we also continue to find ways to reduce both waste-to-landfill as well as mains water usage.
•For the second year in a row, we continue to track and report our global water consumption and waste recycled, an effort that speaks to our commitment to ESG transparency.
•In 2023, our executive leadership team was made up of 38% women, with a target for 40% of our leadership team to be women by 2030.
•We actively participate in local communities through donations and volunteering, working with charitable organizations including Cancer Research, local hospitals, food banks, school and emergency services. 19.6% of our global team participated in Chart-related volunteering in 2023. We remain committed to our target to achieve 25% volunteer participation by 2030.
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
◦Chart Pride ERG supporting LGBTQIA+ team members.
◦In 2024, we launched Chart RISE for younger professionals, Chart PRIME for more seasoned professionals with the intent to provide mentoring opportunities for team members, and Chart’s Veterans ERG.
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
Our governance supports our ESG focus
•We have an independent Board of Directors that is comprised of ten directors (nine are independent, four are female and two are diverse) and governed with a separate independent Chair and CEO.
•We regularly hold reviews on ESG and cybersecurity with our Board of Directors.
•We link our executives and their direct reports short-term incentive payout (25% of the strategic and operational goals) to a metric driven, percentage-reduction ESG metric, and have done this for three years (and continue to do so in 2024).
•We offer every team member worldwide one paid day off each year to volunteer in our communities. In 2021, Chart started matching employee donations up to $250 per employee per year to charitable organizations.
First Quarter 2024 Highlights
Strong order activity contributed to record ending total backlog of $4,331.1 million as of March 31, 2024 compared to $3,858.3 million as of March 31, 2023 and $4,278.8 million as of December 31, 2023. We had consolidated orders of $1,121.6 million for the three months ended March 31, 2024 compared to $740.7 million and $1,209.1 million for the three months ended March 31, 2023 and December 31, 2023, respectively. The increase in orders versus the three months ended March 31, 2023 was largely driven by the impact of the Howden acquisition as well as continued growth in clean energy applications and strong order intake for fans aftermarket, parts, repairs and services.
Consolidated sales were $950.7 million in the three months ended March 31, 2024 compared to $531.5 million in the three months ended March 31, 2023 and $1,015.0 million in the three months ended December 31, 2023. Sequentially compared to the fourth quarter 2023, sales were down approximately 6.3%, with slightly better than typical sequential seasonality as we had anticipated. Compared to the same quarter in 2023 this represents increases in all four segments. Sales increased in our Heat Transfer Systems segment driven by favorable sales in big and small-scale LNG. Sales increased in our Cryo Tank Solutions segment as sales increased across all end markets we serve. Sales increased in our Repair, Service & Leasing segment largely attributable to the Howden acquisition and in our Specialty Products segment with favorable sales in space, marine, metals, water and clean energy applications. Consolidated gross profit margin for the three months ended March 31, 2024 of 31.8% increased from 28.1% for the three months ended March 31, 2023, resulting from our ongoing cost out actions, productivity, early synergy achievement and pricing actions.
Consolidated Results for the Three Months Ended March 31, 2024 and 2023, and December 31, 2023
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the three months ended March 31, 2024 and 2023 and December 31, 2023 (dollars in millions). The following financial data includes results of Howden from the March 17, 2023 date of acquisition and excludes the Roots business financial results for our entire ownership period of March 17, 2023 through August 18, 2023, therefore the movements compared to the three months ended March 31, 2023 do not solely reflect organic business trends.

Selected Financial Information (1)

	Three Months Ended			Current Quarter vs. Prior Year Same Quarter		Current Quarter vs. Prior Sequential Quarter
	March 31, 2024	March 31, 2023	December 31, 2023	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Sales
Cryo Tank Solutions	$159.7	$123.5	$205.6	$36.2	29.3%	$(45.9)	(22.3)%
Heat Transfer Systems	253.6	167.5	255.2	86.1	51.4%	(1.6)	(0.6)%
Specialty Products	236.5	126.2	217.0	110.3	87.4%	19.5	9.0%
Repair, Service & Leasing	301.0	118.5	340.7	182.5	154.0%	(39.7)	(11.7)%
Intersegment eliminations	(0.1)	(4.2)	(3.5)	4.1	(97.6)%	3.4	(97.1)%
Consolidated	$950.7	$531.5	$1,015.0	$419.2	78.9%	$(64.3)	(6.3)%

Gross Profit (Loss)
Cryo Tank Solutions	$32.8	$21.5	$46.5	$11.3	52.6%	$(13.7)	(29.5)%
Heat Transfer Systems	70.1	41.3	76.7	28.8	69.7%	(6.6)	(8.6)%
Specialty Products	58.9	35.9	62.5	23.0	64.1%	(3.6)	(5.8)%
Repair, Service & Leasing	140.5	50.6	148.6	89.9	177.7%	(8.1)	(5.5)%
Consolidated	$302.3	$149.3	$334.3	$153.0	102.5%	$(32.0)	(9.6)%

Gross Profit (Loss) Margin
Cryo Tank Solutions	20.5%	17.4%	22.6%
Heat Transfer Systems	27.6%	24.7%	30.1%
Specialty Products	24.9%	28.4%	28.8%
Repair, Service & Leasing	46.7%	42.7%	43.6%
Consolidated	31.8%	28.1%	32.9%

SG&A Expenses
Cryo Tank Solutions	$16.9	$15.3	$21.6	$1.6	10.5%	$(4.7)	(21.8)%
Heat Transfer Systems	13.9	9.0	17.6	4.9	54.4%	(3.7)	(21.0)%
Specialty Products	28.7	6.9	22.4	21.8	315.9%	6.3	28.1%
Repair, Service & Leasing	39.5	9.8	29.0	29.7	303.1%	10.5	36.2%
Corporate	42.5	51.9	39.3	(9.4)	(18.1)%	3.2	8.1%
Consolidated	$141.5	$92.9	$129.9	$48.6	52.3%	$11.6	8.9%

SG&A Expenses (% of Sales)
Cryo Tank Solutions	10.6%	12.4%	10.5%
Heat Transfer Systems	5.5%	5.4%	6.9%
Specialty Products	12.1%	5.5%	10.3%
Repair, Service & Leasing	13.1%	8.3%	8.5%
Consolidated	14.9%	17.5%	12.8%

	Three Months Ended			Current Quarter vs. Prior Year Same Quarter		Current Quarter vs. Prior Sequential Quarter
	March 31, 2024	March 31, 2023	December 31, 2023	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Operating Income (Loss)
Cryo Tank Solutions	$14.0	$4.3	$22.6	$9.7	225.6%	$(8.6)	(38.1)%
Heat Transfer Systems (3)	51.2	27.3	55.3	23.9	87.5%	(4.1)	(7.4)%
Specialty Products (2)	25.1	21.8	35.1	3.3	15.1%	(10.0)	(28.5)%
Repair, Service & Leasing	65.1	33.1	82.3	32.0	96.7%	(17.2)	(20.9)%
Corporate	(42.5)	(51.9)	(39.3)	9.4	(18.1)%	(3.2)	8.1%
Consolidated	$112.9	$34.6	$156.0	$78.3	226.3%	$(43.1)	(27.6)%

Operating Margin
Cryo Tank Solutions	8.8%	3.5%	11.0%
Heat Transfer Systems	20.2%	16.3%	21.7%
Specialty Products	10.6%	17.3%	16.2%
Repair, Service & Leasing	21.6%	27.9%	24.2%
Consolidated	11.9%	6.5%	15.4%
_______________
(1)Results for the three months ended March 31, 2024 and December 31, 2023 reflect our ownership of Howden for the full periods. Results for the three months ended March 31, 2023 include the results of Howden from the acquisition date of March 17, 2023.
(2)Acquisition-related contingent consideration adjustments in our Specialty Products segment for the three months ended:
•December 31, 2023 was an increase in fair value of $0.1.
•March 31, 2023 was a decrease in fair value of $7.4.
(3)Includes deal-related and integration costs of $6.5 for the three months ended March 31, 2024 and $81.7 and $8.9 for the three months ended March 31, 2023 and December 31, 2023, respectively.
Results of Operations for the Three Months Ended March 31, 2024 and 2023, and December 31, 2023
Sales for the first quarter of 2024 compared to the same quarter in 2023 increased by $419.2 million, from $531.5 million to $950.7 million, or 78.9% and decreased by $64.3 million, from $1,015.0 million to $950.7 million, or 6.3% compared to the three months ended December 31, 2023. The increase compared to the same quarter in 2023 was primarily driven by the Howden acquisition as well as growth in several specialty markets and favorable     sales in LNG.
Gross profit was $302.3 million for the first quarter of 2024, an increase of $153.0 million, or 102.5%, compared to $149.3 million for the same quarter in 2023. Gross profit margin of 31.8% for the first quarter of 2024, was an increase of 3.7% from 28.1% in the first quarter of 2023. The increase in gross profit and the related margin was primarily driven by the first quarter of 2024 reflecting a full quarter of Howden ownership, ongoing cost out actions, productivity, early synergy achievement and pricing actions.
Consolidated SG&A expenses increased by $48.6 million or 52.3% during the first quarter of 2024 compared to the same quarter in 2023. This increase is due to the impact of a full quarter of Howden ownership in the first quarter of 2024.
Amortization expense increased by $26.1 million to $47.9 million for the first quarter of 2024, compared to $21.8 million for the same quarter of 2023. This increase is mainly due to the impact of a full quarter of amortization of Howden-related acquired intangible assets in the first quarter of 2024.
Acquisition Related Finance Fees
Acquisition related finance fees for the first quarter of 2023 were $26.1 million related to bridge loan financing for our acquisition of Howden. There was no comparable expense during the first quarter of 2024.

Interest Expense, Net
The following table presents the components of interest expense, net:

	Three Months Ended March 31,
	2024	2023
Interest expense term loan due March 2030	$35.8	$5.5
Interest expense senior secured notes due 2030	26.8	27.4
Interest expense senior unsecured notes due 2031	11.8	12.1
Interest expense senior secured revolving credit facility due April 2029	6.9	2.6
Interest expense convertible notes due November 2024	0.9	0.6
Financing cost amortization	4.7	2.8
Interest income	(2.2)	(21.3)
Capitalized interest	(2.0)	(0.9)
Other	1.1	(0.5)
Interest expense, net	$83.8	$28.3
The increase in interest expense, net, is primarily due to higher borrowings outstanding, specifically our term loan, drawn on March 17, 2023 for the Howden Acquisition and an additional incremental term loan drawn on June 30, 2023, compared to borrowings outstanding during the first quarter of 2023. The increase in interest expense, net was also driven by higher average interest rates during the first quarter of 2024 as compared to the first quarter of 2023. Interest expense, net for the first quarter of 2023 included $20.1 million in interest income earned from deposits of proceeds from the senior secured notes due 2030, senior unsecured notes due 2031, common stock and preferred stock offerings into interest bearing accounts until the consummation of the Howden acquisition.
Financing costs amortization was $4.7 million and $2.8 million for the three months ended March 31, 2024 and 2023, respectively. The increase of $1.9 million was primarily due to multiple amendments of our credit agreement, which increased deferred debt issuance costs.
Income Tax Expense (Benefit)
Income tax expense (benefit) of $8.8 million and $(6.7) million for the three months ended March 31, 2024 and 2023, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 34.0% and 31.2%, respectively. The effective income tax rate of 34.0% for the three months ended March 31, 2024 differed from the U.S. federal statutory rate of 21% primarily due to income earned by our certain foreign entities being taxed at higher rates than the U.S. federal statutory rate, withholding taxes on foreign earnings not permanently reinvested and the build of valuation allowances offset by research and development credits.
The effective income tax rate of 31.2% for the three months ended March 31, 2023 differed from the U.S. federal statutory rate of 21% primarily due to one-time impacts from acquisitions and income earned by our certain foreign entities being taxed at higher rates than the U.S. federal statutory rate, offset by research and development credits and excess tax benefits associated with share-based compensation.
Net Income Attributable to Chart Industries, Inc. from Continuing Operations
As a result of the foregoing, net income attributable to Chart Industries, Inc. from continuing operations for the three months ended March 31, 2024 and 2023 was $13.5 million and $15.9 million, respectively.
Discontinued Operations
The financial results of the Roots business are reflected in our consolidated financial statements as discontinued operations for both the three months ended March 31, 2024 and 2023. For further information, refer to Note 2, “Discontinued Operations and Other Businesses Sold” of our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report.

Segment Results
Our reportable and operating segments include: Cryo Tank Solutions, Heat Transfer Systems, Specialty Products and Repair, Service & Leasing. Corporate includes operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, risk management and share-based compensation expenses. Corporate support functions are not allocated to the segments. For further information, refer to Note 3, “Reportable Segments” of our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report. The following tables include key metrics used to evaluate our business and measure our performance and represent selected financial data for our operating segments for the three months ended March 31, 2024 and 2023 (dollars in millions):
Cryo Tank Solutions — Results of Operations for the Three Months Ended March 31, 2024 and 2023

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	March 31, 2024	March 31, 2023	Variance ($)	Variance (%)
Sales	$159.7	$123.5	$36.2	29.3%
Gross Profit	32.8	21.5	11.3	52.6%
Gross Profit Margin	20.5%	17.4%
SG&A Expenses	$16.9	$15.3	$1.6	10.5%
SG&A Expenses (% of Sales)	10.6%	12.4%
Operating Income	$14.0	$4.3	$9.7	225.6%
Operating Margin	8.8%	3.5%
For the first quarter of 2024, Cryo Tank Solutions net sales increased by $36.2 million as compared to the same quarter in 2023. The increase is primarily driven by increased demand in bulk tanks, rail cars and increased demand in North America.
During the first quarter of 2024, Cryo Tank Solutions segment gross profit increased by $11.3 million as compared to the same quarter in 2023, and gross profit margin increased by 310 basis points. The increase in gross profit was driven by improved product mix with a higher percentage of sales in general industrial markets.
Cryo Tank Solutions segment SG&A expenses increased by $1.6 million during the first quarter of 2024 as compared to the same quarter in 2023. The increase in SG&A expenses was mainly due to the full quarter of Howden SG&A during 2024.
Heat Transfer Systems — Results of Operations for the Three Months Ended March 31, 2024 and 2023

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	March 31, 2024	March 31, 2023	Variance ($)	Variance (%)
Sales	$253.6	$167.5	$86.1	51.4%
Gross Profit	70.1	41.3	28.8	69.7%
Gross Profit Margin	27.6%	24.7%
SG&A Expenses	$13.9	$9.0	$4.9	54.4%
SG&A Expenses (% of Sales)	5.5%	5.4%
Operating Income	$51.2	$27.3	$23.9	87.5%
Operating Margin	20.2%	16.3%
For the first quarter of 2024, Heat Transfer Systems segment sales increased by $86.1 million as compared to the same quarter in 2023. The increase was primarily driven by projects that utilized brazed aluminum heat exchangers and air coolers, and conversion of backlog relative to big LNG, floating LNG and small scale LNG applications as well as traditional energy applications.
During the first quarter of 2024, Heat Transfer Systems segment gross profit increased by $28.8 million as compared to the same quarter in 2023, and gross profit margin increased by 290 basis points. The increase in gross profit was primarily due to higher volume and the related margin increase is mainly due to overall product and project mix.

Heat Transfer Systems segment SG&A expenses increased by $4.9 million during the first quarter of 2024 as compared to the same quarter in 2023. The increase in SG&A expenses was mainly due to the impact of the Howden acquisition.
Specialty Products — Results of Operations for the Three Months Ended March 31, 2024 and 2023

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	March 31, 2024	March 31, 2023	Variance ($)	Variance (%)
Sales	$236.5	$126.2	$110.3	87.4%
Gross Profit	58.9	35.9	23.0	64.1%
Gross Profit Margin	24.9%	28.4%
SG&A Expenses	$28.7	$6.9	$21.8	315.9%
SG&A Expenses (% of Sales)	12.1%	5.5%
Operating Income	$25.1	$21.8	$3.3	15.1%
Operating Margin	10.6%	17.3%
Specialty Products segment sales increased by $110.3 million during the first quarter of 2024 as compared to the same quarter in 2023. The increase in Specialty Products sales was driven by a full quarter impact of the Howden acquisition as well as growth in space and clean energy applications.
Specialty Products segment gross profit increased by $23.0 million during the first quarter of 2024 as compared to the same quarter in 2023 largely due to the Howden acquisition and volume, while gross profit margin decreased by 350 basis points due to project mix and costs.
Specialty Products segment SG&A expenses increased by $21.8 million during the first quarter of 2024 as compared to the same quarter in 2023 primarily driven by the full quarter of Howden ownership.
Repair, Service & Leasing — Results of Operations for the Three Months Ended March 31, 2024 and 2023

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	March 31, 2024	March 31, 2023	Variance ($)	Variance (%)
Sales	$301.0	$118.5	$182.5	154.0%
Gross Profit	140.5	50.6	89.9	177.7%
Gross Profit Margin	46.7%	42.7%
SG&A Expenses	$39.5	$9.8	$29.7	303.1%
SG&A Expenses (% of Sales)	13.1%	8.3%
Operating Income	$65.1	$33.1	$32.0	96.7%
Operating Margin	21.6%	27.9%
For the first quarter of 2024, Repair, Service & Leasing segment sales increased by $182.5 million as compared to the same quarter in 2023. The increase is primarily driven by the full quarter of Howden ownership.
During the first quarter of 2024, Repair, Service & Leasing segment gross profit increased by $89.9 million as compared to the same quarter in 2023, and gross profit margin increased by 400 basis points. The increase in gross profit and gross profit margin was driven by the Howden acquisition.
Repair, Service & Leasing segment SG&A expenses increased by $29.7 million during the first quarter of 2024 mainly due to the Howden acquisition. In connection with the Howden acquisition, the restructuring costs recorded in Repair, Service & Leasing segment SG&A expenses was $2.3 million.
Corporate
Corporate SG&A expenses decreased by $9.4 million during the first quarter of 2024 as compared to the same quarter in 2023, primarily due to costs associated with the Howden acquisition in the comparative period.

Liquidity and Capital Resources
Debt Instruments and Related Covenants
Our debt instruments and related covenants are described in Note 10, “Debt and Credit Arrangements” to the consolidated financial statements in our 2023 Annual Report on Form 10-K and Note 9, “Debt and Credit Arrangements” to our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report.
Sources and Uses of Cash
Our cash, cash equivalents, restricted cash, and restricted cash equivalents totaled $195.5 million at March 31, 2024, a decrease of $5.6 million from the balance at December 31, 2023. Our foreign subsidiaries held cash of approximately $172.8 million and $170.1 million, at March 31, 2024, and December 31, 2023, respectively, to meet their liquidity needs. No material restrictions exist to accessing cash held by our foreign subsidiaries. Cash equivalents are primarily invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations, and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization, and in the case of cash equivalents in China, obligations of local banks. We believe that our existing cash and cash equivalents, funds available under our senior secured revolving credit facility due April 2029 or other financing alternatives, and cash provided by operations will be sufficient to meet our normal working capital needs, capital expenditures and investments for the foreseeable future.
Cash used in operating activities was $95.1 million for the three months ended March 31, 2024, a decrease of $63.0 million compared to cash used in operating activities of $32.1 million for the three months ended March 31, 2023 primarily due to higher interest payments in the current period and timing of progress billings.
Cash used in investing activities was $51.8 million and $4,373.8 million for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, we used $46.1 million for capital expenditures and $6.0 million mainly for investments in Hy24. During the three months ended March 31, 2023, we used $4,339.8 million for the Howden Acquisition and $31.4 million for capital expenditures, including a $11.3 million land purchase for our Theodore, Alabama facility expansion.
Cash provided by financing activities was $143.9 million and $1,967.8 million for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, we borrowed $634.2 million and repaid $479.3 million in borrowings on our revolving credit facility and paid $6.8 million of dividends on our mandatory convertible preferred stock. During the three months ended March 31, 2023, we borrowed $634.8 million on our revolving credit facility and $1,497.2 million on our term loan primarily to fund the Howden Acquisition, and repaid $45.0 million in borrowings on our revolving credit facility. During the three months ended March 31, 2023 we also paid $121.5 million in debt issuance costs and $6.9 million of dividends on our mandatory convertible preferred stock.
Cash Requirements
We do not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2024. Management anticipates we will be able to satisfy cash requirements for our ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities.
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, that we have not recognized as revenue and excludes unexercised contract options and potential orders. Our backlog as of March 31, 2024 was $4,331.1 million, compared to $3,858.3 million as of March 31, 2023 and $4,278.8 million as of December 31, 2023.

The tables below represent orders received and backlog by segment for the periods indicated (dollars in millions):

	Three Months Ended
	March 31, 2024	March 31, 2023	December 31, 2023
Orders
Cryo Tank Solutions	$159.3	$140.6	$157.6
Heat Transfer Systems	237.3	311.2	324.7
Specialty Products	391.3	179.5	399.8
Repair, Service & Leasing	333.9	121.5	328.4
Intersegment eliminations	(0.2)	(12.1)	(1.4)
Consolidated	$1,121.6	$740.7	$1,209.1

	As of
	March 31, 2024	March 31, 2023	December 31, 2023
Backlog
Cryo Tank Solutions	$367.5	$473.2	$361.9
Heat Transfer Systems	1,685.9	1,590.1	1,716.5
Specialty Products	1,678.2	1,316.0	1,631.1
Repair, Service & Leasing	611.3	524.3	587.9
Intersegment eliminations	(11.8)	(45.3)	(18.6)
Consolidated	$4,331.1	$3,858.3	$4,278.8
Cryo Tank Solutions segment orders for the three months ended March 31, 2024 were $159.3 million compared to $140.6 million for the three months ended March 31, 2023 and $157.6 million for the three months ended December 31, 2023. The increase in Cryo Tank Solutions segment orders during the three months ended March 31, 2024 when compared to the same quarter last year and prior quarter was primarily driven by higher order intake across general industrial applications such as large bulk tanks. Cryo Tank Solutions segment backlog at March 31, 2024 totaled $367.5 million compared to $473.2 million as of March 31, 2023 and $361.9 million as of December 31, 2023.
Heat Transfer Systems segment orders for the three months ended March 31, 2024 were $237.3 million compared to $311.2 million for the three months ended March 31, 2023 and $324.7 million for the three months ended December 31, 2023. The decrease in orders was mainly driven by a number of large orders in the three months ended March 31, 2023, including big and mid-scale LNG liquefaction systems and cold box projects, which has not been repeated to the same extent in the three months ended March 31, 2024. This was also the primary driving factor in the decreased orders when compared to the three months ended December 31, 2023.
Heat Transfer Systems segment backlog at March 31, 2024 totaled $1,685.9 million, as compared to $1,590.1 million and $1,716.5 million as of March 31, 2023 and December 31, 2023, respectively. The increase compared to the same period in 2023 is driven by several big LNG awards, multiple small, mid-size and large projects, along with the inclusion of Howden.
Specialty Products segment orders for the three months ended March 31, 2024 were $391.3 million compared to $179.5 million for the three months ended March 31, 2023 and $399.8 million for the three months ended December 31, 2023. The increase in Specialty Products segment orders during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was mainly driven by increased orders in hydrogen & helium, metals and mining. Specialty Products segment backlog totaled a record $1,678.2 million as of March 31, 2024, compared to $1,316.0 million as of March 31, 2023 and $1,631.1 million as of December 31, 2023.
Repair, Service & Leasing segment orders for the three months ended March 31, 2024 were $333.9 million compared to $121.5 million for the three months ended March 31, 2023 and $328.4 million for the three months ended December 31, 2023. Compared to the three months ended March 31, 2023, the increase in orders was mainly driven by the Howden acquisition. Repair, Service & Leasing segment backlog totaled a record $611.3 million as of March 31, 2024, compared to $524.3 million as of March 31, 2023 and $587.9 million as of December 31, 2023.

Critical Accounting Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. A summary of areas where we apply critical judgment can be found in our Annual Report on Form 10-K for the year ended December 31, 2023. In particular, judgment is used in areas such as goodwill, indefinite-lived intangible assets, long-lived assets (including finite-lived intangible assets), business combinations, investments in equity securities without a readily determinable fair value, contingencies, revenue from contracts with customers and income taxes. There have been no significant changes to our critical accounting estimates since December 31, 2023.
Forward-Looking Statements
We are making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements include statements relating to our business, including statements regarding completed and pending acquisitions and investments and related accretion or statements with respect to the use of proceeds or redeployment of capital from recent divestitures, as well as statements regarding our 2024 sales outlook, revenues, cost and commercial synergies and efficiency savings, objectives, future orders, margins, segment sales mix, earnings or performance, liquidity and cash flow, inventory levels, capital expenditures, supply chain challenges, inflationary pressures including materials costs and pricing increases, business trends, clean energy market opportunities including addressable market and projected industry-wide investments, carbon and GHG emission targets, governmental initiatives, including executive orders and other information that is not historical in nature. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “outlook,” “guidance,” “target,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations, liquidity, cash flow, orders, results of operations, projected revenues, margins, capital expenditures, industry and business, trends, clean energy and other new market or expansion opportunities, cost and commercial synergies and savings objectives, and government initiatives among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements.
These include: the other factors discussed in Item 1A. “Risk Factors” and the factors discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023, among others, could affect our future performance and liquidity and value of our securities and could cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. These factors should not be construed as exhaustive and there may also be other risks that we are unable to predict at this time.
All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as the same may be updated from time to time. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the filing date of this document or to reflect the occurrence of unanticipated events, except as otherwise required by law.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, our operations are exposed to fluctuations in interest rates and foreign currency values that can affect the cost of operating and financing. Accordingly, we address a portion of these risks through a program of risk management.
Interest Rate Risk: Our primary interest rate risk exposure results from various floating rate pricing mechanisms contained in our senior secured revolving credit facility due April 2029 and term loans due March 2030. If interest rates were to increase 100 basis points (1 percent) from the weighted-average interest rate for our senior secured revolving credit facility due April 2029 of 7.1% at March 31, 2024, and assuming no changes in the $254.3 million of borrowings outstanding under the senior secured revolving credit facility due April 2029 at March 31, 2024, our additional annual expense would be approximately $2.5 million on a pre-tax basis. If interest rates were to increase 100 basis points (1 percent) from the interest rate for our term loans due March 2030 of 8.7% at March 31, 2024, and assuming no changes in the $1,631.0 million of borrowings outstanding under our term loans due March 2030 at March 31, 2024, our additional annual expense would be approximately $16.3 million on a pre-tax basis.
Foreign Currency Exchange Rate Risk: We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations in the normal course of business, which can impact our financial position, results of operations, cash flow, and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income as reported in the unaudited condensed consolidated statements of operations and comprehensive loss. Translation exposure is primarily with the euro, the Czech koruna, the Chinese yuan, the South African rand, the British pound and the Indian rupee. During the first quarter of 2024, the U.S. dollar strengthened in relation to the Czech koruna by 5%, British Pound by 1%, South African Rand by 3% and the euro by 2%. There was no notable movement between the U.S. dollar and the Indian rupee or Chinese yuan. At March 31, 2024, a hypothetical 10% strengthening of the U.S. dollar would not materially affect our financial statements.
EUR Revolver Borrowings: Additionally, assuming no changes in the euro 78.0 million in EUR Revolver Borrowings outstanding under the senior secured revolving credit facility due April 2029 and an additional 100 basis points (1 percent) strengthening in the U.S dollar in relation to the euro as of the beginning of 2024, during the three months ended March 31, 2024, our additional unrealized foreign currency gain would be approximately $0.8 million on a pre-tax basis.
Transaction Gains and Losses: Chart’s primary transaction exchange rate exposures are with the euro, the Chinese yuan, the Czech koruna, the Indian rupee, the Australian dollar, the British pound, the Canadian dollar and the South African rand. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the unaudited condensed consolidated statements of operations and comprehensive loss as a component of foreign currency gain.
Derivative Instruments: We enter into foreign currency contracts not designated as hedging instruments to mitigate foreign currency risk for anticipated and firmly committed foreign currency transactions. At March 31, 2024, a hypothetical 10% weakening of the U.S. dollar would not materially affect our outstanding foreign exchange forward contracts. We enter into a combination of cross-currency swaps and foreign exchange collars as a net investment hedge of our investments in certain international subsidiaries that use the euro as their functional currency in order to reduce the volatility caused by changes in exchange rates. As disclosed in Note 9, “Debt and Credit Arrangements,” we have an out-of-the-money protective call while writing a put option with a strike price at which the premium received is equal to the premium of the protective call purchased, which involved no initial capital outlay. The call was structured with a strike price higher than our cost basis in such investments, thereby limiting any foreign exchange losses to approximately $11.4 million on a pre-tax basis. We do not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one to three years.
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
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to our management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A. “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2024	13,204	$132.92	—	$—
February 1 - 29, 2024	9,734	122.84	—	—
March 1 - 31, 2024	15	144.61	—	—
Total	22,953	128.65	—	$—
_______________
(1)Includes shares of common stock surrendered to us during the first quarter of 2024 by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $2,952,903. The total number of shares repurchased represents the net shares issued to satisfy tax withholding. All such repurchased shares were subsequently retired during the three months ended March 31, 2024.
Item 4. Mine Safety Disclosures
Not applicable.

Item 6.Exhibits
The following exhibits are included with this report:
10.1    Amendment No. 6, dated as of April 8, 2024, which amends that certain Fifth Amended and Restated Credit Agreement, dated as of October 18, 2021 (as amended by Amendment No. 1, dated as of November 21, 2022, Amendment No. 2, dated as of March 16, 2023, Amendment No. 3, dated as of March 17, 2023, Amendment No. 4, dated as of June 30, 2023 and Amendment No. 5, dated as of October 2, 2023, and as otherwise amended, restated, supplemented or otherwise modified prior to the date hereof) (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on April 8, 2024 (File No. 001-11442)).
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

Chart Industries, Inc.
(Registrant)

Date:	May 3, 2024	By:	/s/ Jillian C. Evanko
Jillian C. Evanko
Chief Executive Officer, President and a Director
(Principal Executive Officer)

Date:	May 3, 2024	By:	/s/ Joseph R. Brinkman
Joseph R. Brinkman
Vice President and Chief Financial Officer
(Principal Financial Officer)