Form 10-Q
period 2024-06-30
CHART INDUSTRIES INC
filed 2024-08-02
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of July 29, 2024, there were 42,805,971 outstanding shares of the Company’s common stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in millions, except per share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$247.4	$188.3
Accounts receivable, less allowances of $5.1 and $5.9, respectively	748.5	758.9
Inventories, net	554.6	576.3
Unbilled contract revenue	661.4	481.7
Prepaid expenses	101.4	74.9
Other current assets	131.4	134.3
Total Current Assets	2,444.7	2,214.4
Property, plant, and equipment, net	872.9	837.6
Goodwill	2,929.6	2,906.8
Identifiable intangible assets, net	2,645.4	2,791.9
Equity method investments	104.6	109.9
Investments in equity securities	102.0	91.2
Other assets	178.3	150.6
TOTAL ASSETS	$9,277.5	$9,102.4

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$906.3	$811.0
Customer advances and billings in excess of contract revenue	378.1	376.6
Accrued salaries, wages, and benefits	65.5	81.5
Accrued interest	91.4	92.5
Accrued income taxes	39.2	60.0
Current portion of warranty reserve	26.7	29.4
Current portion of long-term debt	259.8	258.5
Operating lease liabilities, current	18.6	18.5
Other current liabilities	140.6	138.2
Total Current Liabilities	1,926.2	1,866.2
Long-term debt	3,729.0	3,576.4
Long-term deferred tax liabilities	569.5	568.2
Accrued pension liabilities	6.7	6.7
Operating lease liabilities, non-current	50.1	50.7
Other long-term liabilities	86.9	95.2
Total Liabilities	6,368.4	6,163.4

	June 30, 2024	December 31, 2023
Equity
Preferred stock, par value $0.01 per share, $1,000 aggregate liquidation preference — 10,000,000 shares authorized, 402,500 shares issued and outstanding at both June 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.01 per share — 150,000,000 shares authorized, 42,804,031 and 42,754,241 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	0.4	0.4
Additional paid-in capital	1,879.7	1,872.5
Treasury stock; 760,782 shares at both June 30, 2024 and December 31, 2023	(19.3)	(19.3)
Retained earnings	978.3	922.1
Accumulated other comprehensive (loss) income	(90.0)	10.8
Total Chart Industries, Inc. Shareholders’ Equity	2,749.1	2,786.5
Noncontrolling interests	160.0	152.5
Total Equity	2,909.1	2,939.0
TOTAL LIABILITIES AND EQUITY	$9,277.5	$9,102.4
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales	$1,040.3	$908.1	$1,991.0	$1,439.6
Cost of sales	688.7	627.5	1,337.1	1,009.7
Gross profit	351.6	280.6	653.9	429.9
Selling, general and administrative expenses	136.2	140.7	277.7	233.6
Amortization expense	47.6	44.2	95.5	66.0
Operating expenses	183.8	184.9	373.2	299.6
Operating income	167.8	95.7	280.7	130.3
Acquisition related finance fees	—	—	—	26.1
Interest expense, net	84.3	83.9	168.1	112.2
Other expense, net	3.6	1.3	6.8	3.0
Income (loss) from continuing operations before income taxes and equity in loss of unconsolidated affiliates, net	79.9	10.5	105.8	(11.0)
Income tax expense (benefit)	15.5	2.4	24.3	(4.3)
Income (loss) from continuing operations before equity in loss of unconsolidated affiliates, net	64.4	8.1	81.5	(6.7)
Equity in (loss) earnings of unconsolidated affiliates, net	(1.3)	1.5	(1.6)	1.1
Net income (loss) from continuing operations	63.1	9.6	79.9	(5.6)
(Loss) income from discontinued operations, net of tax	(0.2)	2.5	(2.4)	3.4
Net income (loss)	62.9	12.1	77.5	(2.2)
Less: Income attributable to noncontrolling interests of continuing operations, net of taxes	4.3	3.0	7.6	3.7
Net income (loss) attributable to Chart Industries, Inc.	$58.6	$9.1	$69.9	$(5.9)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amounts attributable to Chart common shareholders
Income (loss) from continuing operations	$58.8	$6.6	$72.3	$(9.3)
Less: Mandatory convertible preferred stock dividend requirement	6.8	6.9	13.6	13.7
Income (loss) from continuing operations attributable to Chart	52.0	(0.3)	58.7	(23.0)
(Loss) income from discontinued operations, net of tax	(0.2)	2.5	(2.4)	3.4
Net income (loss) attributable to Chart common shareholders	$51.8	$2.2	$56.3	$(19.6)

Basic earnings per common share attributable to Chart Industries, Inc.
Income (loss) from continuing operations	$1.24	$(0.01)	$1.40	$(0.55)
(Loss) income from discontinued operations	(0.01)	0.06	(0.06)	0.08
Net income (loss) attributable to Chart Industries, Inc.	$1.23	$0.05	$1.34	$(0.47)
Diluted earnings per common share attributable to Chart Industries, Inc.
Income (loss) from continuing operations	$1.10	$(0.01)	$1.25	$(0.55)
(Loss) income from discontinued operations	—	0.06	(0.05)	0.08
Net income (loss) attributable to Chart Industries, Inc.	$1.10	$0.05	$1.20	$(0.47)
Weighted-average number of common shares outstanding:
Basic	42.04	41.97	42.03	41.96
Diluted	47.25	46.45	46.99	41.96

Other comprehensive (loss) income:
Net income (loss)	$62.9	$12.1	$77.5	$(2.2)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net	(45.2)	(2.3)	(100.8)	1.7
Pension liability adjustments, net of taxes	—	0.2	(0.1)	0.3
Other comprehensive (loss) income, net of tax	(45.2)	(2.1)	(100.9)	2.0
Comprehensive income (loss), net of taxes	17.7	10.0	(23.4)	(0.2)
Less: Comprehensive income attributable to noncontrolling interests, net of taxes	4.2	3.0	7.5	3.7
Comprehensive income (loss) attributable to Chart Industries, Inc., net of taxes	$13.5	$7.0	$(30.9)	$(3.9)

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in millions)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$77.5	$(2.2)
Less: (Loss) income from discontinued operations, net of tax	(2.4)	3.4
Net income (loss) from continuing operations	79.9	(5.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bridge loan facility fees	—	26.1
Depreciation and amortization	131.9	96.2
Employee share-based compensation expense	10.1	6.6
Financing costs amortization	9.4	7.2
Unrealized foreign currency transaction gain	(13.7)	(0.9)
Unrealized loss on investments in equity securities	2.0	6.6
Equity in loss (income) of unconsolidated affiliates	1.6	(1.2)
Loss on sale of business	7.8	—
Other non-cash operating activities	1.0	1.4
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	0.2	(60.2)
Inventories	5.0	(5.0)
Unbilled contract revenue	(186.2)	(82.8)
Prepaid expenses and other current assets	(43.0)	12.4
Accounts payable and other current liabilities	42.4	129.1
Customer advances and billings in excess of contract revenue	6.0	34.6
Long-term assets and liabilities	(27.9)	(29.1)
Net Cash Provided By Continuing Operating Activities	26.5	135.4
Net Cash Used In Discontinued Operating Activities	(5.5)	(75.9)
Net Cash Provided By Operating Activities	21.0	59.5
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	—	(4,339.8)
Capital expenditures	(74.2)	(52.3)
Investments	(13.1)	(2.6)
Other investing activities	(5.8)	(1.0)
Net Cash Used In Continuing Investing Activities	(93.1)	(4,395.7)
Net Cash Used In Discontinued Investing Activities	(2.5)	(2.1)
Net Cash Used In Investing Activities	(95.6)	(4,397.8)

	Six Months Ended June 30,
	2024	2023
FINANCING ACTIVITIES
Borrowings on credit facilities	1,484.8	722.8
Repayments on credit facilities	(1,336.3)	(384.8)
Borrowings on term loan	—	1,747.2
Repayments on term loan	—	(3.8)
Payments for debt issuance costs	(5.3)	(133.4)
Payment of contingent consideration	—	(1.7)
Proceeds from issuance of common stock, net	—	11.7
Proceeds from exercise of stock options	0.4	0.2
Common stock repurchases from share-based compensation plans	(3.1)	(2.7)
Dividend distribution to noncontrolling interests	—	(8.4)
Dividends paid on mandatory convertible preferred stock	(13.6)	(13.7)
Net Cash Provided By Financing Activities	126.9	1,933.4
Effect of exchange rate changes on cash and cash equivalents	(2.8)	1.9
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	49.5	(2,403.0)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period (1)	201.1	2,605.3
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD (1)	$250.6	$202.3

(1)Includes restricted cash and restricted cash equivalents of $3.2 and $12.8 classified within other current assets as of June 30, 2024 and December 31, 2023, respectively, and $12.5 and $1,941.7 as of June 30, 2023 and December 31, 2022, respectively.

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Dollars in millions)

	Common Stock		Preferred Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests
	Shares Outstanding	Amount	Shares Outstanding	Amount		Treasury Stock	Retained Earnings			Total Equity
Balance at December 31, 2023	42.75	$0.4	0.4	$—	$1,872.5	$(19.3)	$922.1	$10.8	$152.5	$2,939.0
Net income	—	—	—	—	—	—	11.3	—	3.3	14.6
Other comprehensive loss	—	—	—	—	—	—	—	(55.7)	—	(55.7)
Share-based compensation expense	—	—	—	—	6.0	—	—	—	—	6.0
Common stock issued from share-based compensation plans	0.07	—	—	—	0.3	—	—	—	—	0.3
Common stock repurchases from share-based compensation plans	(0.02)	—	—	—	(3.0)	—	—	—	—	(3.0)
Preferred stock dividend	—	—	—	—	—	—	(6.8)	—	—	(6.8)
Other	—	—	—	—	—	—	(0.1)	—	—	(0.1)
Balance at March 31, 2024	42.80	$0.4	0.4	$—	$1,875.8	$(19.3)	$926.5	$(44.9)	$155.8	$2,894.3
Net income	—	—	—	—	—	—	58.6	—	4.3	62.9
Other comprehensive loss	—	—	—	—	—	—	—	(45.1)	(0.1)	(45.2)
Share-based compensation expense	—	—	—	—	4.1	—	—	—	—	4.1
Common stock issued from share-based compensation plans	—	—	—	—	0.1	—	—	—	—	0.1
Common stock repurchases from share-based compensation plans	—	—	—	—	(0.2)	—	—	—	—	(0.2)
Preferred stock dividend		—	—	—	—	—	(6.8)	—	—	(6.8)
Other	—	—	—	—	(0.1)	—		—	—	(0.1)
Balance at June 30, 2024	42.80	$0.4	0.4	$—	$1,879.7	$(19.3)	$978.3	$(90.0)	$160.0	$2,909.1

	Common Stock		Preferred Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Non-controlling Interests
	Shares Outstanding	Amount	Shares Outstanding	Amount		Treasury Stock	Retained Earnings			Total Equity
Balance at December 31, 2022	42.56	$0.4	0.4	$—	$1,850.2	$(19.3)	$902.2	$(58.0)	$8.8	$2,684.3
Net (loss) income	—	—	—	—	—	—	(15.0)	—	0.7	(14.3)
Other comprehensive income	—	—	—	—	—	—	—	4.1	—	4.1
Common stock issuance, net of equity issuance costs	0.11	—	—	—	11.7	—	—	—	—	11.7
Share-based compensation expense	—	—	—	—	4.0	—	—	—	—	4.0
Common stock issued from share-based compensation plans	0.08	—	—	—	0.1	—	—	—	—	0.1
Common stock repurchases from share-based compensation plans	(0.02)	—	—	—	(2.6)	—	—	—	—	(2.6)
Preferred stock dividend	—	—			—	—	(6.9)	—	—	(6.9)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	26.5	26.5
Other	—	—	—	—	—	—	(0.2)	—	0.2	—
Balance at March 31, 2023	42.73	$0.4	0.4	$—	$1,863.4	$(19.3)	$880.1	$(53.9)	$36.2	$2,706.9
Net income	—	—	—	—	—	—	9.1	—	3.0	12.1
Other comprehensive loss	—	—	—	—	—	—	—	(1.5)	(0.6)	(2.1)
Share-based compensation expense	—	—	—	—	2.6	—	—	—	—	2.6
Common stock issued from share-based compensation plans	—	—	—	—	0.1	—	—	—	—	0.1
Common stock repurchases from share-based compensation plans	—	—	—	—	(0.1)	—	—	—	—	(0.1)
Preferred stock dividend	—	—	—	—	—	—	(6.8)	—	—	(6.8)
Dividend distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(8.4)	(8.4)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	102.8	102.8
Other	—	—	—	—	—	—	0.1	—	—	0.1
Balance at June 30, 2023	42.73	$0.4	0.4	$—	$1,866.0	$(19.3)	$882.5	$(55.4)	$133.0	$2,807.2

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2024
(Dollars and shares in millions, except per share amounts)

NOTE 1 — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its consolidated subsidiaries (herein referred to as the “Company,” “Chart,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
On March 17, 2023, we completed the acquisition of Howden (“Howden”), a leading global provider of mission critical air and gas handling products and services, from affiliates of KPS Capital Partners, LP. Results from continuing operations include results of Howden from the date of acquisition and exclude Roots™ (“Roots”) business financial results for our entire ownership period of March 17, 2023 through the divestiture date, August 18, 2023. The results of Roots are presented as discontinued operations in the condensed consolidated statements of operations and comprehensive income (loss) and have been excluded from both continuing operations and segment results for the three and six months ended June 30, 2023. See Note 2, “Discontinued Operations and Other Businesses Sold” for further information regarding the Roots divestiture and also the 2023 divestitures of Cofimco and American Fan, and Note 13, “Business Combinations”, for further information regarding the acquisition of Howden (the “Howden Acquisition”).
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
Reclassifications: Certain amounts have been reclassified within the condensed consolidated statement of cash flows for the six months ended June 30, 2023 to conform with the current period presentation.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2024
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
NOTE 2 — Discontinued Operations and Other Businesses Sold
Roots™ Divestiture
On June 11, 2023, we signed a definitive agreement to divest our Roots business, which we acquired as part of the Howden Acquisition, to Ingersoll Rand Inc. (New York Stock Exchange: IR) (“buyer”) for a base purchase price of $300.0, subject to customary adjustments. The sale was completed on August 18, 2023 with proceeds totaling $291.9 before customary estimated closing working capital adjustments. The purchase price was subject to a final net working capital adjustment of $2.5, settled in the first quarter of 2024.
We previously determined that our Roots business qualified for discontinued operations and as such, the financial results of the Roots business are reflected in our unaudited condensed consolidated statements of operations and comprehensive income (loss) as discontinued operations for our entire ownership period of March 17, 2023 through August 18, 2023.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

Summarized Financial Information of Discontinued Operations
The following table represents (loss) income from discontinued operations, net of tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales	$—	$34.9	$—	$41.3
Cost of sales	—	21.8	—	26.0
Gross profit	—	13.1	—	15.3
Selling, general and administrative expenses	0.3	3.8	0.5	4.8
Operating (loss) income	(0.3)	9.3	(0.5)	10.5
Other expenses:
Interest expense, net	—	5.9	—	5.9
Foreign currency loss	—	0.1	—	0.1
Other expense, net	—	6.0	—	6.0
(Loss) income before income taxes	(0.3)	3.3	(0.5)	4.5
Income tax (benefit) expense	(0.1)	0.8	(0.1)	1.1
(Loss) income from discontinued operations before loss on sale of business	(0.2)	2.5	(0.4)	3.4
Loss on sale of business, net of $0.5 of taxes	—	—	2.0	—
(Loss) income from discontinued operations, net of tax	$(0.2)	$2.5	$(2.4)	$3.4
Other Businesses Sold
On October 26, 2023, we signed and closed on the divestiture of our American Fan business to Arcline Investment Management, L.P, with net proceeds totaling $109.7 after customary closing working capital adjustments, which are complete.
On October 31, 2023, we completed the sale of our Cofimco fans business (“Cofimco”) to PX3 Partners, with net proceeds totaling $67.4 after customary closing working capital adjustments, which are complete.
NOTE 3 — Reportable Segments
We go to market through One Chart global commercial, engineering, products, operations, and aftermarket organizations. Further, our engineered solutions are utilized across a molecule's value chain from production to distribution and storage to consumption. As reported in our Annual Report on Form 10-K for the year ended December 31, 2023, we have four reportable segments, which are also our operating segments: Cryo Tank Solutions, Heat Transfer Systems, Specialty Products and Repair, Service & Leasing. Our Cryo Tank Solutions segment, which has principal operations in the United States, Europe and Asia, serves most geographic regions around the globe, supplying bulk, microbulk and mobile equipment used in the storage, distribution, vaporization, and application of industrial gases and certain hydrocarbons. Our Heat Transfer Systems segment, with principal operations in the United States and Europe, also serves most geographic regions globally, supplying mission critical engineered equipment and systems used in the recovery, separation, liquefaction, and purification of hydrocarbons, liquefied natural gas (LNG) and industrial gases that span gas-to-liquid applications. Operating globally, our Specialty Products segment supplies products used in specialty end-market applications including engineered liquefaction, storage and compression equipment for hydrogen & helium, LNG for over-the-highway vehicles, biofuels, carbon capture, food and beverage, aerospace, nuclear, marine, mining, lasers and water treatment end markets. Our Repair, Service & Leasing segment provides installation, retrofitting & refurbishment, services & repairs, preventative & contractual maintenance, and digital solutions of Chart’s stationary (liquefaction, fueling stations, among other products) and rotating equipment (compression, fans, among other products) globally in addition to providing targeted equipment leasing solutions.
Corporate includes operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology (“IT”), investor relations, legal, internal audit, risk management and share-based compensation expenses. Corporate support functions are not allocated to the segments.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

We evaluate performance and allocate resources based on operating income as determined in our condensed consolidated statements of operations and comprehensive income (loss).
Segment Financial Information

	Three Months Ended June 30, 2024
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales	$165.5	$236.7	$277.6	$360.5	$—	$—	$1,040.3
Depreciation and amortization expense	5.5	9.1	6.8	42.9	—	1.7	66.0
Operating income (loss)	16.0	45.1	55.0	98.0	—	(46.3)	167.8

	Three Months Ended June 30, 2023
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales	$152.7	$236.0	$236.7	$298.7	$(16.0)	$—	$908.1
Depreciation and amortization expense	3.8	8.8	3.6	45.8	—	0.9	62.9
Operating income (loss)	10.5	49.8	29.1	45.6	—	(39.3)	95.7

	Six Months Ended June 30, 2024
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales	$325.2	$490.3	$514.1	$661.5	$(0.1)	$—	$1,991.0
Depreciation and amortization expense	10.8	18.3	13.9	85.9	—	3.0	131.9
Operating income (loss)	30.0	96.3	80.1	163.1	—	(88.8)	280.7

	Six Months Ended June 30, 2023
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales	$276.2	$403.5	$362.9	$417.2	$(20.2)	$—	$1,439.6
Depreciation and amortization expense	9.4	17.2	12.2	55.7	—	1.7	96.2
Operating income (loss)	14.8	77.1	50.9	78.7	—	(91.2)	130.3

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

Sales by Geography

	Three Months Ended June 30, 2024
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$68.3	$124.8	$109.1	$145.4	$—	$447.6
Europe, Middle East, Africa and India	58.5	43.7	78.1	139.6	—	319.9
Asia-Pacific	33.8	56.1	87.4	60.9	—	238.2
Rest of the World	4.9	12.1	3.0	14.6	—	34.6
Total	$165.5	$236.7	$277.6	$360.5	$—	$1,040.3

	Three Months Ended June 30, 2023
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$63.8	$147.7	$81.8	$90.7	$(6.9)	$377.1
Europe, Middle East, Africa and India	54.0	30.3	69.2	138.7	(5.7)	286.5
Asia-Pacific	33.3	50.7	80.0	58.3	(3.1)	219.2
Rest of the World	1.6	7.3	5.7	11.0	(0.3)	25.3
Total	$152.7	$236.0	$236.7	$298.7	$(16.0)	$908.1

	Six Months Ended June 30, 2024
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$154.3	$282.4	$201.9	$267.5	$—	$906.1
Europe, Middle East, Africa and India	104.0	83.9	143.1	260.2	—	591.2
Asia-Pacific	58.1	108.2	159.7	106.0	(0.1)	431.9
Rest of the World	8.8	15.8	9.4	27.8	—	61.8
Total	$325.2	$490.3	$514.1	$661.5	$(0.1)	$1,991.0

	Six Months Ended June 30, 2023
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$127.2	$282.3	$153.9	$146.4	$(9.2)	$700.6
Europe, Middle East, Africa and India	96.0	45.8	102.2	174.8	(7.0)	411.8
Asia-Pacific	50.6	65.0	100.1	81.3	(3.7)	293.3
Rest of the World	2.4	10.4	6.7	14.7	(0.3)	33.9
Total	$276.2	$403.5	$362.9	$417.2	$(20.2)	$1,439.6

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2024
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

	June 30, 2024	December 31, 2023
Cryo Tank Solutions	$739.2	$706.1
Heat Transfer Systems	615.0	560.7
Specialty Products	774.7	647.8
Repair, Service & Leasing	956.2	950.1
Total assets of reportable segments	3,085.1	2,864.7
Goodwill	2,929.6	2,906.8
Identifiable intangible assets, net	2,645.4	2,791.9
Corporate	617.4	539.0
Total	$9,277.5	$9,102.4

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 4 — Revenue
Disaggregation of Revenue
The following tables represent a disaggregation of revenue by timing of revenue along with the reportable segment for each category:

	Three Months Ended June 30, 2024
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$100.5	$11.3	$78.5	$213.4	$—	$403.7
Over time	65.0	225.4	199.1	147.1	—	636.6
Total	$165.5	$236.7	$277.6	$360.5	$—	$1,040.3

	Three Months Ended June 30, 2023
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$96.5	$20.6	$58.0	$184.6	$(10.3)	$349.4
Over time	56.2	215.4	178.7	114.1	(5.7)	558.7
Total	$152.7	$236.0	$236.7	$298.7	$(16.0)	$908.1

	Six Months Ended June 30, 2024
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$201.6	$21.4	$147.5	$403.8	$—	$774.3
Over time	123.6	468.9	366.6	257.7	(0.1)	1,216.7
Total	$325.2	$490.3	$514.1	$661.5	$(0.1)	$1,991.0

	Six Months Ended June 30, 2023
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$186.8	$32.0	$61.5	$256.1	$(12.7)	$523.7
Over time	89.4	371.5	301.4	161.1	(7.5)	915.9
Total	$276.2	$403.5	$362.9	$417.2	$(20.2)	$1,439.6
Refer to Note 3, “Reportable Segments,” for a table of revenue by reportable segment disaggregated by geography.
Contract Balances
The following table presents our contract assets and contract liabilities balances:

	June 30, 2024	December 31, 2023
Contract assets
Accounts receivable, net of allowances	$748.5	$758.9
Unbilled contract revenue	661.4	481.7

Contract liabilities
Customer advances and billings in excess of contract revenue	$378.1	$376.6

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

Revenue recognized for the three months ended June 30, 2024 and 2023, that was included in the contract liabilities balance at the beginning of the year was $82.4 and $77.4, respectively. Revenue recognized for the six months ended June 30, 2024 and 2023, that was included in the contract liabilities balance at the beginning of each year was $219.9 and $145.4, respectively. The amount of revenue recognized during the six months ended June 30, 2024 from performance obligations satisfied or partially satisfied in previous periods as a result of changes in the estimates of variable consideration related to long-term contracts, was not significant.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, and excludes unexercised contract options and potential orders. As of June 30, 2024, the estimated revenue expected to be recognized in the future related to remaining performance obligations was $4,426.0. We expect to recognize revenue on approximately 62% of the remaining performance obligations over the next 12 months and the remaining over the next few years thereafter.
NOTE 5 — Inventories
The following table summarizes the components of inventory:

	June 30, 2024	December 31, 2023
Raw materials and supplies	$280.3	$274.8
Work in process	145.5	155.4
Finished goods	128.8	146.1
Total inventories, net	$554.6	$576.3
The allowance for excess and obsolete inventory balance at June 30, 2024 and December 31, 2023 was $11.8 and $9.9, respectively.
NOTE 6 — Leases
Lessee Accounting
We lease certain office spaces, warehouses, facilities, vehicles and equipment. Our leases have maturity dates ranging from July 2024 to September 2036. Leases with an initial term of twelve months or less are not recorded on the balance sheet. Operating lease right-of-use (“ROU”) assets are classified as property, plant and equipment, net in the condensed consolidated balance sheets. Finance lease ROU assets are classified as other assets in the condensed consolidated balance sheets. Operating lease liabilities are classified as operating lease liabilities, current and operating lease liabilities, non-current. Finance lease liabilities are classified as other current liabilities and other long-term liabilities in the condensed consolidated balance sheets.
We incurred $6.3 and $9.8 of rental expense under operating leases for the three months ended June 30, 2024 and 2023, and $12.4 and $14.9 for the six months ended June 30, 2024 and 2023, respectively. Certain operating leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight-line basis over the minimum lease term. This expense consisted primarily of payments for base rent on building and equipment leases. Payments related to short-term lease costs and taxes and variable service charges on leased properties were immaterial. In addition, we have the right, but no obligation, to renew certain leases for various renewal terms.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

The following table presents the lease balances within our condensed consolidated balance sheets, weighted average remaining lease term and weighted average discount rates related to our leases:

Lease Assets and Liabilities	June 30, 2024	December 31, 2023
Assets
Operating lease, net	$68.8	$69.1
Finance lease, net	16.1	16.1
Total lease assets	$84.9	$85.2

Liabilities
Current:
Operating lease liabilities	$18.6	$18.5
Finance lease liabilities	2.5	3.0
Non-current:
Operating lease liabilities	50.1	50.7
Finance lease liabilities	14.0	14.2
Total lease liabilities	$85.2	$86.4

Weighted-average remaining lease terms
Operating leases	5.1 years	5.1 years
Finance leases	7.8 years	7.9 years
Weighted-average discount rate
Operating leases	7.1%	6.6%
Finance leases	6.9%	6.7%
Leased assets obtained in exchange for new finance and operating lease liabilities for the six months ended June 30, 2024 were $0.1 and $6.2, respectively.
The following table summarizes future minimum lease payments for non-cancelable operating leases and for finance leases as of June 30, 2024:

	Finance	Operating
2024	$1.8	$12.2
2025	2.9	20.2
2026	2.6	14.6
2027	2.5	9.8
2028	2.3	8.1
Thereafter (1)	9.8	17.6
Total future minimum lease payments	$21.9	$82.5
Less: Present value discount	(5.4)	(13.8)
Lease liability	$16.5	$68.7
_______________
(1)     As of June 30, 2024, future minimum lease payments for non-cancelable operating leases for the period subsequent to 2028 relate to thirty leased facilities.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

Lessor Accounting
We lease equipment manufactured by Chart primarily through our Cryo-Lease® program as sales-type and operating leases. As of June 30, 2024 and December 31, 2023, our short-term net investment in sales-type leases was $26.2 and $21.4, respectively, and is included in other current assets in our condensed consolidated balance sheets. Our long-term net investment in sales-type leases was $75.4 and $62.1 as of June 30, 2024 and December 31, 2023, respectively, and is included in other assets in our condensed consolidated balance sheets.
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
The following table represents sales from sales-type and operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales-type leases	$14.8	$6.5	$25.4	$19.2
Operating leases	1.5	1.1	3.1	2.3
Total sales from leases	$16.3	$7.6	$28.5	$21.5
The following table represents scheduled payments for sales-type leases as of June 30, 2024:

2024	$13.5
2025	26.6
2026	24.5
2027	18.1
2028	15.0
Thereafter	44.5
Total	142.2
Less: unearned income	40.6
Total	$101.6
The following table represents the cost of equipment leased to others:

	June 30, 2024	December 31, 2023
Equipment leased to others, cost	$26.0	$20.6
Less: accumulated depreciation	5.5	4.4
Equipment leased to others, net	$20.5	$16.2

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 7 — Goodwill and Intangible Assets
Goodwill
The following table represents the changes in goodwill by segment:

	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Consolidated
Balance at December 31, 2023	$219.3	$480.4	$567.9	$1,639.2	$2,906.8
Purchase accounting adjustments (1)	2.6	1.3	10.9	27.8	42.6
Foreign currency translation adjustments and other	(4.5)	(2.7)	(3.5)	(9.1)	(19.8)
Balance at June 30, 2024	$217.4	$479.0	$575.3	$1,657.9	$2,929.6

Accumulated goodwill impairment loss at December 31, 2023	$23.5	$49.3	$35.8	$20.4	$129.0
Accumulated goodwill impairment loss at June 30, 2024	$23.5	$49.3	$35.8	$20.4	$129.0
_______________
(1)Purchase accounting adjustments, which were recorded during the first quarter 2024, related to the Howden Acquisition. See Note 13, “Business Combinations” for further information.
Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill) (1):

		June 30, 2024		December 31, 2023
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	4 to 18 years	$1,801.1	$(236.2)	$1,836.4	$(185.2)
Technology	5 to 18 years	489.3	(97.9)	496.7	(78.8)
Patents, backlog and other	2 to 10 years	136.6	(56.8)	138.6	(35.6)
Trademarks and trade names	5 to 23 years	2.9	(1.9)	3.3	(1.9)
Land use rights	50 years	10.2	(2.0)	10.2	(1.9)
Total finite-lived intangible assets		2,440.1	(394.8)	2,485.2	(303.4)
Indefinite-lived intangible assets:
Trademarks and trade names (2)		600.1	—	610.1	—
Total intangible assets		$3,040.2	$(394.8)	$3,095.3	$(303.4)
_______________
(1)Amounts include the impact of foreign currency translation. Fully amortized or impaired amounts are written off.
(2)Accumulated indefinite-lived intangible assets impairment loss was $16.0 at both June 30, 2024 and December 31, 2023.
Amortization expense for intangible assets subject to amortization was $47.6 and $44.2 for the three months ended June 30, 2024 and 2023, respectively, and $95.5 and $66.0 for the six months ended June 30, 2024 and 2023, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 8 — Investments
Equity Method Investments
The following table presents the activity in equity method investments:

Equity Method Investments
Balance at December 31, 2023	$109.9
Equity in loss of unconsolidated affiliates	(1.6)
Dividend received from equity method investment	(0.7)
Foreign currency translation adjustments and other	(3.0)
Balance at June 30, 2024	$104.6
Investments in Equity Securities
The following table presents the activity in investments in equity securities:

	Investment in Equity Securities, Level 1	Investment in Equity Securities, Level 2	Investments in Equity Securities, All Others (1)	Investments Total
Balance at December 31, 2023	$4.8	$6.1	$80.3	$91.2
New investments	—	—	13.1	13.1
(Decrease) increase in fair value of investments in equity securities	(1.8)	(0.4)	0.2	(2.0)
Foreign currency translation adjustments and other	(0.1)	—	(0.2)	(0.3)
Balance at June 30, 2024	$2.9	$5.7	$93.4	$102.0
_______________
(1)Consists of investments in equity securities without a readily determinable fair value. Such investments are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2024
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
Our equity method investment in HTEC was $77.6 and $82.3 at June 30, 2024 and December 31, 2023, respectively.
Accounting Treatment of Put and Call Options
We record the Put and Call Options (together “the Options”) at fair value and record any change in fair value through earnings at each reporting period. The fair value of the Options was not material on the Closing Date or at June 30, 2024 and December 31, 2023.
Hy24 (f/k/a FiveT Hydrogen Fund and Clean H2 Infra Fund)
On April 5, 2021, we were admitted as an anchor investor in Hy24 (the “Hydrogen Fund”). Hy24 is a joint venture between Ardian, a European investment house, and FiveT Hydrogen, an investment manager specialized purely on clean hydrogen investments. Investments to date include a green steel manufacturing plant that integrates green hydrogen located in Sweden, upstream e-Methanol and sustainable aviation fuel production in Europe, and green hydrogen production projects (electrolysis) in Europe. Our total investment to date is euro 14.2 million (equivalent to $15.2), making our unfunded commitment euro 35.8 million (equivalent to $38.4).

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 9 — Debt and Credit Arrangements
Summary of Outstanding Borrowings
The following table represents the components of our borrowings:

	June 30, 2024	December 31, 2023
Senior secured and senior unsecured notes:
Principal amount, senior secured notes due 2030	$1,460.0	$1,460.0
Principal amount, senior unsecured notes due 2031	510.0	510.0
Unamortized discount	(25.2)	(26.9)
Unamortized debt issuance costs	(30.9)	(32.9)
Senior secured and senior unsecured notes, net of unamortized discount and debt issuance costs	1,913.9	1,910.2

Senior secured revolving credit facilities and term loans:
Term loans due March 2030	1,631.0	1,631.0
Senior secured revolving credit facility due April 2029	247.5	102.8
Unamortized discount	(33.6)	(35.8)
Unamortized debt issuance costs	(30.4)	(32.5)
Senior secured revolving credit facility and term loan, net of unamortized discount and debt issuance costs	1,814.5	1,665.5

Convertible notes due November 2024:
Principal amount	258.7	258.7
Unamortized debt issuance costs	(0.4)	(0.9)
Convertible notes due November 2024, net of unamortized debt issuance costs	258.3	257.8

Other debt facilities	2.1	1.4

Total debt, net of unamortized debt issuance costs	3,988.8	3,834.9
Less: current maturities (1)	259.8	258.5
Long-term debt	$3,729.0	$3,576.4
_______________
(1)Our convertible notes due November 2024, net of unamortized debt issuance costs, are included in current maturities for both periods presented. Also included in current maturities for the current period is $1.4 of other debt facilities.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

Senior Secured Revolving Credit Facility and Term Loans
Senior Secured Revolving Credit Facility
Our fifth amended and restated credit agreement dated as of April 8, 2024, as amended (the “Credit Agreement”) provides for a senior secured revolving credit facility (the “SSRCF”). The SSRCF had a borrowing capacity of $1,250.0 and includes sub limits for letters of credit and swingline loans. At June 30, 2024, there were $247.5 in borrowings outstanding under the SSRCF bearing an interest rate of 7.2% (6.2% as of December 31, 2023) and $270.3 in letters of credit and bank guarantees outstanding supported by the SSRCF. As of June 30, 2024, we had unused borrowing capacity of $732.2.
A portion of borrowings outstanding under the SSRCF are denominated in euros (“EUR Revolver Borrowings”). EUR Revolver Borrowings outstanding were euro 78.0 million (equivalent to $83.5) at June 30, 2024 and euro 88.5 million (equivalent to $97.8) at December 31, 2023. During the three months ended June 30, 2024 and 2023, we recognized unrealized foreign currency gains of $0.9 and $0.1, respectively, relative to the translation of the EUR Revolver Borrowings outstanding. During the six months ended June 30, 2024 and 2023, we recognized an unrealized foreign currency gain of $3.0 and an unrealized foreign currency loss of $1.6, respectively, relative to the translation of the EUR Revolver Borrowings outstanding. These unrealized foreign currency gains and losses are classified within other expense, net in the condensed consolidated statements of operations and comprehensive income (loss) for all periods presented.
Significant financial covenants for the SSRCF include financial maintenance covenants that (i) require the ratio of the amount of Chart and its subsidiaries’ consolidated total net indebtedness to consolidated EBITDA to be less than the Maximum Total Net Leverage Ratio Levels and (ii) require the ratio of the amount of Chart and its subsidiaries’ consolidated EBITDA to consolidated cash interest expense to be greater than the Minimum Interest Coverage Ratio Levels. The SSRCF includes a number of other customary covenants. At June 30, 2024, we were in compliance with all covenants.
Term Loans
On October 2, 2023, Chart refinanced the remaining aggregate principal amounts of our term loans plus accrued interest in exchange for term loans in the aggregate principal amount of $1,781.0 (“Amendment No. 5 Term Loan”) which matures on March 18, 2030. On December 4, 2023, Chart voluntarily prepaid a portion of the Amendment No. 5 Term Loan in the amount of $150.0, which effectively prepaid all equal quarterly installments for the life of the loan, and as of June 30, 2024, the aggregate principal amount of $1,631.0 is due at the March 18, 2030 maturity date. As of June 30, 2024, the Amendment No. 5 Term Loan bore an interest rate of 8.7% (8.7% as of December 31, 2023). The effective interest rate on the Amendment No. 5 Term Loan is 9.1% after accounting for original issue discount and debt issuance costs. On July 2, 2024, we entered into an amendment which amends our fifth amended and restated term loan credit agreement. Refer to Note 20 “Subsequent Event” for further discussion.
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
The initial conversion rate for the 2024 Notes is 17.0285 shares of common stock (subject to adjustment as provided for in the Indenture) per $1,000 principal amount of the 2024 Notes, which is equal to an initial conversion price of approximately $58.725 per share, representing a conversion premium of approximately 35% above the closing price of our common stock of $43.50 per share on October 31, 2017. For purposes of calculating earnings per share, if the average market price of our common stock exceeds the applicable conversion price during the periods reported, shares contingently issuable under the 2024 Notes will have a dilutive effect with respect to our common stock. Since our closing common stock price of $144.34 at the end of the period exceeded the conversion price of $58.725, the if-converted value exceeded the principal amount of the 2024 Notes by $377.2 at June 30, 2024. As described below, we entered into convertible note hedge transactions, which are expected to reduce the potential dilution with respect to our common stock upon conversion of the 2024 Notes.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2024
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
As of July 1, 2024, the 2024 Notes continue to be convertible at the option of the shareholders. This conversion right, which remains available through the November 15, 2024 maturity date, was triggered since the closing price of our common stock was greater than or equal to $76.3425 (130% of the conversion price of the 2024 Notes) for at least 20 trading days during the last 30 trading days ending on June 30, 2024. The $258.7 principal amount of the 2024 Notes is due in November 2024 and was classified as a current liability in the condensed consolidated balance sheet at June 30, 2024 and December 31, 2023. There have been no significant conversions as of the date of this filing.
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
Other Debt Facilities
In various markets where we do business, we have local credit facilities to meet local working capital demands, fund letters of credit and bank guarantees, and support other short-term cash requirements. The facilities generally have variable interest rates and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. As of June 30, 2024 we had additional capacity of U.S. dollar equivalent $85.6.
Certain of our other debt facilities allow us to request bank guarantees and letters of credit. None of these facilities allow revolving credit borrowings. We have letters of credit and bank guarantees outside of our Credit Agreement that totaled U.S. dollar equivalent $135.5 and $134.3 as of June 30, 2024 and December 31, 2023, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

Fair Value Disclosures
The following table summarizes the carrying values and fair values of our actively quoted debt instruments (1):

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loans due March 2030	$1,567.0	$1,640.2	$1,562.7	$1,631.0
Senior secured notes due 2030	1,422.9	1,510.5	1,420.2	1,533.0
Senior unsecured notes due 2031	491.0	553.0	490.0	555.9
Convertible notes due November 2024	258.3	639.4	257.8	605.4
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
NOTE 10 — Shareholders' Equity
Series B Mandatory Convertible Preferred Stock
On December 13, 2022, we completed a preferred stock offering, through which Chart issued and sold 8.050 million depositary shares, each representing a 1/20th interest in a share of Chart’s 6.75% Series B Mandatory Convertible Preferred Stock, liquidation preference $1,000.00 per share, par value $0.01 per share (the “Mandatory Convertible Preferred Stock”). The amount issued included 1.050 million depositary shares issued pursuant to the exercise in full of the option granted to the underwriters to purchase additional depositary shares. We received gross proceeds of $402.5 from the issuance of shares less $14.4 of equity issuance costs. We used the proceeds to fund the acquisition of Howden.
Dividends. Dividends on the Mandatory Convertible Preferred Stock will be payable on a cumulative basis when, as and if declared at an annual rate of 6.75% on the liquidation value of $1,000 per share. Chart may pay declared dividends in cash or, subject to certain limitations, in shares of common stock, or in any combination of cash and shares of common stock on March 15, June 15, September 15 and December 15 of each year, commencing on March 15, 2023 and ending on, and including, December 15, 2025. We declared and paid $6.8 and $6.9 in dividends for the three months ended June 30, 2024 and 2023, respectively, and $13.6 and $13.7 for the six months ended June 30, 2024 and 2023, respectively. These dividends were treated as a reduction to income attributable to common shareholders in the computation of earnings per share.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2024
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2024
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
Our Foreign Currency Contracts are measured at fair value with changes in fair value recorded within other expense, net. We classify cash flows related to our Foreign Currency Contracts as operating activities within our condensed consolidated statements of cash flows. Our derivative contracts are entered into with major financial institutions in order to reduce credit risk and risk of nonperformance by third parties. We believe the credit risks with respect to the counterparties, and the foreign currency risks that would not be hedged if the counterparties fail to fulfill their obligations under the contract, are not material in view of our understanding of the financial strength of the counterparties. Our derivative contracts are not exchange traded instruments and their fair value is determined using the cash flows of the contracts, discount rates to account for the passage of time, implied volatility, current foreign exchange market data and credit risk, which are all based on inputs readily available in public markets and categorized as Level 2 fair value hierarchy measurements.
The following table represents the fair value of our asset and liability derivatives:

	June 30, 2024
	Notional Amount	Fair Value Other Current Assets	Fair Value Other Assets	Fair Value Other Current Liabilities	Fair Value Other Long-Term Liabilities
Derivatives designated as net investment hedge
Foreign Exchange Collar Contracts (1)	$313.9	$—	$—	$—	$6.1

Derivatives not designated as hedges
Foreign Currency Contracts	$401.7	$1.8	$—	$2.8	$0.1

	December 31, 2023
	Notional Amount	Fair Value Other Current Assets	Fair Value Other Assets	Fair Value Other Current Liabilities	Fair Value Other Long-Term Liabilities
Derivatives designated as net investment hedge
Foreign Exchange Collar Contracts (1)	$320.8	$—	$—	$—	$6.0

Derivatives not designated as hedges
Foreign Currency Contracts	$393.5	$1.8	$0.1	$2.7	$—
_________
(1)Represents foreign exchange swaps and foreign exchange options.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

The following table represents the net effect derivative instruments designated in hedging relationships had on accumulated other comprehensive (loss) income on the condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as net investment hedge	2024	2023	2024	2023
Foreign Exchange Collar Contracts (1) (2)	$(0.1)	$0.7	$—	$1.5
_______________
(1)Our designated derivative instruments are highly effective. As such, there were no gains or losses recognized immediately in income related to hedge ineffectiveness during the six months ended June 30, 2024 and 2023.
(2)Represents foreign exchange swaps and foreign exchange options.
The following table represents the effect that derivative instruments not designated as hedges had on net income:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedges	Location of loss (gain) recognized in income	2024	2023	2024	2023
Foreign Currency Contracts	Other expense, net	$0.7	$(2.0)	$3.8	$0.5
The following table represents interest income, included within interest expense, net on the condensed consolidated statements of operations and comprehensive income (loss) related to amounts excluded from the assessment of hedge effectiveness for derivative instruments designated as net investment hedges:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as net investment hedge	2024	2023	2024	2023
Foreign Exchange Collar Contracts (1) (2)	$0.4	$0.4	$0.8	$0.8
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

The following table represents changes in our consolidated warranty reserve:

Balance at December 31, 2023	$31.8
Purchase accounting adjustments (1)	4.2
Warranty usage	(6.7)
Foreign exchange translation effect	(0.7)
Balance at June 30, 2024	$28.6
_______________
(1)Purchase accounting adjustments, which were recorded during the first quarter 2024, related to the Howden Acquisition. See Note 13, “Business Combinations” for further information.
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
The purchase price allocation reported at December 31, 2023 was preliminary and was based on provisional fair values. During the first quarter 2024, we received and analyzed new information about certain assets and liabilities, as of the March 17, 2023 acquisition date and subsequently decreased current assets by $10.4, increased current liabilities by $40.1, and decreased

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

long-term deferred tax liabilities by $8.2 for post-closing adjustments, based on this information. During the first quarter of 2024, we finalized the Howden purchase price allocation.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2024
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 14 — Accumulated Other Comprehensive (Loss) Income
The components of accumulated other comprehensive (loss) income are as follows:

	Foreign currency translation adjustments (1)	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at March 31, 2024	$(42.4)	$(2.5)	$(44.9)
Other comprehensive loss before reclassifications, net of taxes	(45.1)	—	(45.1)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	—	—
Net current-period other comprehensive loss, net of taxes	(45.1)	—	(45.1)
Balance at June 30, 2024	$(87.5)	$(2.5)	$(90.0)

	Foreign currency translation adjustments (1)	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at March 31, 2023	$(46.5)	$(7.4)	$(53.9)
Other comprehensive loss before reclassifications, net of taxes	(1.7)	—	(1.7)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	0.2	0.2
Net current-period other comprehensive (loss) income, net of taxes	(1.7)	0.2	(1.5)
Balance at June 30, 2023	$(48.2)	$(7.2)	$(55.4)

	Foreign currency translation adjustments (1)	Pension liability adjustments, net of taxes	Accumulated other comprehensive income (loss)
Balance at December 31, 2023	$13.2	$(2.4)	$10.8
Other comprehensive loss before reclassifications, net of taxes	(100.7)	—	(100.7)
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes	—	(0.1)	(0.1)
Net current-period other comprehensive loss, net of taxes	(100.7)	(0.1)	(100.8)
Balance at June 30, 2024	$(87.5)	$(2.5)	$(90.0)

	Foreign currency translation adjustments (1)	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at December 31, 2022	$(50.5)	$(7.5)	$(58.0)
Other comprehensive income before reclassifications, net of taxes	2.3	—	2.3
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	0.3	0.3
Net current-period other comprehensive income, net of taxes	2.3	0.3	2.6
Balance at June 30, 2023	$(48.2)	$(7.2)	$(55.4)
_______________
(1)Foreign currency translation adjustments includes translation adjustments and net investment hedge, net of taxes. See Note 11, “Derivative Financial Instruments,” for further information related to the net investment hedge.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 15 — Earnings Per Share
The following table represents calculations of net earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amounts attributable to Chart common shareholders
Income (loss) from continuing operations	$58.8	$6.6	$72.3	$(9.3)
Less: Mandatory convertible preferred stock dividend requirement	6.8	6.9	13.6	13.7
Income (loss) from continuing operations attributable to Chart	52.0	(0.3)	58.7	(23.0)
(Loss) income from discontinued operations, net of tax	(0.2)	2.5	(2.4)	3.4
Net income (loss) attributable to Chart common shareholders	51.8	2.2	56.3	(19.6)
Earnings per common share – basic:
Income (loss) from continuing operations	$1.24	$(0.01)	$1.40	$(0.55)
(Loss) income from discontinued operations	(0.01)	0.06	(0.06)	0.08
Net income (loss) attributable to Chart Industries, Inc.	$1.23	$0.05	$1.34	$(0.47)

Earnings per common share – diluted:
Income (loss) from continuing operations	$1.10	$(0.01)	$1.25	$(0.55)
(Loss) income from discontinued operations	—	0.06	(0.05)	0.08
Net income (loss) attributable to Chart Industries, Inc.	$1.10	$0.05	$1.20	$(0.47)

Weighted average number of common shares outstanding – basic	42.04	41.97	42.03	41.96
Incremental shares issuable upon assumed conversion and exercise of share-based awards (1)	0.21	0.17	0.19	—
Incremental shares issuable due to dilutive effect of convertible notes (1) (2)	2.69	2.38	2.59	—
Incremental shares issuable due to dilutive effect of the warrants (1)	2.31	1.93	2.18	—
Weighted average number of common shares outstanding – diluted	47.25	46.45	46.99	41.96
_______________
(1)Zero incremental shares from share-based awards, convertible notes or the warrants are included in the computation of diluted net loss per share for periods in which a net loss from continuing operations attributable to Chart because to do so would be anti-dilutive. This is applicable for the six months ended June 30, 2023.
(2)The convertible note hedge offsets any dilution upon actual conversion of the 2024 Notes up to a common stock price of $71.775 per share. The hedge cannot be taken into account under U.S. GAAP because it is anti-dilutive. If the hedge could have been considered, it would have reduced the diluted shares by 2.69 and 2.38 for the three months ended June 30, 2024 and 2023, respectively, and by 2.59 for the six months ended June 30, 2024. For further information, refer to Note 9, “Debt and Credit Arrangements.”

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

Diluted earnings per share does not reflect the following cumulative preferred stock dividends and potential common shares as the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Mandatory convertible preferred stock dividend requirement (1)	$6.8	$6.9	$13.6	$13.7
Denominator
Anti-dilutive shares, Share-based awards	0.09	—	0.14	0.18
Anti-dilutive shares, Convertible notes	—	—	—	2.39
Anti-dilutive shares, Warrants	—	—	—	1.94
Anti-dilutive shares, Mandatory convertible preferred stock (1)	2.84	3.41	2.93	3.41
Total anti-dilutive securities	2.93	3.41	3.07	7.92
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
NOTE 16 — Income Taxes
Income tax expense relating to continuing operations of $15.5 and $2.4 for the three months ended June 30, 2024 and 2023, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 19.4% and 22.9%, respectively. Income tax expense (benefit) relating to continuing operations of $24.3 and $(4.3) for the six months ended June 30, 2024 and 2023, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 23.0% and 39.1%, respectively.
The effective income tax rates of 19.4% and 23.0% for the three and six months ended June 30, 2024 differed from the U.S. federal statutory rate of 21% primarily due to income earned by certain of our foreign entities being taxed at higher rates than the U.S. federal statutory rate and withholding taxes on foreign earnings not permanently reinvested offset by the release of valuation allowances and research and development credits.
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
NOTE 17 — Share-based Compensation
During the six months ended June 30, 2024, we granted 0.07 stock options, 0.08 restricted stock units and 0.04 performance units. The total fair value of awards granted to employees during the six months ended June 30, 2024 was $20.8. In addition, our non-employee directors received stock awards with a total fair value of $0.7.
Stock options generally have a four-year graded vesting period. Restricted stock and restricted stock units generally vest ratably over a three-year period. Performance units generally vest at the end of a three-year performance period based on the

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

attainment of certain pre-determined performance condition targets. During the six months ended June 30, 2024, 0.05 restricted stock and restricted stock units vested, and 0.02 performance units vested.
Share-based compensation expense was $4.1 and $2.6 for the three months ended June 30, 2024 and 2023, respectively, and $10.1 and $6.6 for the six months ended June 30, 2024 and 2023. Share-based compensation expense is included in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2024, total share-based compensation of $26.2 is expected to be recognized over the weighted-average period of approximately 2.3 years.
NOTE 18 — Commitments and Contingencies
Environmental
We are subject to federal, state, local, and foreign environmental laws and regulations concerning, among other matters, waste water effluents, air emissions, and handling and disposal of hazardous materials, such as cleaning fluids. We are involved with environmental compliance, investigation, monitoring, and remediation activities at certain of our owned and formerly owned manufacturing facilities and at one owned facility that is leased to a third party, and, except for these continuing remediation efforts, believe we are currently in substantial compliance with all known environmental regulations. Undiscounted accrued environmental reserves at both June 30, 2024 and December 31, 2023 were not material.
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
NOTE 19 — Restructuring Activities
Restructuring costs of $4.3 and $9.4 for the three and six months ended June 30, 2024, respectively, were primarily related to cost reduction actions relative to Howden integration. Restructuring costs of $5.4 and $7.0 for the three and six months ended June 30, 2023, respectively, were also primarily related to cost reduction actions relative to Howden integration.
We closely monitor our end markets and order rates and continue to take appropriate and timely actions as necessary.
The following table summarizes severance and other restructuring costs, which includes employee-related costs, facility rent and exit costs, relocation, recruiting, travel and other:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Severance:
Cost of sales	$0.1	$—	$0.4	$—
Selling, general, and administrative expenses	0.2	2.7	4.4	3.4
Total severance costs	0.3	2.7	4.8	3.4
Other restructuring:
Cost of sales	0.3	—	0.3	—
Selling, general, and administrative expenses	3.7	2.7	4.3	3.6
Total other restructuring costs	4.0	2.7	4.6	3.6

Total restructuring costs	$4.3	$5.4	$9.4	$7.0

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

The following table summarizes restructuring costs by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cryo Tank Solutions	$0.5	$0.3	$1.1	$1.1
Heat Transfer Systems	0.4	0.2	0.9	0.2
Specialty Products	1.2	0.5	2.5	0.5
Repair, Service & Leasing	1.9	0.7	4.2	1.5
Corporate	0.3	3.7	0.7	3.7
Total restructuring costs	$4.3	$5.4	$9.4	$7.0
The following tables summarize our restructuring activities:

Balance at March 31, 2024	$4.2
Restructuring charges	4.3
Cash payments and other	(3.3)
Balance at June 30, 2024	$5.2

Balance at March 31, 2023	$0.7
Restructuring charges	5.4
Cash payments and other	(2.3)
Balance at June 30, 2023	$3.8

Balance at December 31, 2023	$1.9
Restructuring charges	9.4
Cash payments and other	(6.1)
Balance at June 30, 2024	$5.2

Balance at December 31, 2022	$0.2
Restructuring charges	7.0
Cash payments and other	(3.4)
Balance at June 30, 2023	$3.8
NOTE 20 — Subsequent Event
Term Loans
On July 2, 2024, we entered into amendment No. 7 to our Credit Agreement, which among other things reduces the interest rate margins applicable to the term loans due 2030 by 75 basis points from 2.25% to 1.50% in the case of base rate loans, and from 3.25% to 2.50%, in the case of Secured Overnight Financing Rate (“SOFR”) loans and eliminates the 0.10% SOFR credit spread adjustment with respect to the term loans.

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
Macroeconomic Impacts
Geopolitical instability continues to create uncertainty in the global economy, including the current conflict between Russia and Ukraine and the related sanctions imposed by countries against Russia, along with the heightened tensions between the United States and China. Moreover, recent unrest in the Middle East has strained global supply chains, especially those dependent on Red Sea shipping routes. Additionally, geopolitical uncertainty regarding energy policies may affect the timing of certain projects. We are unable to predict the impact these actions will have on the global economy or on our business, financial condition and results of operations. These events did not have a material adverse effect on our reported results for the second quarter of 2024. We continue to actively monitor the impact of these macroeconomic developments on our results of operations for the remainder of 2024 and beyond.
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
•We measure progress through the Sustainability Accounting Standards Board (SASB) and Task Force on Climate Related Financial Disclosures (TCFD) indices, as well as contributing to the Global Reporting Initiative (GRI) and United Nations Sustainable Development Goals (SDGs). We contribute to 11 of the 17 United Nations Sustainable Development Goals (SDGs). Chart also looks to align with the Organization for Economic Co-Operations and Development (OECD) and has joined the UN Global Compact in 2024.
•Safety: Total Recordable Incident Rate (TRIR) of 0.42 as of June 30, 2024, our lowest in our history. We have continued to improve upon our 12-month rolling TRIR in early 2024.
•Many of our safety programs and practices reflect requirements of the ISO 45001 Occupational Health and Safety standard for management systems. Chart has voluntarily certified all major manufacturing and fabrication facilities to this internationally recognized standard to increase safety and reduce workplace risks.

•We utilize iPoint analytics software which collects and manages conflict mineral declarations from our suppliers, allowing us to meet our obligations for conflict mineral compliance and reporting and supports our due diligence and risk management process.
•We utilize Sphera’s cloud-based AI platform which combines different data sources, including ESG matters such as labor, health & safety, environmental and regulatory issues to provide early risk detection and real time monitoring of supply chain risks.
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
We provide our One Chart global team members with various programs and practices to support our ESG and employee-drive culture:
•We have a Global Sustainability Committee, Global Safety Council, and Global Diversity & Inclusion Committee, all comprised of team member volunteers and engagement from our global locations. Each of these programs expanded in 2023.
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
Second Quarter 2024 Highlights
Strong order activity contributed to record ending total backlog of $4,426.0 million as of June 30, 2024 compared to $3,964.9 million as of June 30, 2023 and $4,331.1 million as of March 31, 2024. We had consolidated orders of $1,164.7 million for the three months ended June 30, 2024 compared to $1,063.1 million and $1,121.6 million for the three months ended June 30, 2023 and March 31, 2024, respectively. The increase in orders versus the three months ended June 30, 2023 was largely driven by orders in the Specialty Products segment, which more than offset lower Big LNG orders in the second quarter of 2024.
Consolidated sales were $1,040.3 million in the three months ended June 30, 2024 compared to $908.1 million in the three months ended June 30, 2023 and $950.7 million in the three months ended March 31, 2024. Sequentially compared to the first quarter 2024, sales were up approximately 9.4%, driven by continued growth in Repair, Service & Leasing and Specialty Products segments. Compared to the same quarter in 2023 this represents increases in all four segments. Sales increased in our Cryo Tank Solutions segment driven by increased sales in our engineered and mobile storage products. Sales increased in our Repair, Service & Leasing segment largely attributable to growth in Howden operations and our Lifecycle solutions. Sales in our Specialty Products segment increased with favorable sales in hydrogen, water treatment and mining. Consolidated gross profit margin for the three months ended June 30, 2024 of 33.8% increased from 30.9% for the three months ended June 30, 2023, and from 31.8% at March 31, 2024, resulting from our ongoing cost reduction actions, productivity, early synergy achievement and pricing actions.
Consolidated Results for the Three Months Ended June 30, 2024 and 2023, and March 31, 2024
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the three months ended June 30, 2024 and 2023 and March 31, 2024 (dollars in millions).

Selected Financial Information

	Three Months Ended			Current Quarter vs. Prior Year Same Quarter		Current Quarter vs. Prior Sequential Quarter
	June 30, 2024	June 30, 2023	March 31, 2024	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Sales
Cryo Tank Solutions	$165.5	$152.7	$159.7	$12.8	8.4%	$5.8	3.6%
Heat Transfer Systems	236.7	236.0	253.6	0.7	0.3%	(16.9)	(6.7)%
Specialty Products	277.6	236.7	236.5	40.9	17.3%	41.1	17.4%
Repair, Service & Leasing	360.5	298.7	301.0	61.8	20.7%	59.5	19.8%
Intersegment eliminations	—	(16.0)	(0.1)	16.0	(100.0)%	0.1	(100.0)%
Consolidated	$1,040.3	$908.1	$950.7	$132.2	14.6%	$89.6	9.4%

Gross Profit
Cryo Tank Solutions	$33.4	$28.8	$32.8	$4.6	16.0%	$0.6	1.8%
Heat Transfer Systems	60.8	67.3	70.1	(6.5)	(9.7)%	(9.3)	(13.3)%
Specialty Products	80.8	61.0	58.9	19.8	32.5%	21.9	37.2%
Repair, Service & Leasing	176.6	123.5	140.5	53.1	43.0%	36.1	25.7%
Consolidated	$351.6	$280.6	$302.3	$71.0	25.3%	$49.3	16.3%

Gross Profit Margin
Cryo Tank Solutions	20.2%	18.9%	20.5%
Heat Transfer Systems	25.7%	28.5%	27.6%
Specialty Products	29.1%	25.8%	24.9%
Repair, Service & Leasing	49.0%	41.3%	46.7%
Consolidated	33.8%	30.9%	31.8%

SG&A Expenses
Cryo Tank Solutions	$15.5	$17.5	$16.9	$(2.0)	(11.4)%	$(1.4)	(8.3)%
Heat Transfer Systems	10.7	12.9	13.9	(2.2)	(17.1)%	(3.2)	(23.0)%
Specialty Products	20.7	30.5	28.7	(9.8)	(32.1)%	(8.0)	(27.9)%
Repair, Service & Leasing	42.8	40.5	39.5	2.3	5.7%	3.3	8.4%
Corporate	46.5	39.3	42.5	7.2	18.3%	4.0	9.4%
Consolidated	$136.2	$140.7	$141.5	$(4.5)	(3.2)%	$(5.3)	(3.7)%

SG&A Expenses (% of Sales)
Cryo Tank Solutions	9.4%	11.5%	10.6%
Heat Transfer Systems	4.5%	5.5%	5.5%
Specialty Products	7.5%	12.9%	12.1%
Repair, Service & Leasing	11.9%	13.6%	13.1%
Consolidated	13.1%	15.5%	14.9%

	Three Months Ended			Current Quarter vs. Prior Year Same Quarter		Current Quarter vs. Prior Sequential Quarter
	June 30, 2024	June 30, 2023	March 31, 2024	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Operating Income (Loss)
Cryo Tank Solutions	$16.0	$10.5	$14.0	$5.5	52.4%	$2.0	14.3%
Heat Transfer Systems (1)	45.1	49.8	51.2	(4.7)	(9.4)%	(6.1)	(11.9)%
Specialty Products	55.0	29.1	25.1	25.9	89.0%	29.9	119.1%
Repair, Service & Leasing	98.0	45.6	65.1	52.4	114.9%	32.9	50.5%
Corporate	(46.3)	(39.3)	(42.5)	(7.0)	17.8%	(3.8)	8.9%
Consolidated	$167.8	$95.7	$112.9	$72.1	75.3%	$54.9	48.6%

Operating Margin
Cryo Tank Solutions	9.7%	6.9%	8.8%
Heat Transfer Systems	19.1%	21.1%	20.2%
Specialty Products	19.8%	12.3%	10.6%
Repair, Service & Leasing	27.2%	15.3%	21.6%
Consolidated	16.1%	10.5%	11.9%
_______________
(1)Includes deal-related and integration costs of $7.4 for the three months ended June 30, 2024 and $11.3 and $6.5 for the three months ended June 30, 2023 and March 31, 2024, respectively.
Results of Operations for the Three Months Ended June 30, 2024 and 2023, and March 31, 2024
Sales for the second quarter of 2024 compared to the same quarter in 2023 increased by $132.2 million, from $908.1 million to $1,040.3 million, or 14.6%, and increased by $89.6 million, from $950.7 million to $1,040.3 million, or 9.4%, compared to the three months ended March 31, 2024. The increase compared to the same quarter in 2023 was primarily driven by the increased sales in Repairs, Service & Leasing as well as increased sales in Specialty Products. The increase compared to the first quarter 2024 was driven by continued growth in our Specialty Products and Repairs, Service & Leasing segments.
Gross profit was $351.6 million for the second quarter of 2024, an increase of $71.0 million, or 25.3%, compared to $280.6 million for the same quarter in 2023 and an increase of $49.3 million or 16.3% compared to $302.3 million for the first quarter in 2024. The increase in gross profit compared to the same quarter in 2023 and first quarter of 2024 was largely driven by increased gross profit in the Specialty Products and Repairs, Service & Leasing segments. Gross profit margin of 33.8% for the second quarter of 2024, was an increase of 290 basis points from 30.9% in the second quarter of 2023 and a 200 basis points increase from the first quarter of 2024. The increases compared to the same quarter 2023 and the first quarter of 2024 were primarily driven by the Specialty Products and Repairs, Service & Leasing segments.
Consolidated SG&A expenses decreased by $4.5 million or 3.2% during the second quarter of 2024 compared to the same quarter in 2023.
Amortization expense increased by $3.4 million to $47.6 million for the second quarter of 2024, compared to $44.2 million for the same quarter of 2023.

Interest Expense, Net
The following table presents the components of interest expense, net (dollars in millions):

	Three Months Ended June 30,
	2024	2023
Interest expense term loan due March 2030	$35.8	$34.2
Interest expense senior secured notes due 2030	27.3	27.4
Interest expense senior unsecured notes due 2031	12.2	12.1
Interest expense senior secured revolving credit facility due April 2029	7.7	11.8
Interest expense convertible notes due November 2024	0.6	0.7
Financing cost amortization	4.7	4.4
Interest income	(2.5)	(1.7)
Capitalized interest	(2.0)	(0.5)
Discontinued operations interest expense, net	—	(5.9)
Other	0.5	1.4
Interest expense, net	$84.3	$83.9
Interest expense, net has increased by $0.4 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
Financing costs amortization was $4.7 million and $4.4 million for the three months ended June 30, 2024 and 2023, respectively. The increase of $0.3 million was primarily due amendments made to our credit agreement, which increased deferred debt issuance costs.
Income Tax Expense
Income tax expense of $15.5 million and $2.4 million for the three months ended June 30, 2024 and 2023, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 19.4% and 22.9%, respectively. The effective income tax rate of 19.4% for the three months ended June 30, 2024 differed from the U.S. federal statutory rate of 21% primarily due to income earned by certain of our foreign entities being taxed at higher rates than the U.S. federal statutory rate and withholding taxes on foreign earnings not permanently reinvested offset by the release of valuation allowances and research and development credits.
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
Net Income Attributable to Chart Industries, Inc. from Continuing Operations
As a result of the foregoing, net income attributable to Chart Industries, Inc. from continuing operations for the three months ended June 30, 2024 and 2023 was $58.8 million and $6.6 million, respectively.
Discontinued Operations
The financial results of the Roots business are reflected in our consolidated financial statements as discontinued operations for three months ended June 30, 2023. For further information, refer to Note 2, “Discontinued Operations and Other Businesses Sold” of our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report.

Consolidated Results for the Six Months Ended June 30, 2024 and 2023
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the six months ended June 30, 2024 and 2023 (dollars in millions). The following financial data includes results of Howden from the March 17, 2023 date of acquisition and excludes the Roots business financial results for our entire ownership period of March 17, 2023 through August 18, 2023.
Selected Financial Information

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2024	June 30, 2023	Variance ($)	Variance (%)
Sales
Cryo Tank Solutions	$325.2	$276.2	$49.0	17.7%
Heat Transfer Systems	490.3	403.5	86.8	21.5%
Specialty Products	514.1	362.9	151.2	41.7%
Repair, Service & Leasing	661.5	417.2	244.3	58.6%
Intersegment eliminations	(0.1)	(20.2)	20.1	(99.5)%
Consolidated	$1,991.0	$1,439.6	$551.4	38.3%

Gross Profit
Cryo Tank Solutions	$66.2	$50.3	$15.9	31.6%
Heat Transfer Systems	130.9	108.6	22.3	20.5%
Specialty Products	139.7	96.9	42.8	44.2%
Repair, Service & Leasing	317.1	174.1	143.0	82.1%
Consolidated	$653.9	$429.9	$224.0	52.1%

Gross Profit Margin
Cryo Tank Solutions	20.4%	18.2%
Heat Transfer Systems	26.7%	26.9%
Specialty Products	27.2%	26.7%
Repair, Service & Leasing	47.9%	41.7%
Consolidated	32.8%	29.9%

SG&A Expenses
Cryo Tank Solutions	$32.4	$32.8	$(0.4)	(1.2)%
Heat Transfer Systems	24.6	21.9	2.7	12.3%
Specialty Products	49.4	37.4	12.0	32.1%
Repair, Service & Leasing	82.3	50.3	32.0	63.6%
Corporate	89.0	91.2	(2.2)	(2.4)%
Consolidated	$277.7	$233.6	$44.1	18.9%

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2024	June 30, 2023	Variance ($)	Variance (%)
SG&A Expenses % of Sales
Cryo Tank Solutions	10.0%	11.9%
Heat Transfer Systems	5.0%	5.4%
Specialty Products	9.6%	10.3%
Repair, Service & Leasing	12.4%	12.1%
Consolidated	13.9%	16.2%

Operating Income (Loss)
Cryo Tank Solutions	$30.0	$14.8	$15.2	102.7%
Heat Transfer Systems	96.3	77.1	19.2	24.9%
Specialty Products	80.1	50.9	29.2	57.4%
Repair, Service & Leasing	163.1	78.7	84.4	107.2%
Corporate (1)	(88.8)	(91.2)	2.4	(2.6)%
Consolidated	$280.7	$130.3	$150.4	115.4%

Operating Margin
Cryo Tank Solutions	9.2%	5.4%
Heat Transfer Systems	19.6%	19.1%
Specialty Products	15.6%	14.0%
Repair, Service & Leasing	24.7%	18.9%
Consolidated	14.1%	9.1%
_______________
(1)Includes deal-related and integration costs of $13.9 and $93.0 for the six months ended June 30, 2024 and 2023, respectively.
Results of Operations for the Six Months Ended June 30, 2024 and 2023
Sales for the first six months of 2024 compared to the same period in 2023 increased by $551.4 million, from $1,439.6 million to $1,991.0 million primarily driven by the sales contribution from the Howden Acquisition and strong sales in our Repair, Service & Leasing and Specialty Products segments.
Gross profit increased during the first six months of 2024 compared to the first six months of 2023 by $224.0 million or 52.1%, while gross profit margin of 32.8% for the first six months of 2024 increased from 29.9% in the first six months of 2023. The increase in gross profit margin for the first six months of 2024 compared to the same period in 2023 was primarily driven by increasing project work, aftermarket service and repair and achievement of cost synergies. Restructuring costs recorded to cost of sales were $0.7 million and $0.0 million for the six months ended June 30, 2024 and 2023, respectively.
Consolidated SG&A expenses increased by $44.1 million or 18.9% during the first six months of 2024 compared to the same period in 2023 primarily driven by the inclusion of Howden SG&A expenses in the current period. Additionally the Company recognized higher restructuring costs recorded to consolidated SG&A expenses, which were $8.7 million and $7.0 million for the six months ended June 30, 2024 and 2023, respectively.

Interest Expense, Net and Financing Costs Amortization
The following table presents the components of interest expense, net (dollars in millions):

	Six Months Ended June 30,
	2024	2023
Interest expense term loan due March 2030	$71.6	$39.7
Interest expense senior secured notes due 2030	54.1	54.8
Interest expense senior unsecured notes due 2031	24.0	24.2
Interest expense senior secured revolving credit facility due April 2029	14.6	14.4
Interest expense convertible notes due November 2024	1.5	1.3
Financing cost amortization	9.4	7.2
Interest income	(4.7)	(23.0)
Capitalized interest	(4.0)	(1.4)
Discontinued operations interest expense, net	—	(5.9)
Other	1.6	0.9
Interest expense, net	$168.1	$112.2
The increase in interest expense, net, is primarily due to higher borrowings outstanding, specifically our term loan, drawn on March 17, 2023 for the Howden Acquisition and an additional incremental term loan drawn on June 30, 2023, compared to borrowings outstanding during the six months ended June 30, 2023. Interest expense, net for the six months ended June 30, 2023, included $23.0 million in interest income earned from deposits of proceeds from the senior secured notes due 2030, senior unsecured notes due 2031, common stock and preferred stock offerings into interest bearing accounts until the consummation of the Howden Acquisition.
Financing costs amortization was $9.4 million for the six months ended June 30, 2024 as compared to $7.2 million for the six months ended June 30, 2023. The increase of $2.2 million was primarily due to the amendment of our senior secured revolving credit facility due April 2029 as well as the issuance of incremental term loans on March 17, 2023 and June 30, 2023, which increased deferred debt issuance costs.
Income Tax Expense (Benefit)
Income tax (benefit) expense of $24.3 million and $(4.3) million for the six months ended June 30, 2024 and 2023, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 23.0% and 39.1%, respectively. The effective income tax rate of 23.0% for the six months ended June 30, 2024 differed from the U.S. federal statutory rate of 21% primarily due to income earned by our certain foreign entities being taxed at higher rates than the U.S. federal statutory rate, the U.S. taxation of international operations with the expanded global footprint and transaction costs from the Howden Acquisition offset by research and development credits and excess tax benefits associated with share-based compensation.
The effective income tax rate of 39.1% for the six months ended June 30, 2023 differed from the U.S. federal statutory rate of 21% primarily due to one-time impacts from acquisitions and income earned by our certain foreign entities being taxed at higher rates than the U.S. federal statutory rate, offset by research and development credits and excess tax benefits associated with share-based compensation.
Net Income (Loss) Attributable to Chart Industries, Inc. from Continuing Operations
As a result of the foregoing, net income (loss) attributable to Chart Industries, Inc. for the six months ended June 30, 2024 and 2023 was $72.3 million and $(9.3) million, respectively.
Segment Results
Our reportable and operating segments include: Cryo Tank Solutions, Heat Transfer Systems, Specialty Products and Repair, Service & Leasing. Corporate includes operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, risk management and share-based compensation expenses. Corporate support functions are not allocated to the segments. For further information, refer to Note 3, “Reportable Segments” of our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report. The following tables include key metrics used to evaluate our business and measure our performance and represent selected financial data for our operating segments for the three months ended June 30, 2024 and 2023 (dollars in millions):
Cryo Tank Solutions — Results of Operations for the Three Months Ended June 30, 2024 and 2023

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	June 30, 2024	June 30, 2023	Variance ($)	Variance (%)
Sales	$165.5	$152.7	$12.8	8.4%
Gross Profit	33.4	28.8	4.6	16.0%
Gross Profit Margin	20.2%	18.9%
SG&A Expenses	$15.5	$17.5	$(2.0)	(11.4)%
SG&A Expenses (% of Sales)	9.4%	11.5%
Operating Income	$16.0	$10.5	$5.5	52.4%
Operating Margin	9.7%	6.9%
For the second quarter of 2024, Cryo Tank Solutions net sales increased by $12.8 million as compared to the same quarter in 2023. The increase is primarily driven by increased demand in engineered and mobile equipment tanks.
During the second quarter of 2024, Cryo Tank Solutions segment gross profit increased by $4.6 million as compared to the same quarter in 2023, and gross profit margin increased by 130 basis points. The increase in gross profit was driven by both higher sales in engineered tanks & systems and mobile equipment as well as a higher mix of overall sales in mobile equipment.
Cryo Tank Solutions segment SG&A expenses decreased by $2.0 million during the second quarter of 2024 as compared to the same quarter in 2023. The decrease in SG&A expenses was mainly due to cost synergies achieved.
Cryo Tank Solutions — Results of Operations for the Six Months Ended June 30, 2024 and 2023

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2024	June 30, 2023	Variance ($)	Variance (%)
Sales	$325.2	$276.2	$49.0	17.7%
Gross Profit	66.2	50.3	15.9	31.6%
Gross Profit Margin	20.4%	18.2%
SG&A Expenses	$32.4	$32.8	$(0.4)	(1.2)%
SG&A Expenses (% of Sales)	10.0%	11.9%
Operating Income	$30.0	$14.8	$15.2	102.7%
Operating Margin	9.2%	5.4%
For the first six months of 2024, Cryo Tank Solutions sales increased by $49.0 million compared to the same period in 2023. This increase is primarily driven by increased demand in bulk tanks, rail cars and increased demand in North America and Europe.
During the first six months of 2024, Cryo Tank Solutions segment gross profit increased by $15.9 million as compared to the same period in 2023, and the gross profit margin increased by 220 basis points. The increase in gross profit is largely attributed to the increased sales and related gross profit margin increase is largely driven by a lower portion of sales in traditional storage equipment.
Cryo Tank Solutions segment SG&A expenses decreased by $0.4 million during the first six months of 2024 as compared to the same period in 2023. The decrease in SG&A expenses was mainly due to cost synergies achieved.

Heat Transfer Systems — Results of Operations for the Three Months Ended June 30, 2024 and 2023

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	June 30, 2024	June 30, 2023	Variance ($)	Variance (%)
Sales	$236.7	$236.0	$0.7	0.3%
Gross Profit	60.8	67.3	(6.5)	(9.7)%
Gross Profit Margin	25.7%	28.5%
SG&A Expenses	$10.7	$12.9	$(2.2)	(17.1)%
SG&A Expenses (% of Sales)	4.5%	5.5%
Operating Income	$45.1	$49.8	$(4.7)	(9.4)%
Operating Margin	19.1%	21.1%
For the second quarter of 2024, Heat Transfer Systems segment sales increased by $0.7 million as compared to the same quarter in 2023.
During the second quarter of 2024, Heat Transfer Systems segment gross profit decreased by $6.5 million as compared to the same quarter in 2023, and gross profit margin decreased by 280 basis points. The decrease in gross profit was primarily due to a mix of projects as well as higher material costs.
Heat Transfer Systems segment SG&A expenses decreased by $2.2 million during the second quarter of 2024 as compared to the same quarter in 2023. The decrease in SG&A expenses was mainly due to cost synergies achieved.
Heat Transfer Systems — Results of Operations for the Six Months Ended June 30, 2024 and 2023

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2024	June 30, 2023	Variance ($)	Variance (%)
Sales	$490.3	$403.5	$86.8	21.5%
Gross Profit	130.9	108.6	22.3	20.5%
Gross Profit Margin	26.7%	26.9%
SG&A Expenses	$24.6	$21.9	$2.7	12.3%
SG&A Expenses (% of Sales)	5.0%	5.4%
Operating Income (Loss)	$96.3	$77.1	$19.2	24.9%
Operating Margin	19.6%	19.1%
For the first six months of 2024, Heat Transfer Systems segment sales increased by $86.8 million as compared to the same period in 2023. The increase in sales was driven primarily by increased sales in traditional energy and industrial markets.
During the first six months of 2024, Heat Transfer Systems segment gross profit increased by $22.3 million as compared to the same period in 2023 primarily due to the increase in sales and gross profit margin decreased by 20 basis points largely due to project mix.
Heat Transfer Systems segment SG&A expenses increased by $2.7 million during the first six months of 2024 as compared to the same period in 2023 mainly due to the acquired Howden business.

Specialty Products — Results of Operations for the Three Months Ended June 30, 2024 and 2023

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	June 30, 2024	June 30, 2023	Variance ($)	Variance (%)
Sales	$277.6	$236.7	$40.9	17.3%
Gross Profit	80.8	61.0	19.8	32.5%
Gross Profit Margin	29.1%	25.8%
SG&A Expenses	$20.7	$30.5	$(9.8)	(32.1)%
SG&A Expenses (% of Sales)	7.5%	12.9%
Operating Income	$55.0	$29.1	$25.9	89.0%
Operating Margin	19.8%	12.3%
Specialty Products segment sales increased by $40.9 million during the second quarter of 2024 as compared to the same quarter in 2023. The increase in Specialty Products sales was driven by increased sales in hydrogen, space and water treatment solutions.
Specialty Products segment gross profit increased by $19.8 million during the second quarter of 2024 as compared to the same quarter in 2023 largely due to the higher sales volume, while gross profit margin increased by 330 basis points due to project mix and lower costs.
Specialty Products segment SG&A expenses decreased by $9.8 million during the second quarter of 2024 as compared to the same quarter in 2023 primarily driven by cost synergies achieved.
Specialty Products — Results of Operations for the Six Months Ended June 30, 2024 and 2023

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2024	June 30, 2023	Variance ($)	Variance (%)
Sales	$514.1	$362.9	$151.2	41.7%
Gross Profit	139.7	96.9	42.8	44.2%
Gross Profit Margin	27.2%	26.7%
SG&A Expenses	$49.4	$37.4	$12.0	32.1%
SG&A Expenses (% of Sales)	9.6%	10.3%
Operating Income	$80.1	$50.9	$29.2	57.4%
Operating Margin	15.6%	14.0%
Specialty Products segment sales increased by $151.2 million during the first six months of 2024 as compared to the same period in 2023. The increase in Specialty Products sales was driven by the inclusion of the acquired Howden business in the current period and also conversion of backlog relative to hydrogen applications.
Specialty Products segment gross profit increased by $42.8 million during the first six months of 2024 as compared to the same period in 2023 primarily due to higher volume as a result of the Howden Acquisition.
Specialty Products segment SG&A expenses increased by $12.0 million during the first six months of 2024 as compared to the same period in 2023 primarily driven by the acquired Howden business.

Repair, Service & Leasing — Results of Operations for the Three Months Ended June 30, 2024 and 2023

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	June 30, 2024	June 30, 2023	Variance ($)	Variance (%)
Sales	$360.5	$298.7	$61.8	20.7%
Gross Profit	176.6	123.5	53.1	43.0%
Gross Profit Margin	49.0%	41.3%
SG&A Expenses	$42.8	$40.5	$2.3	5.7%
SG&A Expenses (% of Sales)	11.9%	13.6%
Operating Income	$98.0	$45.6	$52.4	114.9%
Operating Margin	27.2%	15.3%
For the second quarter of 2024, Repair, Service & Leasing segment sales increased by $61.8 million as compared to the same quarter in 2023. The increase is primarily driven by continued strong demand for the combined business’ solutions.
During the second quarter of 2024, Repair, Service & Leasing segment gross profit increased by $53.1 million as compared to the same quarter in 2023, and gross profit margin increased by 770 basis points. The increase in gross profit and gross profit margin was driven by continued commercial and cost synergies achieved, as well as record field service work, which commanded higher margins.
Repair, Service & Leasing segment SG&A expenses during the second quarter of 2024 remained consistent with the second quarter of 2023.
Repair, Service & Leasing — Results of Operations for the Six Months Ended June 30, 2024 and 2023

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2024	June 30, 2023	Variance ($)	Variance (%)
Sales	$661.5	$417.2	$244.3	58.6%
Gross Profit	317.1	174.1	143.0	82.1%
Gross Profit Margin	47.9%	41.7%
SG&A Expenses	$82.3	$50.3	$32.0	63.6%
SG&A Expenses (% of Sales)	12.4%	12.1%
Operating Income	$163.1	$78.7	$84.4	107.2%
Operating Margin	24.7%	18.9%
For the first six months of 2024, Repair, Service & Leasing segment sales increased by $244.3 million as compared to the same period in 2023. This increase is primarily due to the Howden Acquisition reflected in the current period.
During the first six months of 2024, Repair, Service & Leasing segment gross profit increased by $143.0 million as compared to the same period in 2023, and gross profit margin increased by 620 basis points. The increase in gross profit and gross profit margin was driven by Howden.
Repair, Service & Leasing segment SG&A expenses increased by $32.0 million during the first six months of 2024 as compared to the same period in 2023, driven by the inclusion of the Howden Acquisition in the current period and restructuring associated with the acquisition integration.
Corporate
Corporate SG&A expenses increased by $7.2 million during the second quarter of 2024 as compared to the same quarter in 2023, driven by increased centralization of IT spend and ongoing integration activities. Corporate SG&A expenses decreased by $2.2 million in the first six months of 2024 compared to the same period in 2023, this is primarily due to lower spend on professional services, partially offset by increased payroll costs due to the comparative period only including Howden employees from March 17, 2023.

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
Sources and Uses of Cash
Our cash, cash equivalents, restricted cash, and restricted cash equivalents totaled $250.6 million at June 30, 2024, an increase of $49.5 million from the balance at December 31, 2023. Our foreign subsidiaries held cash of approximately $226.7 million and $170.1 million, at June 30, 2024, and December 31, 2023, respectively. No material restrictions exist to accessing cash held by our foreign subsidiaries. Cash equivalents are primarily invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations, and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization, and in the case of cash equivalents in China, obligations of local banks. We believe that our existing cash and cash equivalents, funds available under our senior secured revolving credit facility due April 2029 or other financing alternatives, and cash provided by operations will be sufficient to meet our normal working capital needs, capital expenditures and investments for the foreseeable future.
Cash provided by operating activities was $21.0 million for the six months ended June 30, 2024, a decrease of $38.5 million compared to cash provided by operating activities of $59.5 million for the six months ended June 30, 2023 primarily due to higher interest payments in the current period and timing of progress billings.
Cash used in investing activities was $95.6 million and $4,397.8 million for the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, we used $74.2 million for capital expenditures and $13.1 million mainly for investments in Hy24. During the six months ended June 30, 2023, we used $4,339.8 million for the Howden Acquisition and $52.3 million for capital expenditures and $2.6 million mainly for an investment in Hylium Industries.
Cash provided by financing activities was $126.9 million and $1,933.4 million for the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, we borrowed $1,484.8 million and repaid $1,336.3 million in borrowings on our revolving credit facility and paid $13.6 million of dividends on our mandatory convertible preferred stock. During the six months ended June 30, 2023, we borrowed incremental term loans in the aggregate principal amount of $1,534.8 million, in connection with the Howden Acquisition, and borrowed incremental term loans in the aggregate principal of $250.0 million, for general corporate purposes. During the six months ended June 30, 2023, we borrowed $722.8 million on our revolving credit facilities and raised $11.7 million in proceed of common stock, primarily to fund the Howden Acquisition and repaid $384.8 million in borrowings on our revolving credit facilities. During the six months ended June 30, 2023 we also paid $133.4 million in debt issuance costs and $13.7 million of dividends on our mandatory convertible preferred stock.
Cash Requirements
We do not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2024. Management anticipates we will be able to satisfy cash requirements for our ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities.
As described in Note 9, “Debt and Credit Arrangements” to our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report, our 2024 Notes mature on November 15, 2024, unless earlier converted or repurchased. As of July 1, 2024 and through the maturity date, the 2024 Notes continue to be convertible at the option of the holder. There have been no significant conversions as of the date of this filing. We are evaluating various refinancing alternatives for the maturing 2024 Notes, including various credit and capital markets sources, as well as existing sources of liquidity.
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, that we have not recognized as revenue and excludes unexercised contract options and potential orders. Our backlog as of June 30, 2024 was $4,426.0 million, compared to $3,964.9 million as of June 30, 2023 and $4,331.1 million as of March 31, 2024.

The tables below represent orders received and backlog by segment for the periods indicated (dollars in millions):

	Three Months Ended
	June 30, 2024	June 30, 2023	March 31, 2024
Orders
Cryo Tank Solutions	$159.0	$155.0	$159.3
Heat Transfer Systems	269.6	302.2	237.3
Specialty Products	423.7	293.2	391.3
Repair, Service & Leasing	312.4	319.7	333.9
Intersegment eliminations	—	(7.0)	(0.2)
Consolidated	$1,164.7	$1,063.1	$1,121.6

	As of
	June 30, 2024	June 30, 2023	March 31, 2024
Backlog
Cryo Tank Solutions	$358.2	$452.7	$367.5
Heat Transfer Systems	1,709.7	1,708.9	1,685.9
Specialty Products	1,806.4	1,259.6	1,678.2
Repair, Service & Leasing	562.7	580.7	611.3
Intersegment eliminations	(11.0)	(37.0)	(11.8)
Consolidated	$4,426.0	$3,964.9	$4,331.1
Cryo Tank Solutions segment orders for the three months ended June 30, 2024 were $159.0 million compared to $155.0 million for the three months ended June 30, 2023 and $159.3 million for the three months ended March 31, 2024. The increase in Cryo Tank Solutions segment orders during the three months ended June 30, 2024 when compared to the same quarter last year was primarily driven by higher orders in our mobile equipment. Cryo Tank Solutions segment backlog at June 30, 2024 totaled $358.2 million compared to $452.7 million as of June 30, 2023 and $367.5 million as of March 31, 2024.
Heat Transfer Systems segment orders for the three months ended June 30, 2024 were $269.6 million compared to $302.2 million for the three months ended June 30, 2023 and $237.3 million for the three months ended March 31, 2024. The decrease in orders from the three months ended June 30, 2023 was mainly driven by a number of large big LNG orders that did not repeat in the second quarter of 2024. The increase in orders from the first quarter of 2024 was driven by growth in our air exchanger equipment and traditional markets. Heat Transfer Systems segment backlog at June 30, 2024 totaled $1,709.7 million, as compared to $1,708.9 million and $1,685.9 million as of June 30, 2023 and March 31, 2024, respectively.
Specialty Products segment orders for the three months ended June 30, 2024 were $423.7 million compared to $293.2 million for the three months ended June 30, 2023 and $391.3 million for the three months ended March 31, 2024. The increase in Specialty Products segment orders during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was mainly driven by increased orders in hydrogen & helium and carbon capture solutions. The increase in Specialty Products segment orders during the three months ended June 30, 2024 as compared to the three months ended March 31, 2024 was mainly driven by increased orders in water treatment, carbon capture and infrastructure orders. Specialty Products segment backlog totaled a record $1,806.4 million as of June 30, 2024, compared to $1,259.6 million as of June 30, 2023 and $1,678.2 million as of March 31, 2024.
Repair, Service & Leasing segment orders for the three months ended June 30, 2024 were $312.4 million compared to $319.7 million for the three months ended June 30, 2023 and $333.9 million for the three months ended March 31, 2024. The decrease in orders for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024 was driven by decreased orders in our fans aftermarket business. Repair, Service & Leasing segment backlog totaled $562.7 million as of June 30, 2024, compared to $580.7 million as of June 30, 2023 and $611.3 million as of March 31, 2024.

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
Interest Rate Risk: Our primary interest rate risk exposure results from various floating rate pricing mechanisms contained in our senior secured revolving credit facility due April 2029 and term loans due March 2030. If interest rates were to increase 100 basis points (1 percent) from the weighted-average interest rate for our senior secured revolving credit facility due April 2029 of 7.2% at June 30, 2024, and assuming no changes in the $247.5 million of borrowings outstanding under the senior secured revolving credit facility due April 2029 at June 30, 2024, our additional annual expense would be approximately $2.5 million on a pre-tax basis. If interest rates were to increase 100 basis points (1 percent) from the interest rate for our term loans due March 2030 of 8.7% at June 30, 2024, and assuming no changes in the $1,631.0 million of borrowings outstanding under our term loans due March 2030 at June 30, 2024, our additional annual expense would be approximately $16.3 million on a pre-tax basis.
Foreign Currency Exchange Rate Risk: We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations in the normal course of business, which can impact our financial position, results of operations, cash flow, and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income as reported in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Translation exposure is primarily with the euro, the Czech koruna, the Chinese yuan, the South African rand, the British pound and the Indian rupee. During the second quarter of 2024, the U.S. dollar weakened in relation to the South African Rand by 4% and strengthened against the euro by 1%. There was no notable movement between the U.S. dollar and the Great British pound, Czech Koruna, Indian rupee or Chinese yuan. At June 30, 2024, a hypothetical 10% strengthening of the U.S. dollar would not materially affect our financial statements.
EUR Revolver Borrowings: Additionally, assuming no changes in the euro 78.0 million in EUR Revolver Borrowings outstanding under the senior secured revolving credit facility due April 2029 and an additional 100 basis points (1 percent) strengthening in the U.S dollar in relation to the euro as of the beginning of 2024, during the three months ended June 30, 2024, our additional unrealized foreign currency gain would be approximately $0.8 million on a pre-tax basis.
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
Derivative Instruments: We enter into foreign currency contracts not designated as hedging instruments to mitigate foreign currency risk for anticipated and firmly committed foreign currency transactions. At June 30, 2024, a hypothetical 10% weakening of the U.S. dollar would not materially affect our outstanding foreign exchange forward contracts. We enter into a combination of cross-currency swaps and foreign exchange collars as a net investment hedge of our investments in certain international subsidiaries that use the euro as their functional currency in order to reduce the volatility caused by changes in exchange rates. As disclosed in Note 9, “Debt and Credit Arrangements,” we have an out-of-the-money protective call while writing a put option with a strike price at which the premium received is equal to the premium of the protective call purchased, which involved no initial capital outlay. The call was structured with a strike price higher than our cost basis in such investments, thereby limiting any foreign exchange losses to approximately $11.4 million on a pre-tax basis. We do not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one to three years.
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
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of

June 30, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to our management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2024	—	$—	—	$—
May 1 - 31, 2024	483	153.57	—	—
June 1 - 30, 2024	367	168.86	—	—
Total	850	160.17	—	$—
_______________
(1)Includes shares of common stock surrendered to us during the second quarter of 2024 by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $136,145. The total number of shares repurchased represents the net shares issued to satisfy tax withholding. All such repurchased shares were subsequently retired during the three months ended June 30, 2024.
Item 4. Mine Safety Disclosures
Not applicable.

Item 6.Exhibits
The following exhibits are included with this report:
10.1    Amendment No. 7, dated as of July 2, 2024, which amends that certain Fifth Amended and Restated Credit Agreement, dated as of October 18, 2021 (as amended by Amendment No. 1, dated as of November 21, 2022, Amendment No. 2, dated as of March 16, 2023, Amendment No. 3, dated as of March 17, 2023, Amendment No. 4, dated as of June 30, 2023 and Amendment No. 5, dated as of October 2, 2023, Amendment No. 6, dated as of April 8, 2024 and as otherwise amended, restated, supplemented or otherwise modified prior to the date hereof) (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 3, 2024 (File No. 001-11442)).
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

Chart Industries, Inc.
(Registrant)

Date:	August 2, 2024	By:	/s/ Jillian C. Evanko
Jillian C. Evanko
Chief Executive Officer, President and a Director
(Principal Executive Officer)

Date:	August 2, 2024	By:	/s/ Joseph R. Brinkman
Joseph R. Brinkman
Vice President and Chief Financial Officer
(Principal Financial Officer)