Form 10-Q
period 2024-09-30
CHART INDUSTRIES INC
filed 2024-11-01
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of October 28, 2024, there were 42,811,055 outstanding shares of the Company’s common stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in millions, except per share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$310.2	$188.3
Accounts receivable, less allowances of $5.2 and $5.9, respectively	805.6	758.9
Inventories, net	539.4	576.3
Unbilled contract revenue	680.2	481.7
Prepaid expenses	98.8	74.9
Other current assets	114.1	134.3
Total Current Assets	2,548.3	2,214.4
Property, plant, and equipment, net	888.8	837.6
Goodwill	2,987.7	2,906.8
Identifiable intangible assets, net	2,660.4	2,791.9
Equity method investments	103.9	109.9
Investments in equity securities	116.2	91.2
Other assets	193.1	150.6
TOTAL ASSETS	$9,498.4	$9,102.4

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,010.1	$811.0
Customer advances and billings in excess of contract revenue	366.0	376.6
Accrued salaries, wages, and benefits	66.0	81.5
Accrued interest	74.4	92.5
Accrued income taxes	54.4	60.0
Current portion of warranty reserve	17.5	29.4
Current portion of long-term debt	260.7	258.5
Operating lease liabilities, current	20.4	18.5
Other current liabilities	132.9	138.2
Total Current Liabilities	2,002.4	1,866.2
Long-term debt	3,623.9	3,576.4
Deferred tax liabilities	571.8	568.2
Accrued pension liabilities	7.1	6.7
Operating lease liabilities, non-current	61.7	50.7
Other long-term liabilities	96.1	95.2
Total Liabilities	6,363.0	6,163.4

	September 30, 2024	December 31, 2023
Equity
Preferred stock, par value $0.01 per share, $1,000 aggregate liquidation preference — 10,000,000 shares authorized, 402,500 shares issued and outstanding at both September 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.01 per share — 150,000,000 shares authorized, 42,809,385 and 42,754,241 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	0.4	0.4
Additional paid-in capital	1,883.6	1,872.5
Treasury stock; 760,782 shares at both September 30, 2024 and December 31, 2023	(19.3)	(19.3)
Retained earnings	1,040.6	922.1
Accumulated other comprehensive income	65.9	10.8
Total Chart Industries, Inc. Shareholders’ Equity	2,971.2	2,786.5
Noncontrolling interests	164.2	152.5
Total Equity	3,135.4	2,939.0
TOTAL LIABILITIES AND EQUITY	$9,498.4	$9,102.4
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales	$1,062.5	$897.9	$3,053.5	$2,337.5
Cost of sales	699.9	621.7	2,037.0	1,631.4
Gross profit	362.6	276.2	1,016.5	706.1
Selling, general and administrative expenses	135.7	122.8	413.4	356.4
Amortization expense	48.4	49.0	143.9	115.0
Operating expenses	184.1	171.8	557.3	471.4
Operating income	178.5	104.4	459.2	234.7
Acquisition related finance fees	—	—	—	26.1
Interest expense, net	80.6	90.5	248.7	202.7
Other expense (income)	(2.6)	3.4	4.2	6.4
Income (loss) from continuing operations before income taxes and equity in loss of unconsolidated affiliates, net	100.5	10.5	206.3	(0.5)
Income tax expense (benefit)	26.6	0.1	50.9	(4.2)
Income from continuing operations before equity in (loss) earnings of unconsolidated affiliates, net	73.9	10.4	155.4	3.7
Equity in (loss) earnings of unconsolidated affiliates, net	(0.8)	1.3	(2.4)	2.4
Net income from continuing operations	73.1	11.7	153.0	6.1
Loss from discontinued operations, net of tax	(0.4)	(6.0)	(2.8)	(2.6)
Net income	72.7	5.7	150.2	3.5
Less: Income attributable to noncontrolling interests of continuing operations, net of taxes	3.7	2.3	11.3	6.0
Net income (loss) attributable to Chart Industries, Inc.	$69.0	$3.4	$138.9	$(2.5)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amounts attributable to Chart common shareholders
Income from continuing operations	$69.4	$9.4	$141.7	$0.1
Less: Mandatory convertible preferred stock dividend requirement	6.8	6.8	20.4	20.5
Income (loss) from continuing operations attributable to Chart	62.6	2.6	121.3	(20.4)
Loss from discontinued operations, net of tax	(0.4)	(6.0)	(2.8)	(2.6)
Net income (loss) attributable to Chart common shareholders	$62.2	$(3.4)	$118.5	$(23.0)

Basic earnings per common share attributable to Chart Industries, Inc.
Income (loss) from continuing operations	$1.49	$0.06	$2.89	$(0.49)
Loss from discontinued operations	(0.01)	(0.14)	(0.07)	(0.06)
Net income (loss) attributable to Chart Industries, Inc.	$1.48	$(0.08)	$2.82	$(0.55)
Diluted earnings per common share attributable to Chart Industries, Inc.
Income (loss) from continuing operations	$1.34	$0.05	$2.59	$(0.49)
Loss from discontinued operations	(0.01)	(0.12)	(0.06)	(0.06)
Net income (loss) attributable to Chart Industries, Inc.	$1.33	$(0.07)	$2.53	$(0.55)
Weighted-average number of common shares outstanding:
Basic	42.05	41.98	42.04	41.96
Diluted	46.67	47.61	46.89	41.96

Other comprehensive (loss) income:
Net income	$72.7	$5.7	$150.2	$3.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	156.3	(48.0)	55.5	(46.4)
Pension liability adjustments, net of taxes	0.1	0.2	—	0.5
Other comprehensive income (loss), net of tax	156.4	(47.8)	55.5	(45.9)
Comprehensive income (loss), net of taxes	229.1	(42.1)	205.7	(42.4)
Less: Comprehensive income attributable to noncontrolling interests, net of taxes	4.2	2.4	11.7	5.5
Comprehensive income (loss) attributable to Chart Industries, Inc., net of taxes	$224.9	$(44.5)	$194.0	$(47.9)

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in millions)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$150.2	$3.5
Less: Loss from discontinued operations, net of tax	(2.8)	(2.6)
Net income from continuing operations	153.0	6.1
Adjustments to reconcile net income to net cash provided by operating activities:
Bridge loan facility fees	—	26.1
Depreciation and amortization	200.0	163.2
Employee share-based compensation expense	14.3	9.2
Financing costs amortization	14.2	12.0
Unrealized foreign currency transaction (gain) loss	(5.1)	0.4
Unrealized (gain) loss on investments in equity securities	(10.8)	11.8
Equity in loss (income) of unconsolidated affiliates	2.4	(2.4)
Loss on sale of business	7.8	—
Other non-cash operating activities	3.0	(4.9)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(45.0)	(61.9)
Inventories	24.4	2.6
Unbilled contract revenue	(195.7)	(133.4)
Prepaid expenses and other current assets	(16.4)	34.0
Accounts payable and other current liabilities	109.6	86.2
Customer advances and billings in excess of contract revenue	(13.3)	19.1
Long-term assets and liabilities	(15.2)	(62.0)
Net Cash Provided By Continuing Operating Activities	227.2	106.1
Net Cash Used In Discontinued Operating Activities	(5.6)	(69.2)
Net Cash Provided By Operating Activities	221.6	36.9
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	—	(4,322.3)
Proceeds from sale of business	(6.1)	291.9
Capital expenditures	(100.3)	(115.4)
Investments	(13.1)	(8.8)
Other investing activities	0.4	2.3
Net Cash Used In Continuing Investing Activities	(119.1)	(4,152.3)
Net Cash Used In Discontinued Investing Activities	(2.5)	(2.6)
Net Cash Used In Investing Activities	(121.6)	(4,154.9)

	Nine Months Ended September 30,
	2024	2023
FINANCING ACTIVITIES
Borrowings on credit facilities	2,286.7	1,334.3
Repayments on credit facilities	(2,246.5)	(1,234.3)
Borrowings on term loan	—	1,747.2
Repayments on term loan	—	(8.2)
Payments for debt issuance costs	(10.1)	(133.5)
Payment of contingent consideration	—	(4.4)
Proceeds from issuance of common stock, net	—	11.7
Proceeds from exercise of stock options	0.4	0.9
Common stock repurchases from share-based compensation plans	(3.3)	(3.0)
Dividend distribution to noncontrolling interests	—	(12.2)
Dividends paid on mandatory convertible preferred stock	(20.4)	(20.5)
Net Cash Provided By Financing Activities	6.8	1,678.0
Effect of exchange rate changes on cash and cash equivalents	4.6	(0.4)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents including cash classified within current assets held for sale	111.4	(2,440.4)
Less: net increase in cash classified within current assets held for sale	—	(5.0)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	111.4	(2,445.4)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period (1)	201.1	2,605.3
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD (1)	$312.5	$159.9

(1)Includes restricted cash and restricted cash equivalents of $2.3 and $12.8 classified within other current assets as of September 30, 2024 and December 31, 2023, respectively, and $12.8 and $1,941.7 as of September 30, 2023 and December 31, 2022, respectively.

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Dollars in millions)

	Common Stock		Preferred Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests
	Shares Outstanding	Amount	Shares Outstanding	Amount		Treasury Stock	Retained Earnings			Total Equity
Balance at December 31, 2023	42.75	$0.4	0.4	$—	$1,872.5	$(19.3)	$922.1	$10.8	$152.5	$2,939.0
Net income	—	—	—	—	—	—	11.3	—	3.3	14.6
Other comprehensive loss	—	—	—	—	—	—	—	(55.7)	—	(55.7)
Share-based compensation expense	—	—	—	—	6.0	—	—	—	—	6.0
Common stock issued from share-based compensation plans	0.07	—	—	—	0.3	—	—	—	—	0.3
Common stock repurchases from share-based compensation plans	(0.02)	—	—	—	(3.0)	—	—	—	—	(3.0)
Preferred stock dividend	—	—	—	—	—	—	(6.8)	—	—	(6.8)
Other	—	—	—	—	—	—	(0.1)	—	—	(0.1)
Balance at March 31, 2024	42.80	$0.4	0.4	$—	$1,875.8	$(19.3)	$926.5	$(44.9)	$155.8	$2,894.3
Net income	—	—	—	—	—	—	58.6	—	4.3	62.9
Other comprehensive loss	—	—	—	—	—	—	—	(45.1)	(0.1)	(45.2)
Share-based compensation expense	—	—	—	—	4.1	—	—	—	—	4.1
Common stock issued from share-based compensation plans	—	—	—	—	0.1	—	—	—	—	0.1
Common stock repurchases from share-based compensation plans	—	—	—	—	(0.2)	—	—	—	—	(0.2)
Preferred stock dividend		—	—	—	—	—	(6.8)	—	—	(6.8)
Other	—	—	—	—	(0.1)	—		—	—	(0.1)
Balance at June 30, 2024	42.80	$0.4	0.4	$—	$1,879.7	$(19.3)	$978.3	$(90.0)	$160.0	$2,909.1
Net income	—	—	—	—	—	—	69.0	—	3.7	72.7
Other comprehensive income	—	—	—	—	—	—	—	155.9	0.5	156.4
Share-based compensation expense	—	—	—	—	4.2	—	—	—	—	4.2
Common stock issued from share-based compensation plans	0.01	—	—	—	—	—	—	—	—	—
Common stock repurchases from share-based compensation plans	—	—	—	—	(0.3)	—	—	—	—	(0.3)
Preferred stock dividend	—	—	—	—	—	—	(6.8)	—	—	(6.8)
Other	—	—	—	—	—	—	0.1	—	—	0.1
Balance at September 30, 2024	42.81	$0.4	0.4	$—	$1,883.6	$(19.3)	$1,040.6	$65.9	$164.2	$3,135.4

	Common Stock		Preferred Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Non-controlling Interests
	Shares Outstanding	Amount	Shares Outstanding	Amount		Treasury Stock	Retained Earnings			Total Equity
Balance at December 31, 2022	42.56	$0.4	0.4	$—	$1,850.2	$(19.3)	$902.2	$(58.0)	$8.8	$2,684.3
Net (loss) income	—	—	—	—	—	—	(15.0)	—	0.7	(14.3)
Other comprehensive income	—	—	—	—	—	—	—	4.1	—	4.1
Common stock issuance, net of equity issuance costs	0.11	—	—	—	11.7	—	—	—	—	11.7
Share-based compensation expense	—	—	—	—	4.0	—	—	—	—	4.0
Common stock issued from share-based compensation plans	0.08	—	—	—	0.1	—	—	—	—	0.1
Common stock repurchases from share-based compensation plans	(0.02)	—	—	—	(2.6)	—	—	—	—	(2.6)
Preferred stock dividend	—	—			—	—	(6.9)	—	—	(6.9)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	26.5	26.5
Other	—	—	—	—	—	—	(0.2)	—	0.2	—
Balance at March 31, 2023	42.73	$0.4	0.4	$—	$1,863.4	$(19.3)	$880.1	$(53.9)	$36.2	$2,706.9
Net income	—	—	—	—	—	—	9.1	—	3.0	12.1
Other comprehensive loss	—	—	—	—	—	—	—	(1.5)	(0.6)	(2.1)
Share-based compensation expense	—	—	—	—	2.6	—	—	—	—	2.6
Common stock issued from share-based compensation plans	—	—	—	—	0.1	—	—	—	—	0.1
Common stock repurchases from share-based compensation plans	—	—	—	—	(0.1)	—	—	—	—	(0.1)
Preferred stock dividend	—	—	—	—	—	—	(6.8)	—	—	(6.8)
Dividend distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(8.4)	(8.4)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	102.8	102.8
Other	—	—	—	—	—	—	0.1	—	—	0.1
Balance at June 30, 2023	42.73	$0.4	0.4	$—	$1,866.0	$(19.3)	$882.5	$(55.4)	$133.0	$2,807.2

Net income	—	—	—	—	—	—	3.4	—	2.3	5.7
Other comprehensive (loss) income	—	—	—	—	—	—	—	(47.9)	0.1	(47.8)
Share-based compensation expense	—	—	—	—	2.6	—	—	—	—	2.6
Common stock issued from share-based compensation plans	0.02	—	—	—	0.7	—	—	—	—	0.7
Common stock repurchases from share-based compensation plans	—	—	—	—	(0.3)	—	—	—	—	(0.3)
Preferred stock dividend	—	—	—	—	—	—	(6.8)	—	—	(6.8)
Dividend distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(3.8)	(3.8)
Balance at September 30, 2023	42.75	$0.4	0.4	$—	$1,869.0	$(19.3)	$879.1	$(103.3)	$131.6	$2,757.5

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2024
(Dollars and shares in millions, except per share amounts)

NOTE 1 — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its consolidated subsidiaries (herein referred to as the “Company,” “Chart,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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
Reclassifications: Certain amounts have been reclassified within the condensed consolidated statement of cash flows for the nine months ended September 30, 2023 to conform with the current period presentation.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2024
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
NOTE 2 — Discontinued Operations and Other Businesses Sold
Roots™ Divestiture
On June 11, 2023, we signed a definitive agreement to divest our Roots business, which we acquired as part of the Howden Acquisition, to Ingersoll Rand Inc. (New York Stock Exchange: IR) (“buyer”) for a base purchase price of $300.0, subject to customary adjustments. The sale was completed on August 18, 2023 with proceeds totaling $291.9 before customary estimated closing working capital adjustments, which are complete. The purchase price was subject to a final net working capital adjustment of $2.5, settled in the first quarter of 2024.
We previously determined that our Roots business qualified for discontinued operations and as such, the financial results of the Roots business are reflected in our unaudited condensed consolidated statements of operations and comprehensive income (loss) as discontinued operations for our entire ownership period of March 17, 2023 through August 18, 2023.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

Summarized Financial Information of Discontinued Operations
The following table represents (loss) income from discontinued operations, net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales	$—	$17.5	$—	$58.8
Cost of sales	—	15.4	—	41.4
Gross profit	—	2.1	—	17.4
Selling, general and administrative expenses	0.5	2.1	1.0	6.9
Operating (loss) income	(0.5)	—	(1.0)	10.5
Other expenses:
Other expense, net	—	3.0	—	9.0
(Loss) income before income taxes	(0.5)	(3.0)	(1.0)	1.5
Income tax (benefit) expense	(0.1)	0.5	(0.2)	1.6
Loss from discontinued operations before loss on sale of business	(0.4)	(3.5)	(0.8)	(0.1)
Loss on sale of business, net of $0.0, $7.5, $0.5 and $7.5 of taxes (1) (2)	—	2.5	2.0	2.5
Loss from discontinued operations, net of tax	$(0.4)	$(6.0)	$(2.8)	$(2.6)
___________
(1)The loss on sale of the Roots business was $0.0 and $2.5 before taxes for the three and nine months ended September 30, 2024, respectively.
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
NOTE 3 — Reportable Segments
We go to market through One Chart global commercial, engineering, products, operations, and aftermarket organizations. Further, our engineered solutions are utilized across a molecule’s value chain from production to distribution and storage to consumption. We have four reportable segments which operate globally that are also our operating segments: Cryo Tank Solutions, Heat Transfer Systems, Specialty Products and Repair, Service & Leasing. Our Cryo Tank Solutions segment, which has principal operations in the United States, Europe and Asia, serves most geographic regions around the globe, supplying bulk, microbulk and mobile equipment used in the storage, distribution, vaporization, and application of industrial gases and certain hydrocarbons. Our Heat Transfer Systems segment, with principal operations in the United States and Europe, also serves most geographic regions globally, supplying mission critical engineered equipment and systems used in the recovery, separation, liquefaction, and purification of hydrocarbons, liquefied natural gas (LNG) and industrial gases that span gas-to-liquid applications. Our Specialty Products segment supplies products used in specialty end-market applications including engineered liquefaction, storage and compression equipment for hydrogen and helium, LNG for over-the-highway vehicles, biofuels, carbon capture, food and beverage, aerospace, nuclear, marine, mining, lasers and water treatment end markets. Our Repair, Service & Leasing segment provides installation, retrofitting and refurbishment, services and repairs, preventative and contractual maintenance, and digital solutions of Chart’s stationary (liquefaction, fueling stations, among other products) and rotating equipment (compression, fans, among other products) globally in addition to providing targeted equipment leasing solutions.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2024
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
Segment Financial Information

	Three Months Ended September 30, 2024
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales	$162.5	$256.2	$283.3	$360.5	$—	$—	$1,062.5
Depreciation and amortization expense	5.7	8.9	7.0	43.5	—	3.0	68.1
Operating income (loss)	23.5	61.3	41.9	102.0	—	(50.2)	178.5

	Three Months Ended September 30, 2023
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales	$159.0	$232.5	$240.0	$271.3	$(4.9)	$—	$897.9
Depreciation and amortization expense	7.8	7.4	5.7	45.1	—	1.0	67.0
Operating income (loss)	17.1	43.4	33.7	42.3	—	(32.1)	104.4

	Nine Months Ended September 30, 2024
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales	$487.7	$746.5	$797.4	$1,022.0	$(0.1)	$—	$3,053.5
Depreciation and amortization expense	16.5	27.2	20.9	129.4	—	6.0	200.0
Operating income (loss)	53.5	157.6	122.0	265.1	—	(139.0)	459.2

	Nine Months Ended September 30, 2023
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales	$435.2	$636.0	$602.9	$688.5	$(25.1)	$—	$2,337.5
Depreciation and amortization expense	17.2	24.6	17.9	100.8	—	2.7	163.2
Operating income (loss)	31.9	120.5	84.6	121.0	—	(123.3)	234.7

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

Sales by Geography
Net sales by geographic area are reported by the destination of sales.

	Three Months Ended September 30, 2024
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$71.4	$140.4	$111.3	$142.7	$—	$465.8
Europe, Middle East, Africa and India	48.7	53.6	84.4	139.2	—	325.9
Asia-Pacific	40.3	59.8	84.4	58.4	—	242.9
Rest of the World	2.1	2.4	3.2	20.2	—	27.9
Total	$162.5	$256.2	$283.3	$360.5	$—	$1,062.5

	Three Months Ended September 30, 2023
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$71.3	$150.6	$84.2	$78.5	$(2.0)	$382.6
Europe, Middle East, Africa and India	52.7	31.0	68.0	130.2	(1.7)	280.2
Asia-Pacific	33.5	46.7	83.2	52.5	(1.1)	214.8
Rest of the World	1.5	4.2	4.6	10.1	(0.1)	20.3
Total	$159.0	$232.5	$240.0	$271.3	$(4.9)	$897.9

	Nine Months Ended September 30, 2024
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$225.7	$422.8	$313.2	$410.2	$—	$1,371.9
Europe, Middle East, Africa and India	152.7	137.5	227.5	399.4	—	917.1
Asia-Pacific	98.4	168.0	244.1	164.4	(0.1)	674.8
Rest of the World	10.9	18.2	12.6	48.0	—	89.7
Total	$487.7	$746.5	$797.4	$1,022.0	$(0.1)	$3,053.5

	Nine Months Ended September 30, 2023
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$198.5	$432.9	$238.1	$224.9	$(11.2)	$1,083.2
Europe, Middle East, Africa and India	148.7	76.8	170.2	305.0	(8.7)	692.0
Asia-Pacific	84.1	111.7	183.3	133.8	(4.8)	508.1
Rest of the World	3.9	14.6	11.3	24.8	(0.4)	54.2
Total	$435.2	$636.0	$602.9	$688.5	$(25.1)	$2,337.5

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2024
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

	September 30, 2024	December 31, 2023
Cryo Tank Solutions	$668.9	$706.1
Heat Transfer Systems	642.7	560.7
Specialty Products	915.5	647.8
Repair, Service & Leasing	936.8	950.1
Total assets of reportable segments	3,163.9	2,864.7
Goodwill	2,987.7	2,906.8
Identifiable intangible assets, net	2,660.4	2,791.9
Corporate	686.4	539.0
Total	$9,498.4	$9,102.4

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 4 — Revenue
Disaggregation of Revenue
The following tables represent a disaggregation of revenue by timing of revenue along with the reportable segment for each category:

	Three Months Ended September 30, 2024
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$83.6	$5.5	$54.9	$209.7	$—	$353.7
Over time	78.9	250.7	228.4	150.8	—	708.8
Total	$162.5	$256.2	$283.3	$360.5	$—	$1,062.5

	Three Months Ended September 30, 2023
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$108.3	$16.5	$62.1	$152.6	$(2.5)	$337.0
Over time	50.7	216.0	177.9	118.7	(2.4)	560.9
Total	$159.0	$232.5	$240.0	$271.3	$(4.9)	$897.9

	Nine Months Ended September 30, 2024
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$285.2	$26.9	$202.4	$613.5	$—	$1,128.0
Over time	202.5	719.6	595.0	408.5	(0.1)	1,925.5
Total	$487.7	$746.5	$797.4	$1,022.0	$(0.1)	$3,053.5

	Nine Months Ended September 30, 2023
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$295.1	$48.5	$123.6	$408.7	$(15.2)	$860.7
Over time	140.1	587.5	479.3	279.8	(9.9)	1,476.8
Total	$435.2	$636.0	$602.9	$688.5	$(25.1)	$2,337.5
Refer to Note 3, “Reportable Segments,” for a table of revenue by reportable segment disaggregated by geography.
Contract Balances
The following table presents our contract assets and contract liabilities balances:

	September 30, 2024	December 31, 2023
Contract assets
Accounts receivable, net of allowances	$805.6	$758.9
Unbilled contract revenue	680.2	481.7

Contract liabilities
Customer advances and billings in excess of contract revenue	$366.0	$376.6

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

Revenue recognized for the three months ended September 30, 2024 and 2023, that was included in the contract liabilities balance at the beginning of the year was $65.0 and $17.3, respectively. Revenue recognized for the nine months ended September 30, 2024 and 2023, that was included in the contract liabilities balance at the beginning of each year was $284.9 and $162.7, respectively. The amount of revenue recognized during the nine months ended September 30, 2024 from performance obligations satisfied or partially satisfied in previous periods as a result of changes in the estimates of variable consideration related to long-term contracts, was not significant.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, and excludes unexercised contract options and potential orders. As of September 30, 2024, the estimated revenue expected to be recognized in the future related to remaining performance obligations was $4,535.3. We expect to recognize revenue on approximately 61% of the remaining performance obligations over the next 12 months and the remaining over the next few years thereafter.
NOTE 5 — Inventories
The following table summarizes the components of inventory:

	September 30, 2024	December 31, 2023
Raw materials and supplies	$287.3	$274.8
Work in process	125.5	155.4
Finished goods	126.6	146.1
Total inventories, net	$539.4	$576.3
The allowance for excess and obsolete inventory balance at September 30, 2024 and December 31, 2023 was $9.0 and $9.9, respectively.
NOTE 6 — Leases
Lessee Accounting
We lease certain office spaces, warehouses, facilities, vehicles and equipment. Our leases have maturity dates ranging from October 2024 to September 2042. Leases with an initial term of twelve months or less are not recorded on the balance sheet. Operating lease right-of-use (“ROU”) assets are classified as property, plant and equipment, net in the condensed consolidated balance sheets. Finance lease ROU assets are classified as other assets in the condensed consolidated balance sheets. Operating lease liabilities are classified as operating lease liabilities, current and operating lease liabilities, non-current. Finance lease liabilities are classified as other current liabilities and other long-term liabilities in the condensed consolidated balance sheets.
We incurred $6.8 and $13.8 of rental expense under operating leases for the three months ended September 30, 2024 and 2023, respectively, and $19.2 and $23.6 for the nine months ended September 30, 2024 and 2023, respectively. Certain operating leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight-line basis over the minimum lease term. This expense consisted primarily of payments for base rent on building and equipment leases. Payments related to short-term lease costs and taxes and variable service charges on leased properties were immaterial. In addition, we have the right, but no obligation, to renew certain leases for various renewal terms.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

The following table presents the lease balances within our condensed consolidated balance sheets, weighted average remaining lease term and weighted average discount rates related to our leases:

Lease Assets and Liabilities	September 30, 2024	December 31, 2023
Assets
Operating lease, net	$81.2	$69.1
Finance lease, net	16.0	16.1
Total lease assets	$97.2	$85.2

Liabilities
Current:
Operating lease liabilities	$20.4	$18.5
Finance lease liabilities	2.3	3.0
Non-current:
Operating lease liabilities	61.7	50.7
Finance lease liabilities	14.2	14.2
Total lease liabilities	$98.6	$86.4

Weighted-average remaining lease terms
Operating leases	6.3 years	5.1 years
Finance leases	7.7 years	7.9 years
Weighted-average discount rate
Operating leases	7.1%	6.6%
Finance leases	6.9%	6.7%
Leased assets obtained in exchange for new finance and operating lease liabilities for the nine months ended September 30, 2024 were $0.1 and $20.1, respectively.
The following table summarizes future minimum lease payments for non-cancelable operating leases and for finance leases as of September 30, 2024:

	Finance	Operating
2024	$0.9	$6.2
2025	3.0	23.5
2026	2.7	18.1
2027	2.6	13.2
2028	2.4	11.1
Thereafter (1)	10.3	30.8
Total future minimum lease payments	$21.9	$102.9
Less: Present value discount	(5.4)	(20.8)
Lease liability	$16.5	$82.1
_______________
(1)     As of September 30, 2024, future minimum lease payments for non-cancelable operating leases for the period subsequent to 2028 relate to forty-two leased facilities.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

Lessor Accounting
We lease equipment manufactured by Chart as sales-type and operating leases. As of September 30, 2024 and December 31, 2023, our short-term net investment in sales-type leases was $28.2 and $21.4, respectively, and is included in other current assets in our condensed consolidated balance sheets. Our long-term net investment in sales-type leases was $80.6 and $62.1 as of September 30, 2024 and December 31, 2023, respectively, and is included in other assets in our condensed consolidated balance sheets.
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
The following table represents sales from sales-type and operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales-type leases	$11.5	$6.0	$36.9	$25.2
Operating leases	1.7	1.9	4.8	4.2
Total sales from leases	$13.2	$7.9	$41.7	$29.4
The following table represents scheduled payments for sales-type leases as of September 30, 2024:

2024	$6.9
2025	28.6
2026	26.5
2027	20.3
2028	17.3
Thereafter	56.0
Total	155.6
Less: unearned income	46.8
Total	$108.8
The following table represents the cost of equipment leased to others:

	September 30, 2024	December 31, 2023
Equipment leased to others, cost	$4.7	$20.6
Less: accumulated depreciation	1.3	4.4
Equipment leased to others, net	$3.4	$16.2

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 7 — Goodwill and Intangible Assets
Goodwill
The following table represents the changes in goodwill by segment:

	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Consolidated
Balance at December 31, 2023	$219.3	$480.4	$567.9	$1,639.2	$2,906.8
Purchase accounting adjustments (1)	2.6	1.3	10.9	27.8	42.6
Foreign currency translation adjustments and other	0.7	(0.5)	0.6	37.5	38.3
Balance at September 30, 2024	$222.6	$481.2	$579.4	$1,704.5	$2,987.7

Accumulated goodwill impairment loss at December 31, 2023	$23.5	$49.3	$35.8	$20.4	$129.0
Accumulated goodwill impairment loss at September 30, 2024	$23.5	$49.3	$35.8	$20.4	$129.0
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
Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill) (1):

		September 30, 2024		December 31, 2023
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	4 to 18 years	$1,847.6	$(267.1)	$1,836.4	$(185.2)
Technology	5 to 18 years	493.2	(104.6)	496.7	(78.8)
Patents, backlog and other	2 to 10 years	140.3	(69.6)	138.6	(35.6)
Trademarks and trade names	5 to 23 years	3.3	(1.9)	3.3	(1.9)
Land use rights	50 years	10.3	(2.1)	10.2	(1.9)
Total finite-lived intangible assets		2,494.7	(445.3)	2,485.2	(303.4)
Indefinite-lived intangible assets:
Trademarks and trade names (2)		611.0	—	610.1	—
Total intangible assets		$3,105.7	$(445.3)	$3,095.3	$(303.4)
_______________
(1)Amounts include the impact of foreign currency translation. Fully amortized or impaired amounts are written off.
(2)Accumulated indefinite-lived intangible assets impairment loss was $16.0 at both September 30, 2024 and December 31, 2023.
Amortization expense for intangible assets subject to amortization was $48.4 and $49.0 for the three months ended September 30, 2024 and 2023, respectively, and $143.9 and $115.0 for the nine months ended September 30, 2024 and 2023, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 8 — Investments
Equity Method Investments
The following table presents the activity in equity method investments:

Equity Method Investments
Balance at December 31, 2023	$109.9
Equity in loss of unconsolidated affiliates	(2.4)
Dividend received from equity method investment	(1.6)
Foreign currency translation adjustments and other	(2.0)
Balance at September 30, 2024	$103.9
Investments in Equity Securities
The following table presents the activity in investments in equity securities:

	Investment in Equity Securities, Level 1	Investment in Equity Securities, Level 2	Investments in Equity Securities, All Others (1)	Investments Total
Balance at December 31, 2023	$4.8	$6.1	$80.3	$91.2
New investments	—	—	13.1	13.1
(Decrease) increase in fair value of investments in equity securities	(1.8)	0.9	11.7	10.8
Foreign currency translation adjustments and other	—	—	1.1	1.1
Balance at September 30, 2024	$3.0	$7.0	$106.2	$116.2
_______________
(1)Consists of investments in equity securities without a readily determinable fair value. Such investments are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2024
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
Our equity method investment in HTEC was $77.1 and $82.3 at September 30, 2024 and December 31, 2023, respectively.
Accounting Treatment of Put and Call Options
We record the Put and Call Options (together “the Options”) at fair value and record any change in fair value through earnings at each reporting period. The fair value of the Options was not material on the Closing Date or at September 30, 2024 and December 31, 2023.
Hy24 (f/k/a FiveT Hydrogen Fund and Clean H2 Infra Fund)
On April 5, 2021, we were admitted as an anchor investor in Hy24 (the “Hydrogen Fund”). Hy24 is a joint venture between Ardian, a European investment house, and FiveT Hydrogen, an investment manager specialized purely on clean hydrogen investments. Investments to date include a green steel manufacturing plant that integrates green hydrogen located in Sweden, upstream e-Methanol and sustainable aviation fuel production in Europe, and green hydrogen production projects (electrolysis) in Europe. Our total investment to date is euro 14.2 million (equivalent to $15.9), making our unfunded commitment euro 35.8 million (equivalent to $40.1).

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 9 — Debt and Credit Arrangements
Summary of Outstanding Borrowings
The following table represents the components of our borrowings:

	September 30, 2024	December 31, 2023
Senior secured and senior unsecured notes:
Principal amount, senior secured notes due 2030	$1,460.0	$1,460.0
Principal amount, senior unsecured notes due 2031	510.0	510.0
Unamortized discount	(24.4)	(26.9)
Unamortized debt issuance costs	(29.8)	(32.9)
Senior secured and senior unsecured notes, net of unamortized discount and debt issuance costs	1,915.8	1,910.2

Senior secured revolving credit facilities and term loans:
Term loans due March 2030	1,631.0	1,631.0
Senior secured revolving credit facility due April 2029	142.3	102.8
Unamortized discount	(32.5)	(35.8)
Unamortized debt issuance costs	(33.4)	(32.5)
Senior secured revolving credit facility and term loan, net of unamortized discount and debt issuance costs	1,707.4	1,665.5

Convertible notes due November 2024:
Principal amount	258.7	258.7
Unamortized debt issuance costs	(0.2)	(0.9)
Convertible notes due November 2024, net of unamortized debt issuance costs	258.5	257.8

Other debt facilities	2.9	1.4

Total debt, net of unamortized debt issuance costs	3,884.6	3,834.9
Less: current maturities (1)	260.7	258.5
Long-term debt	$3,623.9	$3,576.4
_______________
(1)Our convertible notes due November 2024, net of unamortized debt issuance costs, are included in current maturities for both periods presented. Also included in current maturities for the current period is $2.2 of other debt facilities.
Senior Secured and Unsecured Notes
On December 22, 2022, we completed the issuance and sale of (i) $1,460.0 aggregate principal amount of 7.500% Secured Notes at an issue price of 98.661% and (ii) $510.0 aggregate principal amount of 9.500% Unsecured Notes (together with the Secured Notes, the “Notes”), at an issue price of 97.949%. The Secured Notes mature on January 1, 2030, and the Unsecured Notes mature on January 1, 2031. The effective interest rate on the Secured Notes and Unsecured Notes is 7.8% and 9.9%, respectively, after accounting for original issue discounts and debt issuance costs. The Notes were issued to finance the Howden Acquisition. Net proceeds received from the offering of each series of Notes was deposited in an escrow account and classified as restricted cash.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

Senior Secured Revolving Credit Facility and Term Loans
Senior Secured Revolving Credit Facility
Our fifth amended and restated credit agreement dated as of April 8, 2024, as amended (the “Credit Agreement”) provides for a senior secured revolving credit facility (the “SSRCF”). The SSRCF had a borrowing capacity of $1,250.0 and includes sub limits for letters of credit and swingline loans. At September 30, 2024, there were $142.3 in borrowings outstanding under the SSRCF bearing an interest rate of 6.4% (6.2% as of December 31, 2023) and $275.1 in letters of credit and bank guarantees outstanding supported by the SSRCF. As of September 30, 2024, we had unused borrowing capacity of $832.6.
A portion of borrowings outstanding under the SSRCF are denominated in euros (“EUR Revolver Borrowings”). EUR Revolver Borrowings outstanding were euro 78.0 million (equivalent to $87.3) at September 30, 2024 and euro 88.5 million (equivalent to $97.8) at December 31, 2023.
Significant financial covenants for the SSRCF include financial maintenance covenants that (i) require the ratio of the amount of Chart and its subsidiaries’ consolidated total net indebtedness to consolidated EBITDA to be less than the Maximum Total Net Leverage Ratio Levels and (ii) require the ratio of the amount of Chart and its subsidiaries’ consolidated EBITDA to consolidated cash interest expense to be greater than the Minimum Interest Coverage Ratio Levels. The SSRCF includes a number of other customary covenants. At September 30, 2024, we were in compliance with all covenants.
Term Loans
On October 2, 2023, Chart refinanced the remaining aggregate principal amounts of our term loans plus accrued interest in exchange for term loans due March 2030 in the aggregate principal amount of $1,781.0 which matures on March 18, 2030. On December 4, 2023, we voluntarily prepaid a portion of our term loans due March 2030 in the amount of $150.0, which effectively prepaid all equal quarterly installments for the life of the loan, and as of September 30, 2024, the aggregate principal amount of $1,631.0 is due at the March 18, 2030 maturity date. On July 2, 2024, we entered into amendment No. 7 to our Credit Agreement, which among other things reduces the interest rate margins applicable to the term loans due March 2030 by 75 basis points from 2.25% to 1.50% in the case of base rate loans, and from 3.25% to 2.50%, in the case of Secured Overnight Financing Rate (“SOFR”) loans and eliminates the 0.10% SOFR credit spread adjustment with respect to the term loans. As of September 30, 2024, the term loans due March 2030 bore an interest rate of 7.8% (8.7% as of December 31, 2023). The effective interest rate on the term loans due March 2030 is 9.1% after accounting for original issue discount and debt issuance costs.
Significant financial covenants and customary events of default for the term loans due March 2030 are substantially identical to those in the SSRCF.
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
The initial conversion rate for the 2024 Notes is 17.0285 shares of common stock (subject to adjustment as provided for in the Indenture) per $1,000 principal amount of the 2024 Notes, which is equal to an initial conversion price of approximately $58.725 per share, representing a conversion premium of approximately 35% above the closing price of our common stock of $43.50 per share on October 31, 2017. For purposes of calculating earnings per share, if the average market price of our common stock exceeds the applicable conversion price during the periods reported, shares contingently issuable under the 2024 Notes will have a dilutive effect with respect to our common stock. Since our closing common stock price of $124.14 at the end of the period exceeded the conversion price of $58.725, the if-converted value exceeded the principal amount of the 2024 Notes by $288.2 at September 30, 2024. As described below, we entered into convertible note hedge transactions, which are expected to reduce the potential dilution with respect to our common stock upon conversion of the 2024 Notes.
As of October 1, 2024 and until the close of business on the second scheduled trading day immediately preceding November 15, 2024, holders may convert their 2024 Notes at their option. The $258.7 principal amount of the 2024 Notes is due in November 2024 and was classified as a current liability in the condensed consolidated balance sheets at September 30, 2024 and December 31, 2023. There have been no significant conversions as of the date of this filing. We expect to fund the

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

maturing 2024 Notes with cash on hand and available borrowings under our credit facilities. We expect to pay cash up to the $258.7 aggregate principal amount of the 2024 Notes and settle any excess conversion value in shares of Chart common stock.
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
Other Debt Facilities
In various markets where we do business, we have local credit facilities to meet local working capital demands, fund letters of credit and bank guarantees, and support other short-term cash requirements. The facilities generally have variable interest rates and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. As of September 30, 2024 we had additional capacity of U.S. dollar equivalent $85.2.
Certain of our other debt facilities allow us to request bank guarantees and letters of credit. None of these facilities allow revolving credit borrowings. We have letters of credit and bank guarantees outside of our Credit Agreement that totaled U.S. dollar equivalent $160.6 and $134.3 as of September 30, 2024 and December 31, 2023, respectively.
Fair Value Disclosures
The following table summarizes the carrying values and fair values of our actively quoted debt instruments (1):

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loans due March 2030	$1,565.1	$1,618.8	$1,562.7	$1,631.0
Senior secured notes due 2030	1,424.2	1,540.5	1,420.2	1,533.0
Senior unsecured notes due 2031	491.6	556.0	490.0	555.9
Convertible notes due November 2024	258.5	541.3	257.8	605.4
_______________
(1)The debt instruments noted above are actively quoted instruments and, accordingly, their fair values were determined using Level 1 inputs.
The carrying amounts of borrowings outstanding on our senior secured revolving credit facility approximate fair value, as interest rates are variable and reflective of market rates (categorized as Level 2 of the fair value hierarchy).
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

underwriters to purchase additional depositary shares. We received gross proceeds of $402.5 from the issuance of shares less $14.4 of equity issuance costs. We used the proceeds to fund the acquisition of Howden.
Dividends. Dividends on the Mandatory Convertible Preferred Stock will be payable on a cumulative basis when, as and if declared at an annual rate of 6.75% on the liquidation value of $1,000 per share. Chart may pay declared dividends in cash or, subject to certain limitations, in shares of common stock, or in any combination of cash and shares of common stock on March 15, June 15, September 15 and December 15 of each year, commencing on March 15, 2023 and ending on, and including, December 15, 2025. We declared and paid $6.8 in dividends for both the three months ended September 30, 2024 and 2023, and $20.4 and $20.5 for the nine months ended September 30, 2024 and 2023, respectively. These dividends were treated as a reduction to income attributable to common shareholders in the computation of earnings per share.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2024
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

The following table represents the fair value of our asset and liability derivatives:

	September 30, 2024
	Notional Amount	Fair Value Other Current Assets	Fair Value Other Assets	Fair Value Other Current Liabilities	Fair Value Other Long-Term Liabilities
Derivatives designated as net investment hedge
Foreign Exchange Collar Contracts (1)	$323.7	$—	$—	$—	$8.4

Derivatives not designated as hedges
Foreign Currency Contracts	$540.3	$6.1	$0.3	$2.6	$0.1

	December 31, 2023
	Notional Amount	Fair Value Other Current Assets	Fair Value Other Assets	Fair Value Other Current Liabilities	Fair Value Other Long-Term Liabilities
Derivatives designated as net investment hedge
Foreign Exchange Collar Contracts (1)	$320.8	$—	$—	$—	$6.0

Derivatives not designated as hedges
Foreign Currency Contracts	$393.5	$1.8	$0.1	$2.7	$—
_________
(1)Represents foreign exchange swaps and foreign exchange options.
The following table represents the net effect derivative instruments designated in hedging relationships had on accumulated other comprehensive (loss) income on the condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as net investment hedge	2024	2023	2024	2023
Foreign Exchange Collar Contracts (1) (2)	$(1.8)	$(0.4)	$(1.8)	$1.1
_______________
(1)Our designated derivative instruments are highly effective. As such, there were no gains or losses recognized immediately in income related to hedge ineffectiveness during the nine months ended September 30, 2024 and 2023.
(2)Represents foreign exchange swaps and foreign exchange options.
The following table represents the effect that derivative instruments not designated as hedges had on net income:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedges	Location of gain recognized in income	2024	2023	2024	2023
Foreign Currency Contracts	Other expense, net	$(7.0)	$(1.8)	$(3.2)	$(1.3)

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

The following table represents interest income, included within interest expense, net on the condensed consolidated statements of operations and comprehensive income (loss) related to amounts excluded from the assessment of hedge effectiveness for derivative instruments designated as net investment hedges:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as net investment hedge	2024	2023	2024	2023
Foreign Exchange Collar Contracts (1) (2)	$(2.0)	$0.4	$(1.2)	$1.2
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
NOTE 12 — Product Warranties
We provide product warranties with varying terms and durations for the majority of our products. We estimate our warranty reserve by considering historical and projected warranty claims, historical and projected cost-per-claim, and knowledge of specific product issues that are outside our typical experience. Total warranty reserve at September 30, 2024 and December 31, 2023, was $18.3 and $31.8, respectively. Product warranty usage, expense and changes in estimates, was 13.5 for the nine months ended September 30, 2024. Product warranty claims not expected to occur within one year are included as part of other long-term liabilities in the unaudited condensed consolidated balance sheets.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2024
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2024
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2024
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 14 — Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income are as follows:

	Foreign currency translation adjustments (1)	Pension liability adjustments, net of taxes	Accumulated other comprehensive (loss) income
Balance at June 30, 2024	$(87.5)	$(2.5)	$(90.0)
Other comprehensive income before reclassifications, net of taxes	155.8	—	155.8
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	0.1	0.1
Net current-period other comprehensive income, net of taxes	155.8	0.1	155.9
Balance at September 30, 2024	$68.3	$(2.4)	$65.9

	Foreign currency translation adjustments (1)	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at June 30, 2023	$(48.2)	$(7.2)	$(55.4)
Other comprehensive loss before reclassifications, net of taxes	(48.1)	—	(48.1)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	0.2	0.2
Net current-period other comprehensive (loss) income, net of taxes	(48.1)	0.2	(47.9)
Balance at September 30, 2023	$(96.3)	$(7.0)	$(103.3)

	Foreign currency translation adjustments (1)	Pension liability adjustments, net of taxes	Accumulated other comprehensive income
Balance at December 31, 2023	$13.2	$(2.4)	$10.8
Other comprehensive income before reclassifications, net of taxes	55.1	—	55.1
Amounts reclassified from accumulated other comprehensive income, net of taxes	—	—	—
Net current-period other comprehensive income, net of taxes	55.1	—	55.1
Balance at September 30, 2024	$68.3	$(2.4)	$65.9

	Foreign currency translation adjustments (1)	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at December 31, 2022	$(50.5)	$(7.5)	$(58.0)
Other comprehensive loss before reclassifications, net of taxes	(45.8)	—	(45.8)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	0.5	0.5
Net current-period other comprehensive (loss) income, net of taxes	(45.8)	0.5	(45.3)
Balance at September 30, 2023	$(96.3)	$(7.0)	$(103.3)
_______________
(1)Foreign currency translation adjustments includes translation adjustments and net investment hedge, net of taxes. See Note 11, “Derivative Financial Instruments,” for further information related to the net investment hedge.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 15 — Earnings Per Share
The following table represents calculations of net earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amounts attributable to Chart common shareholders
Income from continuing operations	$69.4	$9.4	$141.7	$0.1
Less: Mandatory convertible preferred stock dividend requirement	6.8	6.8	20.4	20.5
Income (loss) from continuing operations attributable to Chart	62.6	2.6	121.3	(20.4)
Loss from discontinued operations, net of tax	(0.4)	(6.0)	(2.8)	(2.6)
Net income (loss) attributable to Chart common shareholders	62.2	(3.4)	118.5	(23.0)
Earnings per common share – basic:
Income (loss) from continuing operations	$1.49	$0.06	$2.89	$(0.49)
Loss from discontinued operations	(0.01)	(0.14)	(0.07)	(0.06)
Net income (loss) attributable to Chart Industries, Inc.	$1.48	$(0.08)	$2.82	$(0.55)

Earnings per common share – diluted:
Income (loss) from continuing operations	$1.34	$0.05	$2.59	$(0.49)
Loss from discontinued operations	(0.01)	(0.12)	(0.06)	(0.06)
Net income (loss) attributable to Chart Industries, Inc.	$1.33	$(0.07)	$2.53	$(0.55)

Weighted average number of common shares outstanding – basic	42.05	41.98	42.04	41.96
Incremental shares issuable upon assumed conversion and exercise of share-based awards (1)	0.19	0.24	0.19	—
Incremental shares issuable due to dilutive effect of convertible notes (1) (2)	2.43	2.86	2.54	—
Incremental shares issuable due to dilutive effect of the warrants (1)	2.00	2.53	2.12	—
Weighted average number of common shares outstanding – diluted	46.67	47.61	46.89	41.96
_______________
(1)Zero incremental shares from share-based awards, convertible notes or the warrants are included in the computation of diluted net loss per share for periods in which a net loss from continuing operations attributable to Chart because to do so would be anti-dilutive. This is applicable for the nine months ended September 30, 2023.
(2)The convertible note hedge offsets any dilution upon actual conversion of the 2024 Notes up to a common stock price of $71.775 per share. The hedge cannot be taken into account under U.S. GAAP because it is anti-dilutive. If the hedge could have been considered, it would have reduced the diluted shares by 2.43 and 2.86 for the three months ended September 30, 2024 and 2023, respectively, and by 2.54 for the nine months ended September 30, 2024. For further information, refer to Note 9, “Debt and Credit Arrangements.”

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

Diluted earnings per share does not reflect the following cumulative preferred stock dividends and potential common shares as the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Mandatory convertible preferred stock dividend requirement (1)	$6.8	$6.8	$20.4	$20.5
Denominator
Anti-dilutive shares, Share-based awards	0.14	0.03	0.14	0.48
Anti-dilutive shares, Convertible notes	—	—	—	4.41
Anti-dilutive shares, Warrants	—	—	—	4.41
Anti-dilutive shares, Mandatory convertible preferred stock (1)	3.07	2.84	2.97	3.41
Total anti-dilutive securities	3.21	2.87	3.11	12.71
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
NOTE 16 — Income Taxes
Income tax expense relating to continuing operations of $26.6 and $0.1 for the three months ended September 30, 2024 and 2023, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 26.5% and 1.0%, respectively. Income tax expense (benefit) relating to continuing operations of $50.9 and $(4.2) for the nine months ended September 30, 2024 and 2023, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 24.7% and 840.0%, respectively.
The effective income tax rates of 26.5% and 24.7% for the three and nine months ended September 30, 2024, respectively, differed from the U.S. federal statutory rate of 21% primarily due to income earned by certain of our foreign entities being taxed at higher rates than the U.S. federal statutory rate and withholding taxes on foreign earnings not permanently reinvested offset by the U.S. impact of foreign operations and research and development credits.
The effective income tax rates of 1.0% and 840.0% for the three and nine months ended September 30, 2023, respectively, differed from the U.S. federal statutory rate of 21% primarily due to income earned by our certain foreign entities being taxed at higher rates than the U.S. federal statutory rate, the U.S. taxation of international operations with the expanded global footprint and transaction costs from the Howden Acquisition offset by research and development credits and excess tax benefits associated with share-based compensation.
NOTE 17 — Share-based Compensation
During the nine months ended September 30, 2024, we granted 0.07 stock options, 0.09 restricted stock units and 0.04 performance units. The total fair value of awards granted to employees during the nine months ended September 30, 2024 was $20.8. In addition, our non-employee directors received stock awards with a total fair value of $1.1.
Stock options generally have a four-year graded vesting period. Restricted stock and restricted stock units generally vest ratably over a three-year period. Performance units generally vest at the end of a three-year performance period based on the

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

attainment of certain pre-determined performance condition targets. During the nine months ended September 30, 2024, 0.06 restricted stock and restricted stock units vested, and 0.02 performance units vested.
Share-based compensation expense was $4.2 and $2.6 for the three months ended September 30, 2024 and 2023, respectively, and $14.3 and $9.2 for the nine months ended September 30, 2024 and 2023, respectively. Share-based compensation expense is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2024, total share-based compensation of $22.0 is expected to be recognized over the weighted-average period of approximately 2.0 years.
NOTE 18 — Commitments and Contingencies
Environmental
We are subject to federal, state, local, and foreign environmental laws and regulations concerning, among other matters, waste water effluents, air emissions, and handling and disposal of hazardous materials, such as cleaning fluids. We are involved with environmental compliance, investigation, monitoring, and remediation activities at certain of our owned and formerly owned manufacturing facilities and at one owned facility that is leased to a third party, and, except for these continuing remediation efforts, believe we are currently in substantial compliance with all known environmental regulations. Undiscounted accrued environmental reserves at both September 30, 2024 and December 31, 2023 were not material.
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
NOTE 19 — Restructuring Activities
Restructuring costs of $1.7 and $11.1 for the three and nine months ended September 30, 2024, respectively, were primarily related to cost reduction actions relative to Howden integration. Restructuring costs of $4.2 and $11.2 for the three and nine months ended September 30, 2023, respectively, were also primarily related to cost reduction actions relative to Howden integration.
We closely monitor our end markets and order rates and continue to take appropriate and timely actions as necessary.
The following table summarizes severance and other restructuring costs, which includes employee-related costs, facility rent and exit costs, relocation, recruiting, travel and other:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Severance and other restructuring:
Cost of sales	$—	$0.2	$0.7	$0.2
Selling, general and administrative expenses	1.7	4.0	10.4	11.0
Total severance and other restructuring costs	$1.7	$4.2	$11.1	$11.2

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2024
(Dollars and shares in millions, except per share amounts) – Continued

The following table summarizes restructuring costs by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cryo Tank Solutions	$0.3	$0.1	$1.4	$1.2
Heat Transfer Systems	0.2	0.5	1.1	0.7
Specialty Products	0.3	0.4	2.8	0.9
Repair, Service & Leasing	0.7	0.9	4.9	2.4
Corporate	0.2	2.3	0.9	6.0
Total restructuring costs	$1.7	$4.2	$11.1	$11.2
The following tables summarize our restructuring activities:

Balance at June 30, 2024	$5.2
Restructuring charges	1.7
Cash payments and other	(4.0)
Balance at September 30, 2024	$2.9

Balance at June 30, 2023	$3.8
Restructuring charges	4.2
Cash payments and other	(5.6)
Balance at September 30, 2023	$2.4

Balance at December 31, 2023	$1.9
Restructuring charges	11.1
Cash payments and other	(10.1)
Balance at September 30, 2024	$2.9

Balance at December 31, 2022	$0.2
Restructuring charges	11.2
Cash payments and other	(9.0)
Balance at September 30, 2023	$2.4

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
On March 17, 2023, we completed the acquisition of Howden (the “Howden Acquisition”), a leading global provider of mission critical air and gas handling products and services, from affiliates of KPS Capital Partners, LP. Results from continuing operations include results of Howden from the date of acquisition and exclude Roots™ (“Roots”) business financial results for our entire ownership period of March 17, 2023 through the divestiture date, August 18, 2023. The financial information presented and discussion of results that follows is presented on a continuing operations basis unless stated otherwise.
Macroeconomic Impacts
Geopolitical instability continues to create uncertainty in the global economy, including the current conflict between Russia and Ukraine and the related sanctions imposed by countries against Russia, along with the heightened tensions between the United States and China. Moreover, unrest in the Middle East may impact our business and operations and has strained global supply chains, especially those dependent on Red Sea shipping routes. Additionally, geopolitical uncertainty regarding energy policies may affect the timing of certain projects. We are unable to predict the impact these actions will have on the global economy or on our business, financial condition and results of operations. These events did not have a material adverse effect on our reported results for the third quarter of 2024. We continue to actively monitor the impact of these macroeconomic developments on our results of operations for the remainder of 2024 and beyond.
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
•Safety: Total Recordable Incident Rate (TRIR) of 0.43 as of September 30, 2024, which has improved from 0.52 as of January 31, 2024.
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
•Chart’s Bright Futures community volunteering program, which is now a facet of Chart’s Giving Back Program, is focused around giving back to the younger generation, with particular focus on promoting STEM.
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
•We helped to eliminate nearly 280 million pounds of PET (plastic) used in water bottles in the United States. Our liquid nitrogen doser enables customers to produce 432,000,000 cans of water annually (instead of plastic bottles) which avoids production of 8.21 billion grams of plastic per year.
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
Third Quarter 2024 Highlights
Strong order activity contributed to ending total backlog of $4,535.3 million as of September 30, 2024 compared to $4,140.7 million as of September 30, 2023 and $4,426.0 million as of June 30, 2024. We had consolidated orders of $1,167.5 million for the three months ended September 30, 2024 compared to $1,127.3 million and $1,164.7 million for the three months ended September 30, 2023 and June 30, 2024, respectively. The increase in orders versus the three months ended September 30, 2023 was largely driven by higher orders in our Heat Transfer Systems and Repair, Service & Leasing segments, partially offset by lower orders in the Specialty Products and Cryo Tank Solutions segments.
Consolidated sales were $1,062.5 million in the three months ended September 30, 2024 compared to $897.9 million in the three months ended September 30, 2023 and $1,040.3 million in the three months ended June 30, 2024. Sequentially compared to the second quarter 2024, sales were up 2.1%, driven by higher sales in Heat Transfer Systems and Specialty Products. The increase in Heat Transfer Systems was driven by the continued progress on LNG backlog and other energy related backlog, and the increase in Specialty Products was driven by continued project execution in our hydrogen, carbon capture (“CCUS”) and water projects. Compared to the same quarter in 2023 this represents increases in all four segments. Consolidated gross profit margin for the three months ended September 30, 2024 of 34.1% increased from 30.8% for the three months ended September 30, 2023, and from 33.8% at June 30, 2024. This increase from the three months ended September 30, 2023 was primarily driven by our continued execution of commercial and cost synergies as well as improved mix of the business.

Consolidated Results for the Three Months Ended September 30, 2024 and 2023, and June 30, 2024
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the three months ended September 30, 2024 and 2023 and June 30, 2024 (dollars in millions).
Selected Financial Information

	Three Months Ended			Current Quarter vs. Prior Year Same Quarter		Current Quarter vs. Prior Sequential Quarter
	September 30, 2024	September 30, 2023	June 30, 2024	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Sales
Cryo Tank Solutions	$162.5	$159.0	$165.5	$3.5	2.2%	$(3.0)	(1.8)%
Heat Transfer Systems	256.2	232.5	236.7	23.7	10.2%	19.5	8.2%
Specialty Products	283.3	240.0	277.6	43.3	18.0%	5.7	2.1%
Repair, Service & Leasing	360.5	271.3	360.5	89.2	32.9%	—	—%
Intersegment eliminations	—	(4.9)	—	4.9	(100.0)%	—	—%
Consolidated	$1,062.5	$897.9	$1,040.3	$164.6	18.3%	$22.2	2.1%

Gross Profit
Cryo Tank Solutions	$40.7	$35.2	$33.4	$5.5	15.6%	$7.3	21.9%
Heat Transfer Systems	76.4	61.5	60.8	14.9	24.2%	15.6	25.7%
Specialty Products	74.6	62.0	80.8	12.6	20.3%	(6.2)	(7.7)%
Repair, Service & Leasing	170.9	117.5	176.6	53.4	45.4%	(5.7)	(3.2)%
Consolidated	$362.6	$276.2	$351.6	$86.4	31.3%	$11.0	3.1%

Gross Profit Margin
Cryo Tank Solutions	25.0%	22.1%	20.2%
Heat Transfer Systems	29.8%	26.5%	25.7%
Specialty Products	26.3%	25.8%	29.1%
Repair, Service & Leasing	47.4%	43.3%	49.0%
Consolidated	34.1%	30.8%	33.8%

SG&A Expenses
Cryo Tank Solutions	$15.4	$16.5	$15.5	$(1.1)	(6.7)%	$(0.1)	(0.6)%
Heat Transfer Systems	10.1	14.6	10.7	(4.5)	(30.8)%	(0.6)	(5.6)%
Specialty Products	28.3	22.8	20.7	5.5	24.1%	7.6	36.7%
Repair, Service & Leasing	31.9	36.8	42.8	(4.9)	(13.3)%	(10.9)	(25.5)%
Corporate	50.0	32.1	46.5	17.9	55.8%	3.5	7.5%
Consolidated	$135.7	$122.8	$136.2	$12.9	10.5%	$(0.5)	(0.4)%

SG&A Expenses (% of Sales)
Cryo Tank Solutions	9.5%	10.4%	9.4%
Heat Transfer Systems	3.9%	6.3%	4.5%
Specialty Products	10.0%	9.5%	7.5%
Repair, Service & Leasing	8.8%	13.6%	11.9%
Consolidated	12.8%	13.7%	13.1%

	Three Months Ended			Current Quarter vs. Prior Year Same Quarter		Current Quarter vs. Prior Sequential Quarter
	September 30, 2024	September 30, 2023	June 30, 2024	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Operating Income (Loss)
Cryo Tank Solutions	$23.5	$17.1	$16.0	$6.4	37.4%	$7.5	46.9%
Heat Transfer Systems	61.3	43.4	45.1	17.9	41.2%	16.2	35.9%
Specialty Products	41.9	33.7	55.0	8.2	24.3%	(13.1)	(23.8)%
Repair, Service & Leasing	102.0	42.3	98.0	59.7	141.1%	4.0	4.1%
Corporate	(50.2)	(32.1)	(46.3)	(18.1)	56.4%	(3.9)	8.4%
Consolidated	$178.5	$104.4	$167.8	$74.1	71.0%	$10.7	6.4%

Operating Margin
Cryo Tank Solutions	14.5%	10.8%	9.7%
Heat Transfer Systems	23.9%	18.7%	19.1%
Specialty Products	14.8%	14.0%	19.8%
Repair, Service & Leasing	28.3%	15.6%	27.2%
Consolidated	16.8%	11.6%	16.1%
Results of Operations for the Three Months Ended September 30, 2024 and 2023, and June 30, 2024
Sales for the third quarter of 2024 compared to the same quarter in 2023 increased by $164.6 million, from $897.9 million to $1,062.5 million, or 18.3%, and increased by $22.2 million, from $1,040.3 million to $1,062.5 million, or 2.1%, compared to the three months ended June 30, 2024. The increase compared to the same quarter in 2023 was primarily driven by an increase in all four segments with the largest increases in the Repair, Service & Leasing and Specialty Products. The increase compared to the second quarter 2024 is primarily attributed to higher sales in Heat Transfer Systems and Specialty Products as we continued to execute on our LNG, other energy related backlog and hydrogen, CCUS and water projects.
Gross profit was $362.6 million for the third quarter of 2024, an increase of $86.4 million, or 31.3%, compared to $276.2 million for the same quarter in 2023 and an increase of $11.0 million or 3.1% compared to $351.6 million for the second quarter in 2024. Gross profit margin of 34.1% for the third quarter of 2024, was an increase of 330 basis points from 30.8% in the third quarter of 2023 and a 30 basis points increase from the second quarter of 2024. The gross profit increases compared to the same quarter 2023 were seen in all four segments, and the increase in gross profit from the second quarter of 2024 was primarily driven by the Cryo Tank Solutions and Heat Transfer Systems segments and partially offset by decreases in gross profit within our Specialty Products and Repair, Service & Leasing segments. The decrease in Specialty Products was driven by specific expenses incurred at our newly opened Theodore facility related to a supplier’s machinery startup challenges and associated inefficiencies on specific space related projects. The decrease in Repair, Service & Leasing was driven by emergency field service work that did not repeat in the third quarter of 2024.
Consolidated selling, general and administrative (“SG&A”) expenses increased by $12.9 million or 10.5% during the third quarter of 2024 compared to the same quarter in 2023. This increase in costs is primarily related to integration related costs, other information technology cost timing and a contingent consideration fair value adjustment that did not repeat in the third quarter of 2024.
Amortization expense decreased by $0.6 million to $48.4 million for the third quarter of 2024, compared to $49.0 million for the same quarter of 2023.

Interest Expense, Net
The following table presents the components of interest expense, net (dollars in millions):

	Three Months Ended September 30,
	2024	2023
Interest expense term loans due March 2030	$32.7	$41.3
Interest expense senior secured notes due 2030	27.4	27.3
Interest expense senior unsecured notes due 2031	12.1	12.1
Interest expense senior secured revolving credit facility due April 2029	7.8	9.2
Interest expense convertible notes due November 2024	0.7	0.6
Financing costs amortization	4.8	4.8
Interest income	(3.0)	(1.9)
Capitalized interest	(2.2)	(1.6)
Discontinued operations interest expense, net	—	(3.0)
Other	0.3	1.7
Interest expense, net	$80.6	$90.5
Interest expense, net decreased by $9.9 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease in interest expense, net, was mainly driven by the December 4, 2023 prepayment of term loans due March 2030 in the amount of $150.0 million and associated interest rates reduction from the July 2, 2024 credit agreement amendment, which resulted in lower interest expense incurred in the current period.
Financing costs amortization was $4.8 million for both the three months ended September 30, 2024 and 2023.
Income Tax Expense
Income tax expense of $26.6 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 26.5% and 1.0%, respectively. The effective income tax rate of 26.5% for the three months ended September 30, 2024 differed from the U.S. federal statutory rate of 21% primarily due to income earned by certain of our foreign entities being taxed at higher rates than the U.S. federal statutory rate and withholding taxes on foreign earnings not permanently reinvested offset by the U.S. impact of foreign operations and research and development credits.
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
Net Income Attributable to Chart Industries, Inc. from Continuing Operations
As a result of the foregoing, net income attributable to Chart Industries, Inc. from continuing operations for the three months ended September 30, 2024 and 2023 was $69.4 million and $9.4 million, respectively.
Discontinued Operations
The financial results of the Roots business are reflected in our consolidated financial statements as discontinued operations for three months ended September 30, 2023. For further information, refer to Note 2, “Discontinued Operations and Other Businesses Sold” of our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report.
Consolidated Results for the Nine Months Ended September 30, 2024 and 2023
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the nine months ended September 30, 2024 and 2023 (dollars in millions). The following financial data includes results of Howden from the March 17, 2023 date of acquisition and excludes the Roots business financial results for our entire ownership period of March 17, 2023 through August 18, 2023.

Selected Financial Information

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2024	September 30, 2023	Variance ($)	Variance (%)
Sales
Cryo Tank Solutions	$487.7	$435.2	$52.5	12.1%
Heat Transfer Systems	746.5	636.0	110.5	17.4%
Specialty Products	797.4	602.9	194.5	32.3%
Repair, Service & Leasing	1,022.0	688.5	333.5	48.4%
Intersegment eliminations	(0.1)	(25.1)	25.0	(99.6)%
Consolidated	$3,053.5	$2,337.5	$716.0	30.6%

Gross Profit
Cryo Tank Solutions	$106.9	$85.5	$21.4	25.0%
Heat Transfer Systems	207.3	170.1	37.2	21.9%
Specialty Products	214.3	158.9	55.4	34.9%
Repair, Service & Leasing	488.0	291.6	196.4	67.4%
Consolidated	$1,016.5	$706.1	$310.4	44.0%

Gross Profit Margin
Cryo Tank Solutions	21.9%	19.6%
Heat Transfer Systems	27.8%	26.7%
Specialty Products	26.9%	26.4%
Repair, Service & Leasing	47.7%	42.4%
Consolidated	33.3%	30.2%

SG&A Expenses
Cryo Tank Solutions	$47.8	$49.3	$(1.5)	(3.0)%
Heat Transfer Systems	34.7	36.5	(1.8)	(4.9)%
Specialty Products	77.7	60.2	17.5	29.1%
Repair, Service & Leasing	114.2	87.1	27.1	31.1%
Corporate	139.0	123.3	15.7	12.7%
Consolidated	$413.4	$356.4	$57.0	16.0%

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2024	September 30, 2023	Variance ($)	Variance (%)
SG&A Expenses % of Sales
Cryo Tank Solutions	9.8%	11.3%
Heat Transfer Systems	4.6%	5.7%
Specialty Products	9.7%	10.0%
Repair, Service & Leasing	11.2%	12.7%
Consolidated	13.5%	15.2%

Operating Income (Loss)
Cryo Tank Solutions	$53.5	$31.9	$21.6	67.7%
Heat Transfer Systems	157.6	120.5	37.1	30.8%
Specialty Products	122.0	84.6	37.4	44.2%
Repair, Service & Leasing	265.1	121.0	144.1	119.1%
Corporate	(139.0)	(123.3)	(15.7)	12.7%
Consolidated	$459.2	$234.7	$224.5	95.7%

Operating Margin
Cryo Tank Solutions	11.0%	7.3%
Heat Transfer Systems	21.1%	18.9%
Specialty Products	15.3%	14.0%
Repair, Service & Leasing	25.9%	17.6%
Consolidated	15.0%	10.0%
Results of Operations for the Nine Months Ended September 30, 2024 and 2023
Sales for the first nine months of 2024 compared to the same period in 2023 increased by $716.0 million, from $2,337.5 million to $3,053.5 million driven by increases in all four segments with the largest driver coming from increases in Repair, Service & Leasing driven by commercial synergies and the impact of Howden reporting a full first quarter in 2024 compared to a partial first quarter in 2023.
Gross profit increased during the first nine months of 2024 compared to the first nine months of 2023 by $310.4 million or 44.0%, while gross profit margin of 33.3% for the first nine months of 2024 increased from 30.2% in the first nine months of 2023. The increase in gross profit margin for the first nine months of 2024 compared to the same period in 2023 was primarily driven by a higher mix of aftermarket service and repair with higher margins and achievement of cost synergies. Restructuring costs recorded to cost of sales were $0.7 million and $0.2 million for the nine months ended September 30, 2024 and 2023, respectively.
Consolidated SG&A expenses increased by $57.0 million or 16.0% during the first nine months of 2024 compared to the same period in 2023 primarily driven by the inclusion of Howden SG&A expenses in the current period.

Interest Expense, Net and Financing Costs Amortization
The following table presents the components of interest expense, net (dollars in millions):

	Nine Months Ended September 30,
	2024	2023
Interest expense term loans due March 2030	$104.3	$81.0
Interest expense senior secured notes due 2030	81.5	82.1
Interest expense senior unsecured notes due 2031	36.1	36.3
Interest expense senior secured revolving credit facility due April 2029	22.4	23.6
Interest expense convertible notes due November 2024	2.2	1.9
Financing costs amortization	14.2	12.0
Interest income	(7.7)	(24.9)
Capitalized interest	(6.2)	(3.0)
Discontinued operations interest expense, net	—	(8.9)
Other	1.9	2.6
Interest expense, net	$248.7	$202.7
The increase in interest expense, net, is primarily due to higher borrowings outstanding, specifically our term loan, drawn on March 17, 2023 for the Howden Acquisition and an additional incremental term loan drawn on June 30, 2023, compared to borrowings outstanding during the nine months ended September 30, 2023. Interest expense, net for the nine months ended September 30, 2023, included $24.9 million in interest income earned from deposits of proceeds from the senior secured notes due 2030, senior unsecured notes due 2031, common stock and preferred stock offerings into interest bearing accounts until the consummation of the Howden Acquisition.
Financing costs amortization was $14.2 million for the nine months ended September 30, 2024 as compared to $12.0 million for the nine months ended September 30, 2023. The increase of $2.2 million was primarily due to the amendment of our senior secured revolving credit facility due April 2029 as well as the issuance of incremental term loans on March 17, 2023 and June 30, 2023, which increased deferred debt issuance costs.
Income Tax Expense (Benefit)
Income tax expense (benefit) of $50.9 million and $(4.2) million for the nine months ended September 30, 2024 and 2023, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 24.7% and 840.0%, respectively. The effective income tax rate of 24.7% for the nine months ended September 30, 2024 differed from the U.S. federal statutory rate of 21% primarily due to income earned by our certain foreign entities being taxed at higher rates than the U.S. federal statutory rate and withholding taxes on foreign earnings not permanently reinvested offset by the U.S. impact of foreign operations and research and development credits.
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
Net Income Attributable to Chart Industries, Inc. from Continuing Operations
As a result of the foregoing, net income attributable to Chart Industries, Inc. for the nine months ended September 30, 2024 and 2023 was $141.7 million and $0.1 million, respectively.
Segment Results
Our reportable and operating segments include: Cryo Tank Solutions, Heat Transfer Systems, Specialty Products and Repair, Service & Leasing. Corporate includes operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, risk management and share-based compensation expenses. Corporate support functions are not allocated to the segments. For further information, refer to Note 3, “Reportable Segments” of our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report. The following tables include key metrics used to evaluate our business and measure our performance and represent selected financial data for our operating segments for the three months ended September 30, 2024 and 2023 (dollars in millions):
Cryo Tank Solutions — Results of Operations for the Three Months Ended September 30, 2024 and 2023

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	September 30, 2024	September 30, 2023	Variance ($)	Variance (%)
Sales	$162.5	$159.0	$3.5	2.2%
Gross Profit	40.7	35.2	5.5	15.6%
Gross Profit Margin	25.0%	22.1%
SG&A Expenses	$15.4	$16.5	$(1.1)	(6.7)%
SG&A Expenses (% of Sales)	9.5%	10.4%
Operating Income	$23.5	$17.1	$6.4	37.4%
Operating Margin	14.5%	10.8%
For the third quarter of 2024, Cryo Tank Solutions net sales increased by $3.5 million as compared to the same quarter in 2023. The increase is primarily driven by increased demand in mobile equipment.
During the third quarter of 2024, Cryo Tank Solutions segment gross profit increased by $5.5 million as compared to the same quarter in 2023, and gross profit margin increased by 290 basis points. The increase in gross profit and gross profit margin was driven by improved mix and better manufacturing efficiencies.
Cryo Tank Solutions segment SG&A expenses decreased by $1.1 million during the third quarter of 2024 as compared to the same quarter in 2023. The decrease in SG&A expenses was mainly due to cost synergies achieved.
Cryo Tank Solutions — Results of Operations for the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2024	September 30, 2023	Variance ($)	Variance (%)
Sales	$487.7	$435.2	$52.5	12.1%
Gross Profit	106.9	85.5	21.4	25.0%
Gross Profit Margin	21.9%	19.6%
SG&A Expenses	$47.8	$49.3	$(1.5)	(3.0)%
SG&A Expenses (% of Sales)	9.8%	11.3%
Operating Income	$53.5	$31.9	$21.6	67.7%
Operating Margin	11.0%	7.3%
For the first nine months of 2024, Cryo Tank Solutions sales increased by $52.5 million compared to the same period in 2023. This increase is primarily driven by increased demand in bulk tanks, railcars and increased demand in North America and Europe.
During the first nine months of 2024, Cryo Tank Solutions segment gross profit increased by $21.4 million as compared to the same period in 2023, and the gross profit margin increased by 230 basis points. The increase in gross profit is largely attributed to the increased sales, and the related gross profit margin increase is largely driven by a lower portion of sales in traditional storage equipment.
Cryo Tank Solutions segment SG&A expenses decreased by $1.5 million during the first nine months of 2024 as compared to the same period in 2023. The decrease in SG&A expenses was mainly due to cost synergies achieved.

Heat Transfer Systems — Results of Operations for the Three Months Ended September 30, 2024 and 2023

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	September 30, 2024	September 30, 2023	Variance ($)	Variance (%)
Sales	$256.2	$232.5	$23.7	10.2%
Gross Profit	76.4	61.5	14.9	24.2%
Gross Profit Margin	29.8%	26.5%
SG&A Expenses	$10.1	$14.6	$(4.5)	(30.8)%
SG&A Expenses (% of Sales)	3.9%	6.3%
Operating Income	$61.3	$43.4	$17.9	41.2%
Operating Margin	23.9%	18.7%
For the third quarter of 2024, Heat Transfer Systems segment sales increased by $23.7 million as compared to the same quarter in 2023. This increase was driven by continued execution of our backlog largely in traditional energy and LNG.
During the third quarter of 2024, Heat Transfer Systems segment gross profit increased by $14.9 million as compared to the same quarter in 2023, and gross profit margin increased by 330 basis points. The increase in gross profit and gross profit margin is largely due to the increase in sales along with better productivity and project mix.
Heat Transfer Systems segment SG&A expenses decreased by $4.5 million during the third quarter of 2024 as compared to the same quarter in 2023. The decrease in SG&A expenses was mainly due to cost synergies achieved.
Heat Transfer Systems — Results of Operations for the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2024	September 30, 2023	Variance ($)	Variance (%)
Sales	$746.5	$636.0	$110.5	17.4%
Gross Profit	207.3	170.1	37.2	21.9%
Gross Profit Margin	27.8%	26.7%
SG&A Expenses	$34.7	$36.5	$(1.8)	(4.9)%
SG&A Expenses (% of Sales)	4.6%	5.7%
Operating Income (Loss)	$157.6	$120.5	$37.1	30.8%
Operating Margin	21.1%	18.9%
For the first nine months of 2024, Heat Transfer Systems segment sales increased by $110.5 million as compared to the same period in 2023. The increase in sales was driven primarily by increased sales in traditional energy and LNG.
During the first nine months of 2024, Heat Transfer Systems segment gross profit increased by $37.2 million as compared to the same period in 2023 primarily due to the increase in sales, and gross profit margin increased by 110 basis points largely due to project mix.
Heat Transfer Systems segment SG&A expenses decreased by $1.8 million during the first nine months of 2024 as compared to the same period in 2023 mainly due to impacts from restructuring activities.

Specialty Products — Results of Operations for the Three Months Ended September 30, 2024 and 2023

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	September 30, 2024	September 30, 2023	Variance ($)	Variance (%)
Sales	$283.3	$240.0	$43.3	18.0%
Gross Profit	74.6	62.0	12.6	20.3%
Gross Profit Margin	26.3%	25.8%
SG&A Expenses	$28.3	$22.8	$5.5	24.1%
SG&A Expenses (% of Sales)	10.0%	9.5%
Operating Income	$41.9	$33.7	$8.2	24.3%
Operating Margin	14.8%	14.0%
Specialty Products segment sales increased by $43.3 million during the third quarter of 2024 as compared to the same quarter in 2023. The increase in Specialty Products sales was driven by backlog conversion in hydrogen, helium and water treatment solutions.
Specialty Products segment gross profit increased by $12.6 million during the third quarter of 2024 as compared to the same quarter in 2023 largely due to the higher sales volume, while gross profit margin increased by 50 basis points due primarily to project mix partially offset by specific expenses incurred at our newly opened Theodore facility related to a supplier’s machinery startup challenges and associated inefficiencies on specific space-related projects.
Specialty Products segment SG&A expenses increased by $5.5 million during the third quarter of 2024 as compared to the same quarter in 2023 primarily driven by higher costs in Europe and a contingent consideration fair value adjustment that did not repeat in the third quarter of 2024.
Specialty Products — Results of Operations for the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2024	September 30, 2023	Variance ($)	Variance (%)
Sales	$797.4	$602.9	$194.5	32.3%
Gross Profit	214.3	158.9	55.4	34.9%
Gross Profit Margin	26.9%	26.4%
SG&A Expenses	$77.7	$60.2	$17.5	29.1%
SG&A Expenses (% of Sales)	9.7%	10.0%
Operating Income	$122.0	$84.6	$37.4	44.2%
Operating Margin	15.3%	14.0%
Specialty Products segment sales increased by $194.5 million during the first nine months of 2024 as compared to the same period in 2023. The increase in Specialty Products sales was due to the ownership of Howden for the entire first nine months of 2024 versus only part of the first nine months of 2023 as well as the conversion of backlog relative to hydrogen, CCUS and water treatment applications.
Specialty Products segment gross profit increased by $55.4 million during the first nine months of 2024 as compared to the same period in 2023 primarily due to higher volume which is largely due to ownership of Howden in the entire year-to-date 2024 results versus part of the year-to-date 2023 results.
Specialty Products segment SG&A expenses increased by $17.5 million during the first nine months of 2024 as compared to the same period in 2023 primarily driven by ownership of Howden for the entire year-to-date period in 2024 versus a partial period in 2023.

Repair, Service & Leasing — Results of Operations for the Three Months Ended September 30, 2024 and 2023

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	September 30, 2024	September 30, 2023	Variance ($)	Variance (%)
Sales	$360.5	$271.3	$89.2	32.9%
Gross Profit	170.9	117.5	53.4	45.4%
Gross Profit Margin	47.4%	43.3%
SG&A Expenses	$31.9	$36.8	$(4.9)	(13.3)%
SG&A Expenses (% of Sales)	8.8%	13.6%
Operating Income	$102.0	$42.3	$59.7	141.1%
Operating Margin	28.3%	15.6%
For the third quarter of 2024, Repair, Service & Leasing segment sales increased by $89.2 million as compared to the same quarter in 2023. The increase is primarily driven by continued strong demand for the combined business’ solutions and an increase in aftermarket equipment sales.
During the third quarter of 2024, Repair, Service & Leasing segment gross profit increased by $53.4 million as compared to the same quarter in 2023, and gross profit margin increased by 410 basis points. The increase in gross profit and gross profit margin was driven by continued commercial and cost synergies achieved, as well as an increase in equipment sales.
Repair, Service & Leasing segment SG&A expenses during the third quarter of 2024 decreased compared to the third quarter 2023 primarily due to continued centralization of certain IT costs and lower payroll costs.
Repair, Service & Leasing — Results of Operations for the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2024	September 30, 2023	Variance ($)	Variance (%)
Sales	$1,022.0	$688.5	$333.5	48.4%
Gross Profit	488.0	291.6	196.4	67.4%
Gross Profit Margin	47.7%	42.4%
SG&A Expenses	$114.2	$87.1	$27.1	31.1%
SG&A Expenses (% of Sales)	11.2%	12.7%
Operating Income	$265.1	$121.0	$144.1	119.1%
Operating Margin	25.9%	17.6%
For the first nine months of 2024, Repair, Service & Leasing segment sales increased by $333.5 million as compared to the same period in 2023. This increase is primarily due to the ownership of Howden for the entire first nine months of 2024 versus only part of the first nine months of 2023.
During the first nine months of 2024, Repair, Service & Leasing segment gross profit increased by $196.4 million as compared to the same period in 2023, and gross profit margin increased by 530 basis points. The increase in gross profit and gross profit margin was driven by the full ownership of Howden in the year-to-date results of 2024 versus a portion of the year-to-date results in 2023.
Repair, Service & Leasing segment SG&A expenses increased by $27.1 million during the first nine months of 2024 as compared to the same period in 2023, driven by the ownership of Howden for the entire year-to-date 2024 period versus part of the year-to-date 2023 period and restructuring associated with the acquisition integration.
Corporate
Corporate SG&A expenses increased by $17.9 million during the third quarter of 2024 as compared to the same quarter in 2023, driven by increased centralization of IT spend and ongoing integration activities. Corporate SG&A expenses increased by $15.7 million in the first nine months of 2024 compared to the same period in 2023, primarily due to increased payroll costs due to the comparative period only including Howden employees from March 17, 2023.

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
Sources and Uses of Cash
The discussion of sources and uses of cash that follows is presented on a consolidated basis. Our cash, cash equivalents, restricted cash, and restricted cash equivalents totaled $312.5 million at September 30, 2024, an increase of $111.4 million from the balance at December 31, 2023. Our foreign subsidiaries held cash of $278.2 million and $170.1 million, at September 30, 2024, and December 31, 2023, respectively. No material restrictions exist to accessing cash held by our foreign subsidiaries. Cash equivalents are primarily invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations, and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization, and in the case of cash equivalents in China, obligations of local banks. We believe that our existing cash and cash equivalents, funds available under our senior secured revolving credit facility due April 2029 or other financing alternatives, and cash provided by operations will be sufficient to meet our normal working capital needs, capital expenditures and investments for the foreseeable future.
Cash provided by operating activities was $221.6 million for the nine months ended September 30, 2024, an increase of $184.7 million compared to cash provided by operating activities of $36.9 million for the nine months ended September 30, 2023 primarily due to strong operating performance, cash management, and costs associated with the Howden Acquisition in the comparative period.
Cash used in investing activities was $121.6 million and $4,154.9 million for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, we used $100.3 million for capital expenditures and $13.1 million mainly for investments in Hy24. During the nine months ended September 30, 2023, we used $4,322.3 million for the Howden Acquisition, $115.4 million for capital expenditures and $8.8 million mainly for investments in Avina and Hylium Industries. During the nine months ended September 30, 2023, we received $291.9 million in proceeds from the sale of our RootsTM business.
Cash provided by financing activities was $6.8 million and $1,678.0 million for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, we borrowed $2,286.7 million and repaid $2,246.5 million in borrowings on our revolving credit facility and paid $20.4 million of dividends on our mandatory convertible preferred stock. During the nine months ended September 30, 2023, we borrowed incremental term loans in the aggregate principal amount of $1,534.8 million, in connection with the Howden Acquisition, and borrowed incremental term loans in the aggregate principal of $250.0 million, for general corporate purposes. During the nine months ended September 30, 2023, we borrowed $1,334.3 million on our revolving credit facilities and raised $11.7 million in proceeds for the issuance of common stock, primarily to fund the Howden Acquisition and repaid $1,234.3 million in borrowings on our credit facilities. A portion of debt repayments was funded with the proceeds from the divestiture of RootsTM. During the nine months ended September 30, 2023 we paid $133.5 million in debt issuance costs and paid $20.5 million of dividends on our mandatory convertible preferred stock. We also paid $12.2 million in dividend distributions to noncontrolling interest owners during the nine months ended September 30, 2023.
Cash Requirements
We do not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2024. Management anticipates we will be able to satisfy cash requirements for our ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities.
As described in Note 9, “Debt and Credit Arrangements” to our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report, our 2024 Notes mature on November 15, 2024, unless earlier converted or repurchased. As of October 1, 2024 and through the maturity date, the 2024 Notes continue to be convertible at the option of the holder. There have been no significant conversions as of the date of this filing. We expect to fund the maturing 2024 Notes with cash on hand and available borrowings under our credit facilities. We expect to pay cash up to the $258.7 million aggregate principal amount of the 2024 Notes and settle any excess conversion value in shares of Chart common stock. We entered into convertible note hedge transactions, which are expected to reduce the potential dilution with respect to our common stock upon conversion of the 2024 Notes.

Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, that we have not recognized as revenue and excludes unexercised contract options and potential orders. Our backlog as of September 30, 2024 was $4,535.3 million, compared to $4,140.7 million as of September 30, 2023 and $4,426.0 million as of June 30, 2024.
The tables below represent orders received and backlog by segment for the periods indicated (dollars in millions):

	Three Months Ended
	September 30, 2024	September 30, 2023	June 30, 2024
Orders
Cryo Tank Solutions	$126.2	$155.6	$159.0
Heat Transfer Systems	424.7	176.1	269.6
Specialty Products	237.8	469.1	423.7
Repair, Service & Leasing	377.9	331.2	312.4
Intersegment eliminations	0.9	(4.7)	—
Consolidated	$1,167.5	$1,127.3	$1,164.7

	As of
	September 30, 2024	September 30, 2023	June 30, 2024
Backlog
Cryo Tank Solutions	$316.5	$449.4	$358.2
Heat Transfer Systems	1,878.0	1,657.5	1,709.7
Specialty Products	1,755.3	1,460.7	1,806.4
Repair, Service & Leasing	593.4	609.7	562.7
Intersegment eliminations	(7.9)	(36.6)	(11.0)
Consolidated	$4,535.3	$4,140.7	$4,426.0
Cryo Tank Solutions segment orders for the three months ended September 30, 2024 were $126.2 million compared to $155.6 million for the three months ended September 30, 2023 and $159.0 million for the three months ended June 30, 2024. The decrease in Cryo Tank Solutions segment orders during the three months ended September 30, 2024 when compared to the same quarter last year was primarily driven by the third quarter of 2023 having a non-repeating order for railcars of $19.2 million and slower demand in China. Cryo Tank Solutions segment backlog at September 30, 2024 totaled $316.5 million compared to $449.4 million as of September 30, 2023 and $358.2 million as of June 30, 2024.
Heat Transfer Systems segment orders for the three months ended September 30, 2024 were $424.7 million compared to $176.1 million for the three months ended September 30, 2023 and $269.6 million for the three months ended June 30, 2024. The increase in orders from the three months ended September 30, 2023 and three months ended June 30, 2024 was mainly driven by increased orders in LNG. Heat Transfer Systems segment backlog at September 30, 2024 totaled $1,878.0 million, as compared to $1,657.5 million and $1,709.7 million as of September 30, 2023 and June 30, 2024, respectively.
Specialty Products segment orders for the three months ended September 30, 2024 were $237.8 million compared to $469.1 million for the three months ended September 30, 2023 and $423.7 million for the three months ended June 30, 2024. The decrease in Specialty Products segment orders during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 and three months ended June 30, 2024 was mainly driven by lower orders in hydrogen and helium applications. Specialty Products segment backlog totaled $1,755.3 million as of September 30, 2024, compared to $1,460.7 million as of September 30, 2023 and $1,806.4 million as of June 30, 2024.
Repair, Service & Leasing segment orders for the three months ended September 30, 2024 were $377.9 million compared to $331.2 million for the three months ended September 30, 2023 and $312.4 million for the three months ended June 30, 2024. The increase in orders for the three months ended September 30, 2024 as compared to the three months ended June 30, 2024 was driven by an increase in aftermarket equipment orders. Repair, Service & Leasing segment backlog totaled $593.4 million as of September 30, 2024, compared to $609.7 million as of September 30, 2023 and $562.7 million as of June 30, 2024.

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
Forward-Looking Statements
We are making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements include statements relating to our business, including statements regarding completed and pending acquisitions and investments and related accretion or statements with respect to the use of proceeds or redeployment of capital from recent divestitures, as well as statements regarding our 2024 sales outlook, revenues, cost and commercial synergies and efficiency savings, objectives, future orders, margins, segment sales mix, earnings or performance, liquidity and cash flow, repayment or settlement of maturing debt, inventory levels, capital expenditures, supply chain challenges, inflationary pressures including materials costs and pricing increases, business trends, clean energy market opportunities including addressable market and projected industry-wide investments, carbon and GHG emission targets, governmental initiatives, including executive orders and other information that is not historical in nature. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “outlook,” “guidance,” “target,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations, liquidity, debt repayments, cash flow, orders, results of operations, projected revenues, margins, capital expenditures, industry and business, trends, clean energy and other new market or expansion opportunities, cost and commercial synergies and savings objectives, and government initiatives among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements.
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
Interest Rate Risk: Our primary interest rate risk exposure results from various floating rate pricing mechanisms contained in our senior secured revolving credit facility due April 2029 and term loans due March 2030. If interest rates were to increase 100 basis points (1 percent) from the weighted-average interest rate for our senior secured revolving credit facility due April 2029 of 6.4% at September 30, 2024, and assuming no changes in the $142.3 million of borrowings outstanding under the senior secured revolving credit facility due April 2029 at September 30, 2024, our additional annual expense would be approximately $1.4 million on a pre-tax basis. If interest rates were to increase 100 basis points (1 percent) from the interest rate for our term loans due March 2030 of 7.8% at September 30, 2024, and assuming no changes in the $1,631.0 million of borrowings outstanding under our term loans due March 2030 at September 30, 2024, our additional annual expense would be approximately $16.3 million on a pre-tax basis.
Foreign Currency Exchange Rate Risk: We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations in the normal course of business, which can impact our financial position, results of operations, cash flow, and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income as reported in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Translation exposure is primarily with the euro, the Czech koruna, the Chinese yuan, the South African rand, the British pound and the Indian rupee. During the third quarter of 2024, the U.S. dollar weakened in relation to the euro, Czech koruna, Chinese yuan, South African rand and the British pound by 4%, 4%, 2%, 6% and 6%, respectively. There was no notable movement between the U.S. dollar and the Indian rupee. At September 30, 2024, a hypothetical 10% strengthening of the U.S. dollar would not materially affect our financial statements.
EUR Revolver Borrowings: Additionally, assuming no changes in the euro 78.0 million in EUR Revolver Borrowings outstanding under the senior secured revolving credit facility due April 2029 and an additional 100 basis points (1 percent) strengthening in the U.S dollar in relation to the euro as of the beginning of 2024, during the three months ended September 30, 2024, our additional unrealized foreign currency gain would be approximately $0.8 million on a pre-tax basis.
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
Derivative Instruments: We enter into foreign currency contracts not designated as hedging instruments to mitigate foreign currency risk for anticipated and firmly committed foreign currency transactions. At September 30, 2024, a hypothetical 10% weakening of the U.S. dollar would not materially affect our outstanding foreign exchange forward contracts. We enter into a combination of cross-currency swaps and foreign exchange collars as a net investment hedge of our investments in certain international subsidiaries that use the euro as their functional currency in order to reduce the volatility caused by changes in exchange rates. As disclosed in Note 9, “Debt and Credit Arrangements,” we have an out-of-the-money protective call while writing a put option with a strike price at which the premium received is equal to the premium of the protective call purchased, which involved no initial capital outlay. The call was structured with a strike price higher than our cost basis in such investments, thereby limiting any foreign exchange losses to approximately $11.4 million on a pre-tax basis. We do not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one to three years.
Market Price Sensitive Instruments
In connection with the pricing of the 2024 Notes, we entered into privately-negotiated convertible note hedge transactions (the “Note Hedge Transactions”) with certain parties, including affiliates of the initial purchasers of the 2024 Notes (the “Option Counterparties”) which relate to 4.41 million shares of our common stock and represents the number of shares of our common stock underlying the 2024 Notes. These Note Hedge Transactions are expected to reduce the potential dilution upon any conversion of the 2024 Notes.
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
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to our management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2024	195	$167.40	—	$—
August 1 - 31, 2024	1,394	117.09	—	—
September 1 - 30, 2024	569	123.47	—	—
Total	2,158	123.32	—	$—
_______________
(1)Includes shares of common stock surrendered to us during the third quarter of 2024 by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $266,125. The total number of shares repurchased represents the net shares issued to satisfy tax withholding. All such repurchased shares were subsequently retired during the three months ended September 30, 2024.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended September 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-rule 10b5-1 trading arrangements, nor do any of the directors or Section 16 officers currently maintain any such arrangements.

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

Chart Industries, Inc.
(Registrant)

Date:	November 1, 2024	By:	/s/ Jillian C. Evanko
Jillian C. Evanko
Chief Executive Officer, President and a Director
(Principal Executive Officer)

Date:	November 1, 2024	By:	/s/ Joseph R. Brinkman
Joseph R. Brinkman
Vice President and Chief Financial Officer
(Principal Financial Officer)