Form 10-K
period 2024-12-31
CHART INDUSTRIES INC
filed 2025-02-28
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price of $144.34 per share at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $6,148,163,455.
As of February 24, 2025, there were 45,688,580 outstanding shares of the Company’s common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: the definitive Proxy Statement to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held on May 21, 2025 (the “2025 Proxy Statement”).
Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2024.

CHART INDUSTRIES, INC.

PART I
Item 1.Business
THE COMPANY
Overview
Chart Industries, Inc., a Delaware corporation incorporated in 1992 (the “Company,” “Chart,” “we,” “us,” or “our” as used herein refers to Chart Industries, Inc. and our consolidated subsidiaries, unless the context indicates otherwise), is a global leader in the design, engineering, and manufacturing of process technologies and equipment for gas and liquid molecule handling for the Nexus of Clean™ - clean power, clean water, clean food, and clean industrials, regardless of molecule. The Company’s unique product and solution portfolio across stationary and rotating equipment is used in every phase of the liquid gas supply chain, including engineering, service and repair and from installation to preventive maintenance and digital monitoring. Chart is a leading provider of technology, equipment and services related to liquefied natural gas (“LNG”), hydrogen, biogas and CO2 capture among other applications. Chart is committed to excellence in environmental, social and corporate governance (“ESG”) issues both for its company as well as its customers. With 64 global manufacturing locations and over 50 service centers from the United States to Asia, Australia, India, Europe and South America, we maintain accountability and transparency to our team members, suppliers, customers and communities.
Our primary customers are large, multinational producers and distributors of hydrocarbon, hydrogen and industrial gases and their end-users. We sell our products and services to more than 10,000 customers worldwide, having developed long-standing relationships with leading companies in the gas production, distribution and processing industries as well as those involved in LNG, chemicals and industrial gases.
We have achieved this competitive position by capitalizing on our technical expertise, broad product and service offering, reputation for high quality global manufacturing, and by focusing on attractive, growth markets. We have an established sales and customer support presence across the globe. For the years ended December 31, 2024, 2023 and 2022, we generated sales of $4.2 billion, $3.4 billion, and $1.6 billion, respectively.
On March 17, 2023, we completed the acquisition of Howden from affiliates of KPS Capital Partners (the “Howden Acquisition”). The acquisition purchase price was $4.4 billion, which we financed with proceeds from borrowings under our senior secured revolving credit facility and term loans due March 2030, common and preferred stock issuances and a private offering of secured notes and unsecured notes. Howden is a leading global provider of mission critical air and gas handling products providing service and support to customers around the world in highly diversified end markets and geographies. The combination of Chart and Howden is complementary and furthers our global leadership position in highly engineered process technologies and products serving the Nexus of Clean™.
Segments, Applications and Products
Our reportable segments, which are also our operating segments, are as follows: Cryo Tank Solutions, Heat Transfer Systems, Specialty Products and Repair, Service & Leasing.
We go to market through One Chart global commercial, engineering, products, operations, and aftermarket organizations. Further, our engineered solutions are utilized across a molecule’s value chain from production to distribution and storage to consumption. Our Cryo Tank Solutions segment supplies bulk, microbulk and mobile equipment used in the storage, distribution, vaporization, and application of industrial gases and certain hydrocarbons. Our Heat Transfer Systems segment supplies mission critical engineered equipment and systems used in the recovery, separation, liquefaction, and purification of hydrocarbons, LNG and industrial gases that span gas-to-liquid applications. Our Specialty Products segment supplies products used in specialty end-market applications including engineered liquefaction, storage and compression equipment for hydrogen and helium, LNG for over-the-highway vehicles, biofuels, carbon capture, food and beverage, aerospace, nuclear, marine, metals and mining, lasers, gas by rail, energy recovery, infrastructure and water treatment end markets. Our Repair, Service & Leasing segment provides installation, retrofitting and refurbishment, services and repairs, preventative and contractual maintenance, and digital solutions globally in addition to providing targeted equipment leasing solutions.
Further information about these segments is located in Note 4, “Segment and Geographic Information,” of our consolidated financial statements included under Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.

Cryo Tank Solutions
Cryo Tank Solutions (15.3% of consolidated sales for the year ended December 31, 2024) designs and manufactures and supplies bulk, microbulk and mobile equipment used in the storage, distribution, vaporization, and application of industrial gases and certain hydrocarbons. With operations in the United States, Latin America, Europe and Asia, our Cryo Tank Solutions segment serves customers globally.
Industrial Gas Applications
We design and manufacture bulk and packaged gas cryogenic solutions for the storage, distribution, vaporization, and application of industrial gases. Our products span the entire spectrum of industrial gas demand from small customers requiring cryogenic packaged gases to large users requiring custom engineered cryogenic storage systems in both mobile and stationary applications. Using vacuum insulation technology, our cryogenic storage systems are able to store and transport liquefied industrial gases and hydrocarbon gases at temperatures from 0° Fahrenheit to temperatures nearing absolute zero. Industrial gas applications include any end-use of the major elements of air (nitrogen, oxygen, and argon), including manufacturing, welding, electronics and medical. Principal customers for industrial applications are global industrial gas producers and distributors. Other end-users of our equipment include chemical producers, manufacturers of electrical components, health care organizations and companies in the oil and natural gas industries.
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
LNG Applications
We supply cryogenic solutions for the storage, distribution, and use of LNG. LNG may be utilized as an alternative to other fossil fuels such as diesel, propane, or fuel oil in transportation or off pipeline applications. Examples include transit bus transportation, locomotive propulsion, marine, and power generation in remote areas. We refer to our LNG distribution products as a “Virtual Pipeline,” as the traditional natural gas pipeline is replaced with cryogenic distribution to deliver the gas to the end-user. We supply cryogenic trailers, ISO containers, bulk storage tanks, loading facilities, and regasification equipment specially configured for delivering LNG into Virtual Pipeline applications. Additionally, we supply large vacuum insulated storage tanks as equipment for purchasers of standard liquefaction plants sold by our Heat Transfer Systems segment.
Demand for LNG applications is driven by the increasing global need for energy. Our competitors tend to be regionally focused or product-specific, while we supply a broad range of solutions required by LNG applications.
Heat Transfer Systems
Heat Transfer Systems (24.9% of consolidated sales for the year ended December 31, 2024) facilitates natural gas, petrochemical processing, petroleum refining, power generation and industrial gas companies in the production or processing of their products. With primary manufacturing capabilities in the United States and Europe, Heat Transfer Systems serves customers globally. This segment supplies mission critical engineered equipment and technology-driven process systems used in the separation, liquefaction, and purification of hydrocarbon and industrial gases that span most gas-to-liquid applications.
Natural Gas Processing (including Petrochemical) Applications
We provide natural gas processing solutions that facilitate the progressive cooling and liquefaction of hydrocarbon mixtures for the subsequent recovery or purification of component gases. Primary products used in these applications include brazed aluminum heat exchangers, cold boxes, pressure vessels, Core-in-Kettle®, air cooled heat exchangers, and fans. Our brazed aluminum heat exchangers allow producers to obtain purified hydrocarbon by-products, such as methane, ethane, propane, and ethylene, which are commercially marketable for various industrial or residential uses. Our cold boxes are highly engineered systems that incorporate brazed aluminum heat exchangers, pressure vessels, and interconnecting piping used to significantly reduce the temperature of gas mixtures to liquefy component gases so that they can be separated and purified for further use in multiple energy, industrial, scientific, and commercial applications. Chart’s air cooled heat exchangers are used to cool or condense fluids to allow for further processing and for cooling gas compression equipment. Our process technology includes standard and modular plant solutions and comprises detailed mechanical design, Chart manufactured proprietary equipment and all other plant items required to liquefy pipeline quality natural gas. Customers for our natural gas processing applications include large companies in the hydrocarbon processing industry, as well as engineering, procurement and construction (“EPC”) contractors.

Demand for these applications is primarily driven by the growth in the natural gas liquids (or “NGLs”) separation and other natural gas segments of the hydrocarbon processing industries, including LNG. Management believes that continuing efforts by petroleum producing countries to better utilize stranded natural gas and associated gases which historically had been flared, present a promising source of demand. We have several competitors for our air cooled heat exchangers and fans, including many smaller fabrication-only facilities around the world. Competition with respect to our more specialized brazed aluminum heat exchangers includes a small number of global (European and Asian) manufacturers.
LNG Applications
We provide process technology, liquefaction capabilities, and independent mission critical equipment for the liquefaction of natural gas (LNG), including small to mid-scale facilities, floating LNG applications, and large base-load export facilities. We are a leading supplier to EPC firms where we provide equipment and process technology, providing an integrated and optimized approach to the project. These process systems incorporate many of Chart’s core products, including brazed aluminum heat exchangers, Core-in-Kettle® heat exchangers, cold boxes, air cooled heat exchangers, fans, pressure vessels, and pipe work. These systems are used in global LNG projects, for both local LNG production as well as LNG export terminals. Our proprietary IPSMR® (Integrated Pre-cooled Single Mixed Refrigerant) and IPSMR+® liquefaction process technology offers lower capital expenditure requirements than competing processes measured on a per ton of LNG produced basis, along with very competitive operating costs.
Demand for LNG applications is primarily driven by increased use and global trade in natural gas (transported as LNG) since natural gas offers significant cost advantages over other energy sources. Demand for LNG for fuel applications is also driven by diesel displacement and continuing efforts by petroleum producing countries to better utilize stranded natural gas and previously flared gases.
HVAC, Power and Refining Applications
Our air cooled heat exchangers and axial cooling fans are used in heating, ventilation and air conditioning (“HVAC”), data center, power and refining applications. Demand for HVAC is driven by growing construction activities and demand for energy efficient devices, and there is also positive impact from growing industrial production. Refining demand continues to be driven by United States shale production, benefiting from low cost shale oil, natural gas liquids and gas resulting in high utilization and increased investment. Our air cooled heat exchangers are used in each phase of the refining process to condense and cool gases and fluids.
Specialty Products
Specialty Products (26.8% of consolidated sales for the year ended December 31, 2024) supplies highly-engineered equipment and process technologies used in specialty end-market applications for hydrogen and helium, LNG, biofuels, carbon capture, food and beverage, metals and mining, aerospace, space exploration, lasers, and water treatment, among others. Leveraging our global manufacturing presence, Specialty Products serves customers globally.
We deliver diverse hydrogen solutions which serve both gas and liquid hydrogen across the entire value chain including production (liquefaction), transportation, storage and usage. Further, we have approximately 160 years of experience working with hydrogen-related equipment, and our installed base can be found across the globe. We also manufacture various types of compressors and heat exchangers for hydrogen applications including brazed aluminum, air cooled, and shell & tube varieties in addition to mobile equipment and fueling stations.
In carbon capture, utilization, and storage (“CCUS”) markets we provide full solutions, equipment, aftermarket services, and software for applications ranging from cryogenic carbon capture (“CCC”) to direct air capture (“DAC”). These solutions target a number of end markets including brewing, winery, dry ice capture, biogas, and industrial. Our technology can be used across a variety of applications since we can capture from both high and low purity carbon streams.
Our water treatment technology is also reflected in the Specialty Products segment. Serving both municipal and industrial end markets globally, our water treatment solutions serve both clean and wastewater applications. Our solution set can also address a wide range of organic and inorganic contaminants including arsenic and per- and polyfluorinated alkylated substances (“PFAS”), often referred to as “forever chemicals.”
Demand for many of our specialty applications are driven by an increasing focus on energy security, energy access, and energy/grid stability in addition to customer demand and government support for decarbonization. Additionally, clean water scarcity, increasing demand for energy from applications such as artificial intelligence and data centers, population growth, and aging infrastructure, all drive demand for our specialty applications. While we have competitors in a portion of these applications, many of our specialty product markets have limited competition.

Repair, Service & Leasing
Our Repair, Service & Leasing segment (33.0% of consolidated sales for the year ended December 31, 2024) provides installation, retrofitting & refurbishment, spares, service, repair and maintenance of our products globally in addition to providing equipment leasing solutions to customers globally. We have made a number of organic and inorganic investments over the years to expand our global footprint to include over 50 service centers.
To support the products and solutions we sell, our Repair, Service & Leasing segment offers services through the entire lifecycle of our products, focusing on the optimized performance and lifespan of Chart proprietary equipment. Aftermarket services include extended warranties, plant start-up, parts, 24/7 support, monitoring and process optimization, as well as repair, maintenance, spares, and upgrades.
We install, service, and maintain compressors and other rotating equipment, as well as refurbish bulk and packaged gas cryogenic solutions for the storage, distribution, vaporization, and application of industrial gases. With multiple service locations in the Americas, Europe and Asia, we not only service Chart products, but we also service numerous other manufacturers including many of our competitors. We provide services for storage vessels, VIP, reconfiguration, relocation, trailers, ISO containers, vaporizers, and other gas to liquid equipment.
Additionally, we offer a variety of targeted leasing options on certain types of Chart equipment, providing our customers with the flexibility to quickly respond to seasonal or sudden increases in demand with similar flexibility when existing equipment is being repaired or refurbished.
Uptime™ is our digital platform that seamlessly integrates data related to equipment performance. The system combines active inputs, such as temperature, pressure and vibration, with reference parameters from manuals, specifications and maintenance reports. When the data is analyzed, it provides a unique foundation for maintaining and enhancing operational excellence.
Ventsim™ DESIGN is our proprietary mine ventilation software that is used and trusted by over 2,500 mines, universities, consultants, government and research organizations. Ventsim™ DESIGN is a complete integrated mine and tunnel ventilation software package for the design and testing of ventilation circuits including airflow, pressure, heat, gases, power, radon, fire and many other types of ventilation information.
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
Customers
We sell our products primarily to gas producers, distributors, and end-users across energy, industrial, power, HVAC and refining applications in countries throughout the world. Sales to our top ten customers accounted for 26%, 25%, and 38% of consolidated sales in 2024, 2023 and 2022, respectively.
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
Raw Materials and Suppliers
We manufacture most of the products we sell. The raw materials used in manufacturing include aluminum products (including sheets, bars, plate, and piping), stainless steel products (including sheets, plates, heads, and piping), palladium oxide, carbon steel products (including sheets, plates, and heads), valves and gauges, and fabricated metal components. Most raw materials are available from multiple sources of supply, although shortages and delays to certain materials have been experienced during the past three years, as a result of market disruptions caused by macroeconomic conditions such as inflation and supply chain disruptions. We have long-term relationships with our raw material suppliers and other vendors. Commodity components of our raw material (aluminum, stainless steel and carbon steel) could be subject to tariffs or experience additional levels of volatility during 2025 and may have a relational impact on raw material pricing. Subject to certain short-term risks related to our suppliers as discussed under Item 1A. “Risk Factors,” we foresee no acute shortages of any raw materials that would have a material adverse effect on our operations.
Human Capital Resources
As of January 31, 2025, we had 11,928 employees, including 3,938 domestic employees and 7,990 international employees.
We are party to one collective bargaining agreement with the International Association of Machinists and Aerospace Workers (“IAM”) covering 387 employees at our La Crosse, Wisconsin heat exchanger facility. Effective February 7, 2021, we entered into a five-year agreement with the IAM which expires on February 6, 2026. Certain international employees are part of trade unions or work councils across Europe, the Americas, Asia and Africa. We have proactive engagement and believe we have positive relations with our employees, including those represented by trade unions and work councils. We have had no material work stoppages.
Chart is committed to attracting and retaining the best talent. Therefore, investing, developing, and maintaining human capital is critical to our success. Chart prioritizes several measures and objectives in managing its human capital assets, including, among others, employee safety and wellness, talent acquisition and retention, employee engagement, development, and training, diversity and inclusion, and compensation and pay equity. In 2024, we did not experience any significant employee-generated work stoppages or disruptions.
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
Employee Safety and Wellness
The safety and well-being of our employees and their families has been a top priority as we continue to serve our customers. Chart has ongoing communications about safety performance at all levels of the organization. Our head of global environmental, health and safety (“EHS”) coordinates all EHS matters with our sites, regularly updates our executive staff on our EHS matters and coordinates with our Global Safety Council, which meets monthly to discuss accidents, injuries, near misses, trends and lessons learned. Council members or executive management present metrics and other safety information at every executive staff and Board of Directors meeting. The cross-functional Global Safety Council is dedicated to reaching our target of zero accidents. All Chart employees have Stop Work Authority and are expected to use it if there is concern that any task or procedure could be unsafe. Each site recognizes and rewards employees based on local and global objectives such as achieving safety performance milestones and completing regular audits. All Chart sites implement our Occupational Health and Safety Program Requirements for training, reporting, accident investigation, auditing, implementation, and compliance. The policy encourages employee involvement, a crucial element of a successful safety program, by requiring each site to create a safety committee and safety suggestion program.
Employee Engagement, Development and Training
Chart strives to recruit, hire, develop and promote a qualified workforce. It is our goal to provide each employee a challenging and rewarding experience that allows for personal and professional development. We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. We advance continual learning and career development through ongoing performance and development conversations or evaluations with employees, internally and externally developed training programs, and educational reimbursement programs. In connection with the latter, reimbursement is available to employees enrolled in pre-approved degree or certification programs at accredited institutions that teach skills or knowledge relative to our business or otherwise to the development of the employee’s skill set or knowledge base. In addition, we routinely invest in seminar, conference and other training or continuing education events for our employees. We believe education empowers our people to identify and adopt best practices that will enhance our sustainability. Our university relations program includes recruitment, co-operative programs and internships. To train a local workforce, our manufacturing facilities forge relationships with community colleges and trade schools and pay their employees based on the job and level of skill.
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
We strive to maintain an inclusive environment free from discrimination of any kind, including sexual or other discriminatory harassment. All employees are expected to follow our Code of Ethics, related policies, laws, rules and regulations in all countries where we operate. In addition, employees have a duty to report violations and have multiple avenues available through which inappropriate behavior can be reported, such as supervisors, managers, ethics representatives or the confidential, anonymous Chart Ethics Hotline. Designated ethics representatives are always available for employees who have questions or need guidance on compliance. All reports of inappropriate behavior are promptly investigated with action taken to stop such behavior. Chart investigates alleged incidents and communicates the resolution to the person who reported it. We prohibit retaliation and threats of retaliation against anyone who reports a possible violation or misconduct in good faith and protect employees with our Whistleblower Policy.

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
We are involved with environmental compliance, investigation, monitoring, and remediation activities at certain of our owned or formerly owned manufacturing facilities. We believe that we are currently in substantial compliance with all known environmental regulations. We accrue for certain environmental remediation-related activities for which commitments or remediation plans have been developed or for which costs can be reasonably estimated. These estimates are determined based upon currently available facts regarding each facility. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. Future expenditures relating to these environmental remediation efforts are expected to be made over the coming years as ongoing costs of remediation programs. We do not believe that these regulatory requirements have had a material effect on our capital expenditures, earnings, or competitive position. We are not anticipating any material capital expenditures in 2025 relating to our existing business that are directly related to regulatory compliance matters. Although we believe we have adequately provided for the cost of all known environmental conditions, additional contamination, the outcome of disputed matters, or changes in regulatory posture could result in more costly remediation measures than budgeted, or those we believe are adequate or required by existing law. We believe that any additional liability in excess of amounts accrued which may result from the resolution of such matters will not have a material adverse effect on our financial position, liquidity, cash flows, or results of operations.
Available Information
Additional information about the Company is available at www.chartindustries.com. On the Investor Relations page of the website, the public may obtain free copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable following the time that they are filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Additionally, we have posted our Code of Ethical Business Conduct and Officer Code of Ethics on our website, which are also available free of charge to any stockholder interested in obtaining a copy. References to our website do not constitute incorporation by reference of the information contained on such website, and such information is not part of this Form 10-K.
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
Demand for our products, particularly in our new equipment business, depends to an extent upon the level of capital and maintenance expenditures by many of our customers and end-users, in particular those customers in the global hydrocarbon and industrial gas markets. These customers’ expenditures historically have been cyclical in nature and vulnerable to economic downturns. Decreased capital and maintenance spending by these customers could have a material adverse effect on the demand for our products and our business, financial condition, and results of operations. In addition, this historically cyclical demand limits our ability to make accurate long-term predictions about the performance of our company.
The loss of, or significant reduction or delay in, purchases by our largest customers could reduce our sales and profitability.
While we sell to more than 10,000 customers, sales to our top ten customers accounted for 26%, 25%, and 38% of consolidated sales in 2024, 2023 and 2022, respectively. While our sales to particular customers fluctuate from period to period, sales to large customers, including the global producers, distributors and users of energy and industrial gases and their suppliers, tend to be a consistently large source of our sales.
The loss of any of our major customers, consolidation of our customers, or a decrease or delay in orders or anticipated spending by such customers could materially reduce our sales and profitability. Although order activity in 2024 increased year over year, we continued to experience energy price volatility and our customers’ adjusted project timing.
If we are unable to successfully control our costs and efficiently manage our operations, it may lead to increased costs and reduced profitability.
We have implemented a program of continuous cost savings initiatives to align our business with the current and expected economic conditions. Our ability to operate our business successfully and implement our strategies depends, in part, on our ability to allocate our resources optimally in each of our facilities in order to maintain efficient operations. If we are unable to align our cost structure in response to prevailing economic conditions on a timely basis, or if implementation or failure to implement any cost structure adjustments has an adverse impact on our business or prospects, then our financial condition, results of operations, and cash flows may be negatively affected.
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

U.S. government policy changes and proposals may result in greater restrictions and economic disincentives on international trade. The new administration has implemented substantial tariffs on China and has threatened tariffs on certain products and other countries. To the extent enacted, the implementation of new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by these and any other affected countries, and certain foreign governments have instituted or have been considering imposing trade sanctions on certain U.S. goods. We do business that could be impacted by changes to the trade policies of the United States and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products. We may not succeed in developing and implementing policies and strategies to counter the foregoing factors effectively in each location where we do business, and the foregoing factors may cause a reduction in our sales, profitability or cash flows, or cause an increase in our liabilities.
As a global business, we are exposed to economic, political, and other risks in different countries which could materially reduce our sales, profitability or cash flows, or materially increase our liabilities.
Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. In 2024, 2023 and 2022, 60%, 59%, and 42%, respectively, of our sales occurred in international markets. Our future results could be harmed by a variety of factors, including:
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
•tariffs, other trade protection measures, as discussed in more detail above, and import or export licensing requirements;
•potential adverse changes in trade agreements between the United States and foreign countries, including the United States-Mexico-Canada Agreement (“USMCA”), among the United States, Canada and Mexico;
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
As of December 31, 2024, we had goodwill and indefinite-lived intangible assets of $3,517.3 million, which represented 38.6% of our total assets. Goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment annually in the fourth quarter or more often if events or changes in circumstances indicate a potential impairment may exist. Factors that could indicate that our goodwill or indefinite-lived intangible assets are impaired include a decline in our stock price and market capitalization, lower than projected operating results and cash flows, and slower growth rates in our industry. Our stock price historically has shown volatility and often fluctuates significantly in response to market and other factors. Declines in our stock price, lower operating results and any decline in industry conditions in the future could increase the risk of impairment. Impairment testing incorporates our estimates of future operating results and cash flows, estimates of allocations of certain assets and cash flows among reporting segments, estimates of future growth rates, and our judgment regarding the applicable discount rates used on estimated operating results and cash flows. If we determine at a future time that an impairment exists, it may result in a significant non-cash charge to earnings and lower stockholders’ equity.
Our backlog is subject to modification, termination or reduction of orders, which could negatively impact our sales.
Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as sales. The dollar amount of backlog as of December 31, 2024 was $4,845.1 million. Our backlog can be significantly affected by the timing of orders for large projects, and the amount of our backlog at December 31, 2024 is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Although modifications and terminations of our orders may be fully or partially offset by cancellation fees, customers can, and sometimes do, terminate or modify these orders. We cannot predict whether cancellations will accelerate or diminish in the future. Cancellations of purchase orders, indications that the customers will not perform or reductions of product quantities in existing contracts could substantially and materially reduce our backlog and, consequently, our future sales. Our failure to replace canceled orders could negatively impact our sales and results of operations. We did not have any significant cancellations in 2024, 2023 or 2022.
Due to the nature of our business and products, we may be liable for damages based on product liability and warranty claims.
Due to the high pressures and low temperatures at which many of our products are used, the inherent risks associated with concentrated industrial and hydrocarbon gases, and the fact that some of our products are relied upon by our customers or end- users in their facilities or operations or are manufactured for relatively broad industrial, transportation, or consumer use, we face an inherent risk of exposure to claims in the event that the failure, use, or misuse of our products results, or is alleged to result, in death, bodily injury, property damage, or economic loss. We believe that we meet or exceed existing professional specification standards recognized or required in the industries in which we operate. Although we currently maintain product liability coverage, which has generally been adequate for existing product liability claims and for the continued operation of our business, it includes customary exclusions and conditions, it may not cover certain specialized applications such as aerospace-related applications, and it generally does not cover warranty claims. Additionally, such insurance may become difficult to obtain or be unobtainable in the future on terms acceptable to us. A successful product liability claim or series of claims against us, including one or more consumer claims purporting to constitute class actions or claims resulting from extraordinary loss events, in excess of or outside our insurance coverage, or a significant warranty claim or series of claims against us, could materially decrease our liquidity, impair our financial condition, and adversely affect our results of operations.
Energy policies could change or expected changes could fail to materialize which could adversely affect our business or prospects.
Energy policy can develop rapidly in the global markets we serve. Within the last few years, significant developments have taken place, primarily in international markets that we serve with respect to energy policy and related regulations. We anticipate that energy policy will continue to be an important regulatory priority globally, as well as on a national, state, and local level. In particular, the new administration has signaled potential changes to U.S. energy policy, the potential impact on us which cannot presently be determined. As energy policy continues to evolve, the existing rules and incentives that impact the energy-related segments of our business may change. It is difficult, if not impossible, to predict what changes in energy policy might occur in the future and the timing of potential changes and their impact on our business.
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
In addition, we are exposed to changes in interest rates. While our senior secured and senior unsecured notes have a fixed cash coupon, other instruments, primarily borrowings under our senior secured revolving credit facility due April 2029 are exposed to variable interest rates. Our mandatory convertible preferred stock contains cumulative dividends that can be paid in cash or equity shares. The impact of a 100 basis point increase in interest rates to our senior secured revolving credit facility is discussed in the “Quantitative and Qualitative Disclosures About Market Risk” section of this Annual Report.
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
There can be no assurances that these acquisitions, including Howden, will realize the expected benefits currently anticipated. For example, we may not be able to maintain the levels of revenue, earnings or operating efficiency that we and Howden have achieved or might have achieved separately. The business and financial performance of us and Howden are subject to certain risks and uncertainties. We may be unable to consistently achieve the same growth, revenues and profitability that we and Howden have achieved in the past.
Potential acquisition opportunities become available to us from time to time, and in line with our financial policy of no material cash acquisitions until we are below 2.5 times net leverage, we periodically engage in discussions or negotiations relating to potential acquisitions. Any acquisition may or may not occur and, if an acquisition does occur, it may not be successful in enhancing our business.
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
We have obtained and applied for some U.S. and foreign trademark and patent registrations and will continue to evaluate the registration of additional trademarks and patents, as appropriate. We cannot guarantee that any of our pending applications will be approved. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge them. A failure to obtain registrations in the United States or elsewhere could limit our ability to protect our trademarks and technologies and could impede our business. Further, the protection of our intellectual property may require expensive investment in protracted litigation and the investment of substantial management time, and there is no assurance we ultimately would prevail or that a successful outcome would lead to an economic benefit that is greater than the investment in the litigation. The patents in our patent portfolio are scheduled to expire from 2025 to 2044.
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
The interpretation and application of data protection laws are evolving. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data security practices.  Complying with these various laws is difficult and could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
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
We may be required to make expenditures in order to comply with environmental, health and safety laws and emissions regulations, or incur additional liabilities under these laws and regulations.
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
We are currently remediating or developing work plans for remediation of environmental conditions involving certain current facilities. We have also been subject to environmental liabilities for other sites where we formerly operated or at locations where we or our predecessors did or are alleged to have operated. To date, our environmental remediation expenditures and costs for otherwise complying with environmental laws and regulations have not been material, but the uncertainties associated with the investigation and remediation of contamination and the fact that such laws or regulations change frequently makes predicting the cost or impact of such laws and regulations on our future operations uncertain. Stricter environmental, emissions of greenhouse gases, safety and health laws, regulations or enforcement policies could result in substantial costs and liabilities to us and could subject us to more rigorous scrutiny. Consequently, compliance with these laws could result in significant expenditures, as well as other costs and liabilities that could decrease our liquidity and profitability and increase our liabilities.
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
Some of our operations, including our operations in the U.S. Gulf Coast, are located in geographic regions and physical locations that are susceptible to physical damage and longer-term economic disruption from severe weather and changes in weather patterns. We also could make significant future capital expenditures in hurricane-susceptible or other severe weather locations from time to time. These weather events can disrupt our operations, result in damage to our properties and negatively affect the local economy in which these facilities operate. Severe weather and related changes may cause production or delivery delays as a result of the physical damage to the facilities, the unavailability of employees and temporary workers, the shortage of or delay in receiving certain raw materials or manufacturing supplies and the diminished availability or delay of transportation for customer shipments, any of which may have an adverse effect on our sales and profitability. Although we maintain insurance subject to certain deductibles, which may cover some of our losses, that insurance may become unavailable or prove to be inadequate.
A public health crisis could cause disruptions to our operations which could adversely affect our business in the future.
A significant public health crisis could cause disruptions to our operations similar to the effects of the Covid-19 pandemic. Covid-19 affected our business primarily due to the impact on the global economy, including its effects on transportation networks, raw material availability, production efforts and customer demand for our products. Our ability to predict and respond to future changes resulting from a potential health crisis is uncertain. Even after a public health crisis subsides, there may be long-term effects on our business practices and customers in economies in which we operate that could severely disrupt our operations and could have a material adverse effect on our business, results of operations, cash flows and financial condition.
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
Our future results of operations could be affected by changes in the effective tax rate as a result of changes in tax laws, regulations and judicial rulings. In December 2017, the Tax Cuts and Jobs Act of 2017 was signed into law in the United States, which among other things, lowered the federal corporate income tax rate from 35% to 21% and moved the country towards a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of foreign subsidiaries. There can be no assurances that the benefit we have derived from the Tax Cuts and Jobs Act will be maintained long-term given political and other uncertainties.
The Organisation for Economic Co-operation and Development (“OECD”)’s base erosion and profit shifting (“BEPS”) project is an area we continue to monitor due to its global reach. The OECD, which represents a coalition of member countries, has issued recommendations that, in some cases, would make substantial changes to numerous long-standing tax positions and principles. As countries, in which we operate, continue to pass laws to adopt the tenants of the BEPS Framework (tiered adoption over multiple years), we will continue to monitor potential impacts to the Company’s tax stature. These contemplated changes have begun adoption by various countries during 2023, could increase tax uncertainty and may adversely affect our provision for income taxes. We will continue to monitor developments and impacts to our provision for income taxes.
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
Certain U.S. hourly and salaried employees are covered by our Chart defined benefit pension plan. The defined benefit pension plan has been frozen since February 2006. In May 2024, our Board of Directors approved a resolution to terminate the Chart defined benefit pension plan and notified plan participants of the termination and the distribution alternatives. As of December 31, 2024, the projected benefit obligation under our Chart defined benefit pension plan was $39.5 million, and the value of the assets of the plan was $43.1 million. Although our Chart defined benefit pension plan was fully funded as of December 31, 2024, the performance of assets in the plan and other related factors beyond our control have the potential to adversely affect the funding status of our pension plan in the future.
We have responsibility for ten defined benefit plans outside of the United States, which are predominantly in Germany. As of December 31, 2024, the aggregate projected benefit obligation of these pension plans was $39.2 million, and the aggregate value of the assets of these pension plans was $42.4 million, resulting in these pension plans being overfunded by $3.2 million in the aggregate. However, certain of these plans are in an underfunded status as of December 31, 2024.
We are also a participant in a multi-employer plan, which is underfunded. Among other risks associated with multi-employer plans, contributions and unfunded obligations of the multi-employer plan are shared by the plan participants and we may inherit unfunded obligations if other plan participants withdraw from the plan or cease to participate. Additionally, if we elect to stop participating in the multi-employer plan, we may be required to pay amounts related to withdrawal liabilities associated with the underfunded status of the plan. If the performance of the assets in our defined benefit plans or the multi-employer plan does not meet expectations or if other actuarial assumptions are modified, our required pension contributions for future years could be higher than we expect, which may negatively impact our results of operations, cash flows and financial condition.
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
We are leveraged and have future debt service obligations. As of December 31, 2024, our total indebtedness was $3,757.5 million. In addition, at that date, under our senior secured revolving credit facility, we had $277.5 million of letters of credit and bank guarantees outstanding and borrowing capacity of $767.5 million. Through separate facilities, our subsidiaries had $173.8 million of letters of credit and bank guarantees outstanding at December 31, 2024.
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
We may be able to incur substantial additional indebtedness in the future. The terms of our debt instruments do not fully prohibit us from doing so. Our senior secured revolving credit facility provides commitments of up to $1,250.0 million, $767.5 million of which would have been available for future borrowings (after giving effect to letters of credit and bank guarantees outstanding) as of December 31, 2024. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Instruments and Related Covenants.” If new debt is added to our current debt levels, the related risks that we now face could intensify.
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
The senior secured revolving credit facility due April 2029 also requires us to achieve certain financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control.
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
If we were unable to repay or otherwise refinance this indebtedness when due, our lenders could sell the collateral securing the senior secured revolving credit facility due April 2029 and the secured notes, which constitutes substantially all of our domestic wholly-owned subsidiaries’ assets.
Our Senior Secured Notes due 2030 and our Senior Unsecured Notes due 2031 have certain change in control features which, if triggered, may adversely affect our financial condition.
Upon the occurrence of certain kinds of change of control, we will be required to offer to repurchase all of the outstanding secured notes and unsecured notes at 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase. However, there can be no assurance that we will have sufficient funds at the time of the change in control to purchase all of the secured notes or unsecured notes delivered for purchase, and we may not be able to arrange necessary financing on acceptable terms, if at all.
Risks Related to the Trading Market for Our Preferred and Common Stock
The issuance of common stock upon conversion of 6.75% Series B Mandatory Convertible Preferred Stock could cause dilution to the interests of our existing stockholders.
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
During 2024, we realized our objective of having no material cybersecurity incidents. Furthermore, we have not experienced any material information security breaches and have not incurred material expenses from cybersecurity incidents, including those arising at third parties, during any of the last three years.
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
We have incident response and breach management processes which occur in stages starting with preparation for cybersecurity incidents followed by detection and analysis of cybersecurity incidents, containment, eradication and recovery, and post-incident analysis. Such incident responses are overseen by leaders from our information security, compliance and legal teams. Security events and data incidents are evaluated, ranked by severity, and prioritized for response and remediation. Incidents are evaluated to determine materiality as well as operational and business impact and reviewed for privacy impact.
We also simulate responses to cybersecurity incidents by conducting tabletop exercises. Our cybersecurity professionals then collaborate with technical and business stakeholders across our business units to further analyze the risk to the company, and form detection, mitigation, and remediation strategies.
As part of the above processes, we regularly engage external auditors and consultants to assess our internal cybersecurity programs and compliance with applicable practices and standards. In past years, our Information Security Management System has continued to work a Plan of Action and Milestones (“POAM”) tied to the United States Cybersecurity Maturity Model Certification (“CMMC”) program, formerly the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, while looking for synergies across other standards, such as the Information Assurance Technical Framework (“IATF”), or as required for specific product lines or customers. Furthermore, we benchmark externally against other industrial manufacturers within the B2B (Business to Business) manufacturing industry, and even to a vertical level to determine Chart’s risk profile through cybersecurity insurance tools that rank companies and bring them together within forums for cyber intelligence sharing and best practices.
Our risk management program also assesses third-party risks to identify and mitigate risks from vendors, suppliers, and other business partners associated with our use of third-party service providers. Cybersecurity risks are evaluated when determining the selection and oversight of applicable third-party service providers and potential fourth-party risks when handling and/or processing our employee, business or customer data. In addition, we strive to have the appropriate cybersecurity clauses in our agreements and where necessary we have Data Processing Agreements (“DPAs”) put in place for privacy of data.
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
Our cybersecurity risk management and strategy processes are overseen by leaders from our information security, compliance and legal teams. The Board of Directors and Chart senior management recognize cybersecurity as a company-wide risk, and the chief information officer/chief information security officer (“CIO/CISO”), as a member of the Chart senior management, works to organize these functional teams given the individual’s experience and background of over 25 years within various IT roles, including the build out of the cybersecurity capability within Chart and at prior companies. Individuals that oversee cybersecurity risk management have an average of over 20 years of prior work experience in various roles involving information technology, including security, auditing, compliance, systems and programming. These individuals monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including our incident response plan, and report to the Audit Committee on any appropriate items.
Item 2.Properties
We occupy 159 facilities throughout the world totaling approximately 13.0 million square feet with the majority devoted to manufacturing, assembly, and storage, none of which are individually material. Of these facilities, approximately 8.9 million square feet are owned, and approximately 4.1 million square feet are occupied under operating leases. Because Chart is global in nature, with substantial inter-segment cooperation, properties are often used by multiple business segments.
Regulatory Environment
We are subject to federal, state, and local regulations relating to the discharge of materials into the environment, production and handling of hazardous and regulated materials, and the conduct and condition of our production facilities. We do not believe that these regulatory requirements have had a material effect on our capital expenditures, earnings, or competitive position. We are not anticipating any material capital expenditures in 2025 that are directly related to regulatory compliance matters. We are also not aware of any pending or potential regulatory changes that would have a material adverse impact on our business.
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
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Chart’s common stock is traded on the New York Stock Exchange under the symbol “GTLS.” As of January 31, 2025, there were 269 holders of record of our common stock. Since many holders hold shares in “street name,” we believe that there are a significantly larger number of beneficial owners of our common stock than the number of record holders.
Apart from the dividend requirements associated with our 6.75% Series B Mandatory Convertible Preferred Stock, we do not currently intend to pay any cash dividends on our common stock, and instead intend to retain earnings, if any, for debt reduction, organic capital expenditures for productivity and capacity and, in line with our financial policy of no material cash acquisitions until we are below 2.5 times net leverage, potential acquisitions. The amounts available to us to pay future cash dividends may be restricted by our 2026 Credit Facilities to the extent our pro forma leverage ratio exceeds certain targets. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, and other factors that our board of directors may deem relevant.
Cumulative Total Return Comparison
Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the shares of common stock of Chart with the cumulative return of a hypothetical investment in each of the S&P MidCap 400 Index and our Peer Group Index based on the respective market prices of each such investment on the dates shown below, assuming an initial investment of $100 on December 31, 2019, including reinvestment of dividends, if any.

	December 31,
	2019	2020	2021	2022	2023	2024
Chart Industries, Inc.	$100.00	$174.53	$236.32	$170.74	$202.00	$282.77
S&P MidCap 400 Index	100.00	113.65	141.76	123.19	143.38	163.30
Peer Group Index	100.00	119.63	137.50	143.03	145.77	184.64
We select the peer companies that comprise the Peer Group Index solely on the basis of objective criteria. These criteria result in an index composed of oil field equipment/service and other comparable industrial companies. The Peer Group Index is comprised of Air Products and Chemicals, Inc., Atlas Copco AB, Baker Hughes Company, Barnes Group Inc., Burckhardt Compression Holding AG, ChampionX Corporation, Cheniere Energy, Inc., CIMC Enric Holdings Limited, CNH Industrial N.V., EnPro Inc., ESCO Technologies Inc., Franklin Electric Co., Inc., IDEX Corporation, ITT Inc., New Fortress Energy LLC, NIKKISO CO., LTD., Plug Power Inc., SPX Corporation and Worthington Enterprises, Inc.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2024	14	$126.01	—	$—
November 1 - 30, 2024	1,088	179.96	—	—
December 1 - 31, 2024	51	202.35	—	—
Total	1,153	$180.30	—	$—
_______________
(1)Includes shares of common stock surrendered to us during the fourth quarter of 2024 by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $207,900. The total number of shares repurchased represents the net shares issued to satisfy tax withholding. All such repurchased shares were subsequently retired during the three months ended December 31, 2024.
(2)On December 11, 2024, our Board of Directors authorized a share repurchase program for up to $250.0 million of the Company’s common stock through various means, including open market transactions, block purchases, privately negotiated transactions or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The program may be modified, discontinued or suspended at any time without prior notice. We reiterate our financial policy of no share repurchases until we are below 2.5 times net leverage.
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
Overview
Chart Industries, Inc. is a global leader in the design, engineering, and manufacturing of process technologies and equipment for gas and liquid molecule handling for the Nexus of Clean™ - clean power, clean water, clean food, and clean industrials, regardless of molecule. The Company’s unique product and solution portfolio across stationary and rotating equipment is used in every phase of the liquid gas supply chain, including engineering, service and repair and from installation to preventive maintenance and digital monitoring. Chart is a leading provider of technology, equipment and services related to LNG, hydrogen, biogas and CO2 capture among other applications. Chart is committed to excellence in ESG issues both for its company as well as its customers. With 64 global manufacturing locations and over 50 service centers from the United States to Asia, Australia, India, Europe the Middle East, Africa and South America, we maintain accountability and transparency to our team members, suppliers, customers and communities.
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
Macroeconomic Impacts
Geopolitical instability continues to create uncertainty in the global economy, including the current conflict between Russia and Ukraine and the related sanctions imposed by countries against Russia, along with the heightened tensions between the United States and China. Moreover, unrest in the Middle East may impact our business and operations and has strained global supply chains, including those dependent on Red Sea shipping routes. Also, a substantial amount of uncertainty exists regarding the impact of international monetary and trade policies on our business and markets, including possible continued volatility in interest rates and inflation, as well as the unknown impact of recent or threatened changes to U.S. governmental trade policies, including tariffs on China, certain products, and potentially other countries, as well as the possible impact of any retaliatory tariffs on products from the United States. Additionally, geopolitical uncertainty regarding energy policies may affect the timing of certain projects. We are unable to predict the impact these actions will have on the global economy or on our business, financial condition and results of operations. These events did not have a material adverse effect on our reported results for 2024. We continue to actively monitor the impact of these macroeconomic developments on our results of operations beyond 2024.
Environmental, Social, Governance
Chart is proud to be at the forefront of the energy transition as a leading provider of technology, equipment and services related to LNG, hydrogen & helium, biogas, carbon capture and water treatment, among other applications. We also have a unique offering for the Nexus of Clean™ – clean power, clean water, clean food and clean industrials. Reporting our ESG performance is one of the ways we demonstrate accountability and transparency to our team members, suppliers, customers, shareholders and communities. Further information can be found in our Annual Sustainability report which we expect to release in April 2025.
2024 Highlights
Comparisons included in the discussion that follows are for fiscal year 2024 versus fiscal year 2023. A discussion of changes from fiscal year 2022 to fiscal year 2023 and other financial information related to fiscal year 2022 is available in Part II. Item 7. Management’s Discussion and Analysis of Financial Conditional and Results of Operations, of our Annual Report on Form 10-K, for the fiscal year ended December 31, 2023, which was filed with the SEC on February 28, 2024.
Strong order activity contributed to ending total backlog of $4,845.1 million as of December 31, 2024 compared to $4,278.8 million as of December 31, 2023. We had consolidated orders of $5,006.8 million for the year ended December 31, 2024 compared to $4,140.2 million for the year ended December 31, 2023. The increase in orders versus the year ended

December 31, 2023 was largely driven by strong order activity in Heat Transfer Systems, Specialty Products, and Repair, Service & Leasing.
Consolidated sales were $4,160.3 million in the year ended December 31, 2024 compared to $3,352.5 million in the year ended December 31, 2023 with growth in all four segments when removing any impact related to foreign currency fluctuations. Consolidated gross profit margin for the year ended December 31, 2024 of 33.4% increased from 31.0% for the year ended December 31, 2023. Operating margin for the year ended December 31, 2024 of 15.6% increased from 11.7% for the year ended December 31, 2023. The increases in gross profit margin and operating margin from the year ended December 31, 2023 were driven by our continued execution of commercial and cost synergies, improved mix of the business as well as improved selling, general and administrative expenses as a percentage of sales.
Operating Results
The following table sets forth the percentage relationship that each line item in our consolidated statements of income represents to sales for the years ended December 31, 2024 and 2023:

	2024	2023
Sales	100.0%	100.0%
Cost of sales	66.6	69.0
Gross profit	33.4	31.0
Selling, general and administrative expenses (1)	13.2	14.5
Amortization expense	4.7	4.9
Operating income	15.6	11.7
Acquisition related finance fees	—	0.8
Interest expense, net	7.9	8.6
Other expense (income), net	—	0.5
Income tax expense, net	1.9	0.1
Net income from continuing operations	5.7	1.7
Loss from discontinued operations, net of tax	(0.1)	—
Net income	5.6	1.7
Less: Income attributable to noncontrolling interests of continuing operations, net of taxes	0.3	0.3
Net income attributable to Chart Industries, Inc.	5.3	1.4
 _______________
(1)Includes share-based compensation expense of $18.9 million and $12.6 million, representing 0.5% and 0.4% of sales, for the years ended December 31, 2024 and 2023.

Consolidated Results for the Years Ended December 31, 2024 and 2023
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the years ended December 31, 2024 and 2023 (dollar amounts in millions). Further detailed information regarding our operating segments is presented in Note 4, “Segment and Geographic Information,” of the consolidated financial statements included under Item 15 “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.
Selected Segment Financial Information

	Year Ended December 31,
	2024	2023
Sales
Cryo Tank Solutions	$637.9	$640.8
Heat Transfer Systems	1,035.3	891.2
Specialty Products	1,114.3	819.9
Repair, Service & Leasing	1,372.7	1,029.2
Intersegment eliminations	0.1	(28.6)
Consolidated	$4,160.3	$3,352.5
Gross Profit
Cryo Tank Solutions	$143.5	$132.0
Heat Transfer Systems	299.0	246.8
Specialty Products	301.1	221.4
Repair, Service & Leasing	645.2	440.2
Consolidated	$1,388.8	$1,040.4
Gross Profit Margin
Cryo Tank Solutions	22.5%	20.6%
Heat Transfer Systems	28.9%	27.7%
Specialty Products	27.0%	27.0%
Repair, Service & Leasing	47.0%	42.8%
Consolidated	33.4%	31.0%
SG&A Expenses
Cryo Tank Solutions	$61.2	$70.9
Heat Transfer Systems	45.6	54.1
Specialty Products	106.6	82.6
Repair, Service & Leasing	150.0	116.1
Corporate	184.0	162.6
Consolidated	$547.4	$486.3
SG&A Expenses (% of Sales)
Cryo Tank Solutions	9.6%	11.1%
Heat Transfer Systems	4.4%	6.1%
Specialty Products	9.6%	10.1%
Repair, Service & Leasing	10.9%	11.3%
Consolidated	13.2%	14.5%
Operating Income (Loss)
Cryo Tank Solutions	$74.6	$54.5
Heat Transfer Systems	233.3	175.8
Specialty Products	173.1	119.7
Repair, Service & Leasing	350.5	203.3
Corporate	(184.0)	(162.6)
Consolidated	$647.5	$390.7

Operating Margin
Cryo Tank Solutions	11.7%	8.5%
Heat Transfer Systems	22.5%	19.7%
Specialty Products	15.5%	14.6%
Repair, Service & Leasing	25.5%	19.8%
Consolidated	15.6%	11.7%
Results of Operations for the Years Ended December 31, 2024 and 2023
Sales in 2024 increased by $807.8 million from $3,352.5 million to $4,160.3 million, or 24.1%. When removing the negative foreign currency impacts of $27.1 million, all four segments’ sales increased year over year. This increase was driven largely by Howden results impacting the entire first quarter of 2024 versus a partial period in the first quarter of 2023, commercial synergies achieved in the Repair, Service & Leasing segment, strong execution of the backlog in Heat Transfer Systems as well as higher sales in Specialty Products.
Gross profit in 2024 increased by $348.4 million from $1,040.4 million to $1,388.8 million or 33.5% compared to 2023. The increase in gross profit was primarily driven by higher sales and improved margins, which were largely attributed to a higher mix of Repair, Service & Leasing sales along with improved productivity. Gross profit margin of 33.4% in 2024 increased from 31.0% in 2023. The increase in gross profit margin for 2024 compared to 2023 was primarily driven by a higher mix of aftermarket service & repair work and achievement of both cost and commercial synergies across all segments.
Consolidated SG&A expenses increased by $61.1 million or 12.6% during 2024 compared to 2023 largely driven by Howden results impacting the entire first quarter of 2024 versus a partial period in the first quarter of 2023 as well as higher information technology related integration costs. Restructuring costs recorded to SG&A were $12.5 million and $13.0 million. SG&A expenses as a percentage of consolidated sales for 2024 decreased by 1.3% as compared to 2023 primarily due to continued cost and commercial synergies achieved.
Operating income increased by $256.8 million or 65.7% from $390.7 million to $647.5 million compared to 2023, driven by a full year of Howden included in the results, the increase in sales, higher gross profit and associated gross profit margins. Operating margin increased from 11.7% in 2023 to 15.6% driven by cost reduction and productivity improvements as well as better leverage of the fixed cost structure of the business.
Acquisition Related Finance Fees
Acquisition related finance fees for the year ended December 31, 2023 were $26.1 million related to bridge loan financing for our acquisition of Howden, which did not recur in 2024.
Interest Expense, Net
The following table presents the components of interest expense, net (dollars in millions):

	Year Ended December 31,
	2024	2023
Interest expense term loans due March 2030	$133.0	$119.5
Interest expense senior secured notes due 2030	108.9	109.7
Interest expense senior unsecured notes due 2031	48.2	48.6
Interest expense senior secured revolving credit facility due April 2029	30.3	27.7
Interest expense convertible notes due November 2024	2.5	2.4
Financing costs amortization	19.1	17.2
Interest income	(11.2)	(26.4)
Capitalized interest	(6.3)	(4.6)
Discontinued operations interest expense, net	—	(8.9)
Other	4.0	3.9
Interest expense, net	$328.5	$289.1

The increase in interest expense, net, is primarily due to higher borrowings outstanding, specifically our term loans due March 2030, which were outstanding for a full twelve months in 2024 as compared to nine and a half months in 2023. Furthermore, interest expense, net for 2023, included $21.5 million in interest income earned from deposits of proceeds from the senior secured notes due 2030, senior unsecured notes due 2031, common stock and preferred stock offerings into interest bearing accounts until the consummation of the Howden Acquisition.
Other Expense (Income), Net
Other expense (income), net decreased by $17.0 million from $17.5 million in 2023 to $0.5 million in 2024. This decrease was mainly driven by a $25.1 million decrease in unrealized losses on our investments in equity securities and a $7.1 million decrease in losses on extinguishment of debt. This was partially offset by a $13.3 million increase in other expenses, primarily driven by a $7.8 million loss on sale of business in 2024 for customary closing working capital adjustments, which related to the sale of our American Fan and Cofimco businesses and occurred in the first quarter of 2024, compared to a $4.6 million net gain on sale of business in 2023, which related to the sale of our American Fan, Cryo Diffusion and Cofimco businesses.
During 2024, we recognized an unrealized gain on investments of $10.7 million, which was mainly driven by a fair value adjustment (an unrealized gain) based on an observable price change relative to our investment in Avina Clean Hydrogen Inc. of $11.2 million. During 2023, we recognized an unrealized loss on investments in equity securities of $14.4 million, which was primarily driven by an unrealized loss of $12.7 million on the mark-to-market adjustment of our investment in McPhy (Euronext Paris: MCPHY - ISIN; FR0011742329).
Income Tax Expense
Income tax expense of $78.6 million and $3.0 million for the years ended December 31, 2024 and 2023, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 24.7% and 5.2%, respectively. The effective income tax rate of 24.7% for the year ended December 31, 2024 differed from the U.S. federal statutory rate of 21% due primarily to the effect of income earned by certain of our foreign entities being taxes at higher rates than the federal statutory rate and the build of valuation allowances against specific deferred tax assets offset by the benefits of U.S. taxation of international operations optimization, research and development tax credit benefits and favorable provision to return adjustments.
The effective income tax rate of 5.2% for the year ended December 31, 2023 differed from the U.S. federal statutory rate of 21% primarily due to tax benefits associated with the Howden integration, release of previously booked valuation allowances, research and developments credits and share-based compensation offset of income earned by certain of our foreign entities being taxed at higher rates than the federal statutory rate.
Net Income Attributable to Chart Industries, Inc. From Continuing Operations
As a result of the foregoing, net income attributable to Chart Industries, Inc. from continuing operations was $222.0 million and $47.9 million for 2024 and 2023, respectively.
Discontinued Operations
The financial results of the Roots business are reflected in our consolidated financial statements as discontinued operations for the years ended December 31, 2024 and 2023. For further information, refer to Note 3, “Discontinued Operations and Other Businesses Sold” of our consolidated financial statements included under Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.

Segment Results for the Years Ended December 31, 2024 and 2023
Our reportable and operating segments include: Cryo Tank Solutions, Heat Transfer Systems, Specialty Products and Repair, Service & Leasing. Corporate includes certain unallocated operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, and risk management. For further information, refer to Note 4, “Segment and Geographic Information” of our consolidated financial statements included under Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K. The following tables include key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the years ended December 31, 2024 and 2023 (dollar amounts in millions):
Cryo Tank Solutions—Results of Operations for the Years Ended December 31, 2024 and 2023

	Year Ended December 31,		2024 vs. 2023
	2024	2023	Variance ($)	Variance (%)
Sales	$637.9	$640.8	$(2.9)	(0.5)%
Gross Profit	143.5	132.0	11.5	8.7%
Gross Profit Margin	22.5%	20.6%
SG&A Expenses	$61.2	$70.9	$(9.7)	(13.7)%
SG&A Expenses (% of Sales)	9.6%	11.1%
Operating Income	$74.6	$54.5	$20.1	36.9%
Operating Margin	11.7%	8.5%
Cryo Tank Solutions segment sales decreased by $2.9 million during 2024 as compared to 2023 to $637.9 million. Cryo Tank Solutions sales were negatively impacted by foreign currency impacts of about $5.5 million.
Cryo Tank Solutions segment gross profit increased by $11.5 million during 2024 as compared to 2023 due to margin expansion in engineered tanks and our general industrial products.
Cryo Tank Solutions SG&A expenses decreased during 2024 as compared to 2023, and SG&A expenses as a percentage of sales improved by 150 basis points. The decrease in SG&A expenses in both absolute dollars and as a percentage of sales is due to improved resource utilization and realized synergies in both our cost structure and commercial activities.
Cryo Tank Solutions segment operating income improved $20.1 million or 36.9% and operating margin improved from 8.5% to 11.7% primarily as a result the improved gross margin generated in engineered tanks and general industrial products as well as the generation of comparable year over year sales while decreasing our SG&A expenses.
Heat Transfer Systems—Results of Operations for the Years Ended December 31, 2024 and 2023

	Year Ended December 31,		2024 vs. 2023
	2024	2023	Variance ($)	Variance (%)
Sales	$1,035.3	$891.2	$144.1	16.2%
Gross Profit	299.0	246.8	52.2	21.2%
Gross Profit Margin	28.9%	27.7%
SG&A Expenses	$45.6	$54.1	$(8.5)	(15.7)%
SG&A Expenses (% of Sales)	4.4%	6.1%
Operating Income (Loss)	$233.3	$175.8	$57.5	32.7%
Operating Margin	22.5%	19.7%
Heat Transfer Systems segment sales increased by $144.1 million to $1,035.3 million during 2024 as compared to 2023. Heat Transfer Systems sales were negatively impacted by foreign currency impacts of about $2.4 million. The increase in sales was driven primarily by increased sales in traditional energy and LNG.
Heat Transfer Systems segment gross profit increased by $52.2 million during 2024 as compared to 2023, and gross profit margin increased by 120 basis points. The increase in Heat Transfer Systems segment gross profit was primarily due to volume, and the increase in the related margin was mainly due to overall product and project volume mix.

Heat Transfer Systems segment SG&A expenses decreased by $8.5 million during 2024 as compared to 2023, and SG&A expenses as a percentage of sales improved by 170 basis points. The decrease in SG&A expenses in both absolute dollars and as a percentage of sales is due to improved resource allocation and realized synergies in both our cost structure and commercial activities.
Heat Transfer Systems segment operating income improved $57.5 million or 32.7% and operating margin improved from 19.7% to 22.5% during 2024 as compared to 2023 through increased sales and gross margin improvement as well as improved leverage of the SG&A expenses.
Specialty Products—Results of Operations for the Years Ended December 31, 2024 and 2023

	Year Ended December 31,		2024 vs. 2023
	2024	2023	Variance ($)	Variance (%)
Sales	$1,114.3	$819.9	$294.4	35.9%
Gross Profit	301.1	221.4	79.7	36.0%
Gross Profit Margin	27.0%	27.0%
SG&A Expenses	106.6	$82.6	$24.0	29.1%
SG&A Expenses (% of Sales)	9.6%	10.1%
Operating Income	173.1	$119.7	$53.4	44.6%
Operating Margin	15.5%	14.6%
Specialty Products segment sales increased by $294.4 million to $1,114.3 million during 2024 as compared to 2023. Specialty Products segment sales were negatively impacted by foreign currency impacts of about $8.6 million. The increase in Specialty Products sales was driven by Howden results impacting the entire first quarter of 2024 versus a partial period in the first quarter of 2023 as well as the conversion of backlog related to hydrogen, mining, space, carbon capture and water treatment applications.
Specialty Products segment gross profit increased by $79.7 million during 2024 as compared to 2023 largely due to the additional sales while margin was flat. The flat margin is largely impacted by start up costs associated with the ramp up of the new facility addition in Theodore, Alabama.
Specialty Products segment SG&A expenses increased by $24.0 million during 2024 as compared to 2023 primarily driven by ownership of Howden for the entire period of 2024 versus a partial period in 2023 as well as increased sales.
Specialty Products segment operating income increased by $53.4 million during 2024 as compared to 2023 driven by higher sales and improved SG&A costs as a percentage of sales. This improvement also led to an increase in operating margin from 14.6% in 2023 to 15.5% in 2024.
Repair, Service & Leasing—Results of Operations for the Years Ended December 31, 2024 and 2023

	Year Ended December 31,		2024 vs. 2023
	2024	2023	Variance ($)	Variance (%)
Sales	$1,372.7	$1,029.2	$343.5	33.4%
Gross Profit	645.2	440.2	205.0	46.6%
Gross Profit Margin	47.0%	42.8%
SG&A Expenses	$150.0	$116.1	$33.9	29.2%
SG&A Expenses (% of Sales)	10.9%	11.3%
Operating Income	$350.5	$203.3	$147.2	72.4%
Operating Margin	25.5%	19.8%
Repair, Service & Leasing segment sales increased by $343.5 million to $1,372.7 million during 2024 as compared to 2023. Repair, Service & Leasing segment sales were negatively impacted by foreign currency impacts of about $10.6 million. The increase in Repair, Service & Leasing sales was driven by Howden results impacting the entire first quarter of 2024 versus a partial period in the first quarter of 2023 as well as increased field service work.
Repair, Service & Leasing segment gross profit increased by $205.0 million to $645.2 million during 2024 as compared to

2023, and gross profit margin increased by 420 basis points to 47.0%. The increase in gross profit was largely driven by Howden results impacting the entire 2024 year versus part of 2023. The gross profit margin was impacted by synergies achieved as well as field service work that took place during the second and third quarters of 2024.
Repair, Service & Leasing segment SG&A expenses increased by $33.9 million during 2024 as compared to 2023. SG&A expenses as a percentage of sales improved by 40 basis points. The increase in SG&A expenses was largely driven by the ownership of Howden for all of 2024 versus part of 2023 as well as increased sales.
Repair, Service & Leasing segment operating income improved by $147.2 or 72.4% largely driven by the increased sales and improved gross profit. Additionally, the 40 basis point reduction in SG&A as a percentage of sales also contributed to the improved operating margin which increased from 19.8% in 2023 to 25.5% in 2024.
Corporate
Corporate SG&A expenses increased by $21.4 million during 2024 as compared to 2023 driven by a full year of Howden related costs in 2024 versus part of 2023, increased centralization of IT spend and ongoing integration activities.
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, that we have not recognized as revenue and excludes unexercised contract options and potential orders. Our backlog as of December 31, 2024, and 2023 was $4,845.1 million and $4,278.8 million. Backlog is subject to foreign currency translation. During the year ended December 31, 2024, adjustments resulting from translation reduced backlog by $82.8 million.
The tables below represent orders received and backlog by segment for the periods indicated (dollar amounts in millions):

	Year Ended December 31,
	2024	2023
Orders
Cryo Tank Solutions	$582.9	$608.8
Heat Transfer Systems	1,467.7	1,114.2
Specialty Products	1,562.0	1,341.6
Repair, Service & Leasing	1,393.3	1,100.8
Intersegment eliminations	0.9	(25.2)
Consolidated	$5,006.8	$4,140.2

	As of December 31,
	2024	2023
Backlog
Cryo Tank Solutions	$290.3	$361.9
Heat Transfer Systems	2,097.4	1,716.5
Specialty Products	1,888.1	1,631.1
Repair, Service & Leasing	577.1	587.9
Intersegment eliminations	(7.8)	(18.6)
Consolidated	$4,845.1	$4,278.8

Orders and Backlog for the Year Ended and As of December 31, 2024 Compared to the Year Ended and As of December 31, 2023
Cryo Tank Solutions segment orders for 2024 were $582.9 million, as compared to $608.8 million for 2023, a decrease of $25.9 million. Cryo Tank Solutions orders were negatively impacted by foreign currency fluctuations by about $7.1 million. The remaining decrease was primarily driven by two large rail car orders we received in 2023 that did not repeat in 2024. Cryo Tank Solutions segment backlog totaled $290.3 million as of December 31, 2024, compared to $361.9 million as of December 31, 2023, a decrease of $71.6 million.

Heat Transfer Systems segment orders for 2024 were $1,467.7 million compared to $1,114.2 million for 2023, an increase of $353.5 million. The increase in orders across the segment was driven by increased orders for data centers as well as LNG including a large order in the fourth quarter for IPSMR® process technology and associated LNG equipment. Heat Transfer Systems segment backlog totaled a $2,097.4 million as of December 31, 2024 compared to $1,716.5 million as of December 31, 2023, an increase of $380.9 million.
Specialty Products segment orders for 2024 were $1,562.0 million compared to $1,341.6 million for 2023, an increase of $220.4 million. Specialty Products segment orders were negatively impacted by foreign currency fluctuations by about $16.3 million. The increase in orders was driven by increased orders in hydrogen, carbon capture, infrastructure, space and metals end markets. Specialty Products segment backlog totaled a $1,888.1 million as of December 31, 2024, compared to $1,631.1 million as of December 31, 2023, an increase of $257.0 million.
Repair, Service & Leasing segment orders for 2024 were $1,393.3 million compared to $1,100.8 million in 2023, an increase of $292.5 million. The increase was driven by the impacts of a full year of the Howden in 2024 versus a partial year in 2023 and growth in aftermarket repair and services. Repair, Service & Leasing segment backlog totaled $577.1 million as of December 31, 2024, compared to $587.9 million as of December 31, 2023, a decrease of $10.8 million.
Liquidity and Capital Resources
Our debt instruments and related covenants are described in Note 10, “Debt and Credit Arrangements,” of our consolidated financial statements included under Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.
Sources and Uses of Cash
Our cash and cash equivalents totaled $308.6 million as of December 31, 2024, which represents an increase of $120.3 million from the balance at December 31, 2023. Our foreign subsidiaries held cash of $281.6 million and $170.1 million at December 31, 2024 and 2023, respectively. No material restrictions exist to accessing cash held by our foreign subsidiaries. Cash equivalents are primarily invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations, and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization, and in the case of cash equivalents in China, obligations of local banks. We believe that our existing cash and cash equivalents, funds available under our senior secured revolving credit facility due April 2029 or other financing alternatives, and cash provided by operations will be sufficient to meet our normal working capital needs, capital expenditures, debt repayments and investments for the foreseeable future.
Years Ended December 31, 2024 and 2023
Cash provided by operating activities during 2024 was $503.0 million, an increase of $335.8 million from 2023, primarily due to operating performance and cash management. This was partially offset by higher interest payments in 2024. Additionally, 2023 operating cash flows was impacted by the settlement of claims related to the Pacific Fertility Clinic lawsuits in the amount of $73.0 million.
Cash used in investing activities during 2024 and 2023 was $141.3 million and $3,990.1 million, respectively. During 2024 we used $120.8 million for capital expenditures and $13.1 million for investments, primarily Hy24. During 2023 we used $4,322.3 million of cash for the Howden Acquisition, $135.6 million for capital expenditures, and $11.6 million for investments, primarily Avina and Hylium Industries. In 2023 we also received proceeds, net of cash divested, of $474.8 million from the sale of our Roots, Cofimco, American Fan, and Cryo Diffusion businesses.
Cash used in financing activities during 2024 was $243.7 million compared to cash provided by financing activities of $1,412.5 million during 2023. During the year ended December 31, 2024, we borrowed $3,735.1 million and repaid $3,627.2 million on our revolving credit facility, we paid $258.7 million in cash to settle the outstanding principal amount of the convertible notes due November 2024 and repaid $50.0 million in term loans due March 2030. We additionally paid $27.2 million of dividends on our mandatory convertible preferred stock. In 2023, in connection with the Howden Acquisition, we borrowed incremental term loans in the aggregate principal amount of $1,534.8 million and borrowed incremental term loans in the aggregate principal amount of $250.0 million for general corporate purposes during 2023. On December 4, 2023, we voluntarily prepaid a portion of our term loans due March 2030 in the amount of $150.0 million. During 2023, we borrowed $1,895.1 million from revolving credit facilities and raised $11.7 million in proceeds for the issuance of common stock, primarily to fund the Howden Acquisition and repaid $1,901.2 million in borrowings on revolving credit facilities. A portion of debt repayments was funded with the proceeds from the previously mentioned divestitures. During 2023 we paid $136.2 million in debt issuance costs and paid $27.3 million of dividends on our mandatory convertible preferred stock. We also paid $12.2 million in dividend distributions to noncontrolling interest owners during 2023.

Cash Requirements
We do not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2025 relating to our existing business. Management anticipates we will be able to satisfy cash requirements for our ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities. We expect capital expenditures for 2025 to be approximately $110.0 million.
Contractual Obligations
Our material cash requirements from known contractual obligations include those related to debt and leases, refer to Note 10, “Debt and Credit Arrangements” and Note 19, “Leases”, respectively, within Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K for payments due by period. We also have contractual coupon interest related to our 7.500% senior secured notes due 2030 and 9.500% senior unsecured notes due 2031, which, as of December 31, 2024 totals $157.7 million for the next twelve months and $679.4 million thereafter. Purchase obligations arising from purchases of inventory and services are entered into with vendors in the normal course of business and are within our expected requirements for resource planning. We occasionally enter into firm purchase commitments to procure raw materials such as stainless steel, carbon steel and aluminum. As of December 31, 2024, firm purchase commitments were not material.
We have a Co-investment agreement with I Squared Capital (“ISQ”) which gives ISQ the right, but not the obligation, to require Chart to acquire all (and not less than all) of the shares of HTEC common stock acquired as part of ISQ’s investment (the “Put Option”). From and after May 1, 2025, ISQ shall have the right to exercise its Put Option. Following ISQ’s election to exercise its Put Option, Chart shall pay ISQ an amount equal to a purchase price of either (i) (x) $225.0 million if paid solely in cash or (y) $250.0 million if not paid solely in cash or (ii) three equal installments of $75.0 million under clause (x) or $83.3 million under clause (y) for a total combined purchase price of $225.0 million under clause (x) or $250.0 million under clause (y). The cumulative installment payments are owed no later than September 30, 2025 following ISQ’s election to exercise its Put Option. We have recently executed a Letter of Intent with a third party to assume and replace the Put Option and structure the revised Put Option similar to the existing Put Option set out in the September 2021 Co-Investment Agreement so that the Put Option would not be exercisable until 2028, subject to similar exercise conditions in the September 2021 Co-Investment Agreement. Should the Put Option be exercised in the future, we expect to fund the transaction with cash on hand and available borrowings under our credit facilities.
We have a 35.8 million euro investment commitment for the Clean H2 Infra Fund as mentioned in Note 6, “Investments” within Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K. Funding is required when the fund manager issues a capital call, which shall not exceed 30% of our capital commitment in any rolling 12-month period. We also have contingent consideration arrangements from prior acquisitions with a potential payout range of zero to $12.5 million.
Our commercial commitments as of December 31, 2024, which include standby letters of credit and bank guarantees, represent potential cash requirements resulting from contingent events that require performance by us or our subsidiaries pursuant to funding commitments, and are as follows (dollar amounts in millions):

	Total	Expiring in 2025	Expiring in 2026 and beyond
Standby letters of credit	$277.5	$113.1	$164.4
Bank guarantees	173.8	102.3	71.5
Total commercial commitments	$451.3	$215.4	$235.9
Contingencies
We are subject to federal, state, local, and foreign environmental laws and regulations concerning, among other matters, waste water effluents, air emissions, and handling and disposal of hazardous materials, such as cleaning fluids. We are involved with environmental compliance, investigation, monitoring, and remediation activities at certain of our owned and formerly owned manufacturing facilities, and, except for these continuing remediation efforts, believe we are currently in substantial compliance with all known environmental regulations. Management believes that any additional liability in excess of amounts accrued, which may result from the resolution of such matters, should not have a material adverse effect on our financial position, liquidity, cash flows or results of operations.
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
Foreign Operations
Our foreign operations accounted for 60.1% of 2024 consolidated sales and 51.3% of total property, plant and equipment at December 31, 2024. Functional currencies used by these operations include the Chinese yuan, the euro, the British pound, the South African rand, the Indian rupee, and the Canadian dollar. We are exposed to foreign currency exchange risk as a result of transactions by these subsidiaries in currencies other than their functional currencies, and from transactions by our domestic operations in currencies other than the U.S. dollar. The majority of these functional currencies and the other currencies in which we record transactions are fairly stable, although we experienced variability in the current year as more fully discussed in Item 7A. The use of these currencies, combined with the use of foreign currency forward purchase and sale contracts, has enabled us to be sheltered from significant gains or losses resulting from foreign currency transactions. This situation could change if these currencies experience significant fluctuations or the volume of forward contracts changes.
Critical Accounting Estimates
Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. There were no material changes to estimates or methodologies used to develop those estimates in 2024. Management believes the following are the more critical judgmental areas in the application of its accounting policies that affect its financial position and results of operations.
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
We have elected to bypass the qualitative Step 0 Test and proceed directly to the first step (“Step 1”) of the goodwill impairment test. Under the first step, we estimate the fair value of our reporting units by considering income and market approaches to develop fair value estimates, which are weighted to arrive at a fair value estimate for each reporting unit. With respect to the income approach, a model has been developed to estimate the fair value of each reporting unit. This fair value model incorporates estimates of future cash flows, estimates of allocations of certain assets and cash flows among reporting units, estimates of future growth rates, and management’s judgment regarding the applicable discount rates to use to discount such estimates of cash flows. With respect to the market approach, a guideline company method is employed whereby pricing multiples are derived from companies with similar assets or businesses to estimate fair value of each reporting unit. If the fair value of the reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, then goodwill is not impaired, and no further testing is required. However, if the fair value of the reporting unit is less than its carrying amount, the impairment charge is based on the excess of a reporting unit’s carrying amount over its fair value (i.e., we would measure the charge based on the result from Step 1). The assumptions and judgment used by management to estimate future cash flows, allocation of assets and cash flows among reporting units, estimates of future growth rates and selection of discount rates are subject to change due to the economic environment, including such factors as interest rates, expected market returns and volatility of markets served. Changes to the assumptions and estimates used throughout the steps described above may result in a significantly different estimate of the fair value of the reporting units, which could result in a different assessment of the recoverability of goodwill and result in future impairment charges.
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
As of October 1, 2024, 2023 and 2022 (“annual reporting unit assessment dates”) we elected to bypass the Step 0 test and based on our Step 1 test, we determined that the fair value of each of our reporting units was greater than its respective carrying value at each annual reporting unit assessment date. We continue to monitor for any potential indicators of impairment.

With respect to indefinite-lived intangible assets, we estimate the fair value of our indefinite-lived assets using the income approach. This may include the relief from royalty method or use of a model similar to the one described above related to goodwill which estimates the future cash flows attributed to the indefinite-lived intangible asset and then discounting these cash flows back to a present value. Under the relief from royalty method, fair value is estimated by discounting the royalty savings, as well as any tax benefits related to ownership to a present value. The fair value from either approach is compared to the carrying value and an impairment is recorded if the fair value is determined to be less than the carrying value. Management’s estimates regarding future cash flows, selection of discount rates and estimated tax benefits are subject to change due to various economic factors and changes to the assumptions and estimates used throughout the steps described above and may result in a significantly different estimate of the fair value of indefinite-lived intangible assets which could result in a different assessment of the recoverability of these assets and result in future impairment charges.
As of October 1, 2024 and 2023, we elected to bypass the Step 0 test and based on our Step 1 test, we determined that the fair value of each of our indefinite-lived intangible assets was greater than its respective carrying value. We continue to monitor for any potential indicators of impairment.
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
In certain contracts, we are engaged to engineer and build highly-customized products and systems. In these circumstances, we produce an asset with no alternative use and have a right to payment for performance completed to date. For these contracts, revenue is recognized as we satisfy the performance obligations by an allocation of the transaction price to the accounting period computed using input methods such as costs incurred. Selecting the method used to measure progress towards completion for our contracts requires judgment and is based on the nature of the products to be provided. Accounting for contracts using the costs incurred input method requires management judgment relative to assessing risks and their impact on the estimates of revenue and costs. Certain factors can impact these estimates including, but not limited to, schedule delays, labor productivity, the complexity of work performed and the cost and availability of materials. Revisions to estimated cost to complete a project that result from inefficiencies in our performance that were not expected in the pricing of the contract are expensed in the period in which these inefficiencies become known. Contract modifications can change a contract’s scope, price, or both. Approved contract modifications are accounted for as either a separate contract or as part of the existing contract depending on the nature of the modification which is subject to management’s judgment.
Income Taxes: The Company and its U.S. subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for temporary differences between financial reporting and the consolidated tax return in accordance with the liability method. A valuation allowance is provided against net deferred tax assets when conditions indicate that it is more likely than not that the benefit related to such assets will not be realized. In the event that we change our determination as to the amount of deferred tax assets that can be realized, the valuation allowance will be adjusted with a corresponding impact to the provision for income taxes in the period in which such determination is made. Management must make assumptions, judgments and estimates to determine our deferred tax assets and liabilities, current provision for income taxes and valuation allowances. In making such assumptions we consider all available evidence including past operating results, estimates of future taxable income and the feasibility of tax planning strategies
Recent Accounting Standards
For disclosures regarding recent accounting standards, refer to Note 2, “Significant Accounting Policies,” of our consolidated financial statements included under Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.

Forward-Looking Statements
We are making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Annual Report includes “forward-looking statements.” These forward-looking statements include statements relating to our business, including statements regarding completed acquisitions and investments and related accretion or statements with respect to the use of proceeds or redeployment of capital from recent divestitures, as well statements regarding sales outlooks, revenues, cost and commercial synergies and efficiency savings, objectives, future orders, margins, segment sales mix, earnings or performance, liquidity and cash flow, repayment or settlement of maturing debt, inventory levels, capital expenditures, supply chain challenges, inflationary pressures including materials costs and pricing increases, business trends, clean energy market opportunities including addressable market and projected industry-wide investments, carbon and GHG emission targets, governmental initiatives, including changes in governmental policies, executive orders and other information that is not historical in nature. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “outlook,” “guidance,” “target,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations, liquidity, debt repayment, cash flow, orders, results of operations, projected revenues, margins, capital expenditures, industry and business, trends, clean energy and other new market or expansion opportunities, cost and commercial synergies and savings objectives, and government initiatives among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements.
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
Interest Rate Risk: Our primary interest rate risk exposure results from various floating rate pricing mechanisms contained in our senior secured revolving credit facility due April 2029 and term loans due March 2030. If interest rates were to increase 100 basis points (1 percent) from the weighted-average interest rate of 7.0% at December 31, 2024, and assuming no changes in the $205.0 million of borrowings outstanding under the senior secured revolving credit facility due April 2029 at December 31, 2024, our additional annual expense would be approximately $2.1 million on a pre-tax basis. If interest rates were to increase 100 basis points (1 percent) from the interest rate for our term loan of 7.1% at December 31, 2024, and assuming no changes in the $1,581.0 million of borrowings outstanding under the term loan at December 31, 2024, our additional annual expense would be approximately $15.8 million on a pre-tax basis.
Foreign Currency Exchange Rate Risk: We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations in the normal course of business, which can impact our financial position, results of operations, cash flow, and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive (loss) income as reported in the consolidated statements of income and comprehensive income (loss). Translation exposure is primarily with the euro, the Czech koruna, the Chinese yuan, the South African rand, the British pound and the Indian rupee. During 2024, the U.S. dollar strengthened in relation to the Czech koruna by 8%, the euro by 6%, the Indian rupee by 3%, the South African rand by 3%, the Chinese yuan by 2%, and British pound by 1%. A hypothetical further 10% strengthening of the U.S. dollar versus the euro or Chinese yuan would lower our operating income for the year ended December 31, 2024 by approximately $14.3 million or $13.1 million, respectively.

EUR Revolver Borrowings: Additionally, assuming no changes in the euro 78.0 million in EUR Revolver Borrowings outstanding under the senior secured revolving credit facility due April 2029 and an additional 100 basis points (1 percent) strengthening in the U.S. dollar in relation to the euro as of the beginning of 2024, during the year ended December 31, 2024, our additional unrealized foreign currency gain would be approximately $0.8 million on a pre-tax basis.
Transaction Gains and Losses: Chart’s primary transaction exchange rate exposures are with the euro, the Chinese yuan, the Czech koruna, the Indian rupee, the Australian dollar, the British pound, the Canadian dollar and the South African rand. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of income and comprehensive income (loss) as a component of foreign currency gain.
Derivative Instruments: We enter into foreign currency contracts not designated as hedging instruments to mitigate foreign currency risk for anticipated and firmly committed foreign currency transactions. At December 31, 2024, a hypothetical 10% weakening of the U.S. dollar would not materially affect our outstanding foreign exchange forward contracts. We enter into a combination of cross-currency swaps and foreign exchange collars as a net investment hedge of our investments in certain international subsidiaries that use the euro as their functional currency in order to reduce the volatility caused by changes in exchange rates. As disclosed in Note 10, “Debt and Credit Arrangements,” we have an out-of-the-money protective call while writing a put option with a strike price at which the premium received is equal to the premium of the protective call purchased, which involved no initial capital outlay. The call was structured with a strike price higher than our cost basis in such investments, thereby limiting any foreign exchange losses to approximately $11.4 million on a pre-tax basis. We do not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one to three years.

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
Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2024, an evaluation was performed under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls” means disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to our management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable level of assurance.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2024 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”).
Based on our assessment of internal control over financial reporting, management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, and is included in this Annual Report on Form 10-K on page F-4 under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.Other Information
During the year ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such items are defined in Item 408 of Regulation S-K), nor do any of the directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) currently maintain any such arrangements.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance
Information required by this item as to the Directors of the Company appearing under the caption “Election of Directors” in our 2025 Proxy Statement is incorporated herein by reference. Information required by Item 405 is set forth in the 2025 Proxy Statement under the heading “Delinquent section 16(a) Reports,” which information is incorporated herein by reference. Information required by Items 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is set forth in the 2025 Proxy Statement under the headings “Information Regarding Meetings and Committees of the Board of Directors,” “Code of Ethical Business Conduct and Officer Code of Ethics” and “Stockholder Communications with the Board,” which information is incorporated herein by reference.
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
Executive Officers
The name, age and positions of each Executive Officer of the Company as of February 28, 2025 are as follows:

Name	Age	Position
Jillian C. (Jill) Evanko	47	Chief Executive Officer and President (Principal Executive Officer)
Joseph R. (Joe) Brinkman	55	Vice President and Chief Financial Officer (Principal Financial Officer)
Gerald F. (Gerry) Vinci	59	Vice President, Chief Human Resources Officer
Herbert G. (Herb) Hotchkiss	54	Vice President, General Counsel and Secretary
Joseph A. (Joe) Belling	55	Chief Technology Officer
Jillian C. (Jill) Evanko was appointed Chief Executive Officer and President on June 12, 2018 and served as Chief Financial Officer from March 1, 2017 until January 14, 2019 and more recently, from August 2019 until March 2021. Ms. Evanko joined Chart on February 13, 2017 as Vice President of Finance. Prior to joining Chart, Ms. Evanko served as the Vice President and Chief Financial Officer of Truck-Lite Co., LLC, a manufacturer of lighting and specialty products for the truck and commercial vehicle industries, starting in October 2016. Prior to Truck-Lite, she held multiple executive positions at Dover Corporation (NYSE: DOV), a diversified global manufacturer, and its subsidiaries, including the role of Vice President and Chief Financial Officer of Dover Fluids since January 2014. Prior to joining Dover in 2004, Ms. Evanko worked in valuation services at Arthur Andersen, LLP and also held audit and accounting roles for Honeywell and Sony Corporation of America. Ms. Evanko served from February 2019 until January 2021 as an independent director of the Boards of Alliant Energy Corporation (NASDAQ: LNT) and its subsidiaries. From January 2021 to October 2024, Ms. Evanko served as an independent director of the Board of Parker-Hannifin Corporation (NYSE: PH), and since June 2024, Ms. Evanko has served as an independent director of Greif, Inc. (NYSE: GEF).
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
Gerald F. (Gerry) Vinci was appointed our Vice President and Chief Human Resources Officer and has served in that capacity since December 5, 2016, when he joined Chart. Mr. Vinci was designated an executive officer of Chart on August 23, 2017. Prior to joining Chart, Mr. Vinci held various executive Human Resources roles at Dover Corporation (NYSE: DOV), a diversified global manufacturer, from February 2013 to November 2016, including Vice President, Human Resources for Dover Engineered Systems and Dover Refrigeration and Food Equipment Segments. From 1997 to 2013, Mr. Vinci served in numerous Human Resources executive roles and as Senior Counsel for Harsco Corporation (NYSE: HSC). Prior to that, Mr. Vinci was an attorney for Sunoco, Inc. (NYSE: SUN).
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
Joseph A. (Joe) Belling was appointed Chief Technology Officer on April 8, 2024. Prior to his appointment, Mr. Belling held various roles at Chart, most recently as Chief Commercial Officer, and prior to that, President of the Chart Energy and Chemicals (E&C) segment, President of E&C Cryogenics and VP/GM of Chart’s Brazed Aluminum Heat Exchangers (BAHX) business. Prior to joining Chart, Mr. Belling served in various roles of increasing responsibility at Trane Technologies (NYSE: TT), a multi-national corporation specializing in the HVAC industry. Mr. Belling was also employed by ALTEC International, which transitioned into Chart Energy and Chemicals.
Set forth below is a list of the members of our Board of Directors as of February 28, 2025:

Directors
ANDREW R. CICHOCKI (1) (3)
Chair of the Board
Retired Chief Operating Officer
Airgas, Inc.
Supplier of gases, welding equipment and supplies, and safety products

JILLIAN C. EVANKO
President, Chief Executive Officer and Director
Chart Industries, Inc.

PAULA M. HARRIS (1) (3)
Retired Director of Global Stewardship
Schlumberger Limited
Global oilfield service company

LINDA A. HARTY (1) (2)
Retired Finance Executive
Medtronic
Global company specializing in medical technology, services and solutions

PAUL E. MAHONEY (2) (3)
President of Production and Automation Technologies
ChampionX
Global provider of chemistry solutions and highly engineered equipment and technologies for the oil and gas industry

SINGLETON B. MCALLISTER (2)
Of Counsel and Senior Advisor
Husch Blackwell LLP
Law firm

MICHAEL L. MOLININI (1) (3)
Retired Chief Executive Officer and President
Airgas, Inc.
Supplier of gases, welding equipment and supplies, and safety products

DAVID M. SAGEHORN (1) (3)
Retired Executive Vice President and Chief Financial Officer
Oshkosh Corporation
A global innovator and integrator specializing in the design, development and manufacturing of purpose-built vehicles and equipment

SPENCER S. STILES (2) (3)
Group President
Stryker Corporation
Global company specializing in medical technology products and services

ROGER A. STRAUCH (2)
Chairman
The Roda Group
Early-stage venture capital group focused on investment opportunities that address the consequences of climate change and increased demand for low carbon energy
_______________
(1)Audit Committee
(2)Nominations and Corporate Governance Committee
(3)Compensation Committee
Item 11.Executive Compensation
The information required by Item 402 of Regulation S-K is set forth in the 2025 Proxy Statement under the heading “Executive and Director Compensation,” which information is incorporated herein by reference. The information required by Items 407(e)(4) and 407(e)(5) of Regulation S-K is set forth in the 2025 Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” respectively, which information is incorporated herein by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is set forth in the 2025 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.
Item 13.Certain Relationships, Related Transactions, and Director Independence
The information required by this item is set forth in the 2025 Proxy Statement under the headings “Related Party Transactions” and “Director Independence,” which information is incorporated herein by reference.
Item 14.Principal Accounting Fees and Services
The information required by this item is set forth in the 2025 Proxy Statement under the heading “Principal Accounting Fees and Services,” which information is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this 2024 Annual Report on Form 10-K:
1.  Financial Statements.  The following consolidated financial statements of the Company and its subsidiaries and the reports of the Company’s independent registered public accounting firm are incorporated by reference in Item 8:
    Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
    Consolidated Balance Sheets
    Consolidated Statements of Income
    Consolidated Statements of Comprehensive Income (Loss)
    Consolidated Statements of Cash Flows
    Consolidated Statements of Equity
    Notes to Consolidated Financial Statements
2.  Financial Statement Schedules.  The following additional information should be read in conjunction with the consolidated financial statements:
    Schedule II Valuation and Qualifying Accounts for the Years Ended December 31, 2024, 2023 and 2022.
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
Date: February 28, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:

/s/ Andrew R. Cichocki	Chair of the Board, Director
Andrew R. Cichocki

/s/ Jillian C. Evanko	Chief Executive Officer, President and a Director (Principal Executive Officer)
Jillian C. Evanko

/s/ Joseph R. Brinkman	Vice President and Chief Financial Officer (Principal Financial Officer)
Joseph R. Brinkman

/s/ Singleton B. McAllister	Director
Singleton B. McAllister

/s/ Paula M. Harris	Director
Paula M. Harris

/s/ Linda A. Harty	Director
Linda A. Harty

/s/ Paul E. Mahoney	Director
Paul E. Mahoney

/s/ Michael L. Molinini	Director
Michael L. Molinini

/s/ David M. Sagehorn	Director
David M. Sagehorn

/s/ Spencer S. Stiles	Director
Spencer Stiles

/s/ Roger A. Strauch	Director
Roger A. Strauch
Date: February 28, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Chart Industries, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Chart Industries, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Sales—Contracts Recognized Over Time—Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
In certain contracts, the Company is engaged to engineer and build highly-customized products and systems. In these circumstances, the Company produces an asset with no alternative use and has a right to payment for performance completed to date. For these contracts, revenue is recognized as the Company satisfies the performance obligations computed using input methods such as costs incurred. Sales in 2024 were $4,160.3 million, of which $2,852.7 million was recognized over time. The costs incurred input method measures progress toward the satisfaction of the performance obligation by multiplying the transaction price of the performance obligation by the percentage of incurred costs as of the balance sheet date to the estimated total costs at completion. Changes in estimated total costs at completion could have a significant impact on the timing of revenue recognition.
We identified revenue recognized for in-process contracts recognized over time as a critical audit matter because of the judgments necessary for management to estimate total costs at completion used to recognize revenue for these contracts. Management’s estimates of total costs at completion are subjective in nature resulting in a higher degree of audit effort and judgment.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to estimates of total costs at completion used to recognize revenue over time for in-process contracts included the following, among others:
•We tested the effectiveness of controls over certain revenue contracts recognized over time, including management’s controls over the estimates of total costs at completion.
•We selected a sample of in-process revenue contracts recognized over time and performed the following:
–Tested the accuracy and completeness of the costs incurred to date.
–Evaluated the estimates of total costs at completion by:
▪Comparing estimates of total costs at completion to the original project budget and understanding changes in estimates.
▪Testing the accuracy of the estimated costs by selecting costs, vouching the costs to supplier contracts or other supporting documents, and evaluating whether the estimated costs are appropriate.
▪Evaluating management’s ability to achieve the estimates of total costs at completion by observing the project on site and performing corroborating inquiries with the Company’s project managers, engineers, and other relevant site personnel to understand the progress to date and the estimate of total costs at completion.
▪Comparing management’s estimates of total costs at completion for the selected contracts to estimates of total costs at completion of similar contracts, when applicable.
•We evaluated management’s ability to estimate total costs at completion accurately by comparing actual inputs to management’s historical estimates for contracts that have been fulfilled.
Goodwill — Refer to Notes 2 and 9 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value annually in the fourth quarter or whenever events or changes in circumstances indicate that an evaluation should be completed. The Company estimates the fair value of its reporting units using income and market approaches. The estimate of the fair value using the income approach requires management to make significant estimates and assumptions related to forecasts of future cash flows and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to pricing multiples derived from companies with similar assets or businesses. Changes to the assumptions and estimates may result in a significantly different estimate of the fair value of the reporting units, which could result in a different assessment of the recoverability of goodwill. The goodwill balance was $2,987.7 million as of October 1, 2024 (the annual impairment testing date), of which $222.6 million was allocated to the Cryo Tank Solutions reporting unit. The fair value of the Cryo Tank Solutions reporting unit exceeded its carrying values as of the measurement date and, therefore, no impairment was recognized.
We identified goodwill for Cryo Tank Solutions as a critical audit matter because of the significant estimates and assumptions management makes to estimate the fair value of the reporting unit, and the sensitivity of the estimate to changes in the assumptions, specifically related to the forecasts of future sales and earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and the discount rate used in the income approach; and the selection of guideline public companies and pricing multiples, and forecasts of future EBITDA used in the market approach. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of these assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to forecasts of future sales and EBITDA, and the selection of the discount rate, guideline public companies, and pricing multiples for the Cryo Tank Solutions reporting unit, included the following, among others:
•We tested the effectiveness of internal controls over management's goodwill impairment evaluation, including those over the determination of the fair value of the Cryo Tank Solutions reporting unit, such as controls related to management's forecast of sales and EBITDA and selection of the discount rate, guideline public companies, and pricing multiples.

•We evaluated management’s ability to accurately forecast sales and EBITDA by comparing management’s forecasts for historical periods to actual results for those periods.
•We evaluated the reasonableness of management’s forecasts of sales and EBITDA by comparing the forecasts to (1) the Company’s historical sales and EBITDA, (2) forecasted information included in industry reports, applicable market data, and guideline public company information, (3) internal communications to management and the Board of Directors, and (4) underlying analyses detailing business strategies and growth plans.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation assumptions, specifically the selection of the discount rate, guideline public companies, and pricing multiples, by:
– Evaluating the guideline public companies, including comparing the reporting unit's growth and profitability to the guideline public companies, testing the source information underlying the determination of the pricing multiples, and testing the mathematical accuracy of the calculation and comparing the multiples selected by management to the guideline public companies.
– Developing a range of independent estimates and comparing those to the discount rate and pricing multiples selected by management.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 28, 2025
We have served as the Company's auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Chart Industries, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Chart Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 28, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 28, 2025

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$308.6	$188.3
Accounts receivable, less allowances of $4.5 and $5.9, respectively	752.3	758.9
Inventories, net	490.5	576.3
Unbilled contract revenue	735.1	481.7
Other current assets	178.9	209.2
Total Current Assets	2,465.4	2,214.4
Property, plant and equipment, net	864.2	837.6
Goodwill	2,899.9	2,906.8
Identifiable intangible assets, net	2,540.6	2,791.9
Other assets	353.8	351.7
TOTAL ASSETS	$9,123.9	$9,102.4

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,058.9	$811.0
Customer advances and billings in excess of contract revenue	362.2	376.6
Accrued interest	110.4	92.5
Current portion of long-term debt	0.9	258.5
Other current liabilities	257.4	327.6
Total Current Liabilities	1,789.8	1,866.2
Long-term debt	3,640.7	3,576.4
Deferred tax liabilities	544.9	568.2
Other long-term liabilities	153.3	152.6
Total Liabilities	6,128.7	6,163.4

Equity
Preferred stock, par value $0.01 per share, $1,000 aggregate liquidation preference — 10,000,000 shares authorized, 402,500 shares issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Common stock, par value $0.01 per share — 150,000,000 shares authorized, 45,657,062 and 42,754,241 shares issued at December 31, 2024 and 2023, respectively	0.5	0.4
Additional paid-in capital	1,889.3	1,872.5
Treasury stock; 760,782 shares at both December 31, 2024 and 2023	(19.3)	(19.3)
Retained earnings	1,113.4	922.1
Accumulated other comprehensive (loss) income	(155.1)	10.8
Total Chart Industries, Inc. Shareholders' Equity	2,828.8	2,786.5
Noncontrolling interests	166.4	152.5
Total Equity	2,995.2	2,939.0
TOTAL LIABILITIES AND EQUITY	$9,123.9	$9,102.4
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Sales	$4,160.3	$3,352.5	$1,612.4
Cost of sales	2,771.5	2,312.1	1,205.0
Gross profit	1,388.8	1,040.4	407.4
Selling, general and administrative expenses	547.4	486.3	214.5
Amortization expense	193.9	163.4	41.4
Operating expenses	741.3	649.7	255.9
Operating income	647.5	390.7	151.5
Acquisition related finance fees	—	26.1	37.0
Interest expense, net	328.5	289.1	31.7
Other expense (income), net	0.5	17.5	(16.1)
Income from continuing operations before income taxes and equity in earnings of unconsolidated affiliates, net	318.5	58.0	98.9
Income tax expense, net	78.6	3.0	15.9
Income from continuing operations before equity in earnings of unconsolidated affiliates, net	239.9	55.0	83.0
Equity in (loss) earnings of unconsolidated affiliates, net	(3.6)	2.5	(0.4)
Net income from continuing operations	236.3	57.5	82.6
Loss from discontinued operations, net of tax	(3.5)	(0.6)	(57.6)
Net income	232.8	56.9	25.0
Less: Income attributable to noncontrolling interests of continuing operations, net of taxes	14.3	9.6	1.0
Net income attributable to Chart Industries, Inc.	$218.5	$47.3	$24.0

Amounts attributable to Chart common stockholders
Income from continuing operations	$222.0	$47.9	$81.6
Less: Mandatory convertible preferred stock dividend requirement	27.2	27.3	1.4
Income from continuing operations attributable to Chart	194.8	20.6	80.2
Loss from discontinued operations, net of tax	(3.5)	(0.6)	(57.6)
Net income attributable to Chart common stockholders	$191.3	$20.0	$22.6

Basic earnings per common share attributable to Chart Industries, Inc.
Income from continuing operations	$4.62	$0.49	$2.21
Loss from discontinued operations	(0.08)	(0.01)	(1.59)
Net income attributable to Chart Industries, Inc.	$4.54	$0.48	$0.62
Diluted earnings per common share attributable to Chart Industries, Inc.
Income from continuing operations	$4.17	$0.44	$1.92
Loss from discontinued operations	(0.07)	(0.01)	(1.38)
Net income attributable to Chart Industries, Inc.	$4.10	$0.43	$0.54
Weighted-average number of common shares outstanding:
Basic	42.15	41.97	36.25
Diluted	46.67	46.82	41.80
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$232.8	$56.9	$25.0
Other comprehensive (loss) income:
Foreign currency translation adjustments	(167.2)	63.7	(35.3)
Defined benefit pension plan:
Actuarial (loss) gain on remeasurement	(0.7)	5.8	(1.7)
Net settlement loss	1.1	—	—
Amortization of net loss	—	0.9	0.5
Defined benefit pension plan	0.4	6.7	(1.2)
Other comprehensive (loss) income, before tax	(166.8)	70.4	(36.5)
Income tax benefit (expense) related to defined benefit pension plan	0.5	(1.6)	0.2
Other comprehensive (loss) income, net of taxes	(166.3)	68.8	(36.3)
Comprehensive income (loss)	66.5	125.7	(11.3)
Less: Comprehensive income attributable to noncontrolling interests, net of taxes	(13.9)	(9.6)	(1.0)
Comprehensive income (loss) attributable to Chart Industries, Inc.	$52.6	$116.1	$(12.3)
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net income	$232.8	$56.9	$25.0
Less: Loss from discontinued operations, net of tax	(3.5)	(0.6)	(57.6)
Income from continuing operations	236.3	57.5	82.6
Adjustments to reconcile net income to net cash provided by operating activities:
Bridge loan facility fees	—	26.1	—
Depreciation and amortization	269.9	231.1	81.9
Employee share-based compensation expense	18.9	12.6	10.6
Financing costs amortization	19.1	17.2	2.9
Deferred income tax benefit	(26.1)	(79.3)	(1.7)
Other non-cash operating activities	(8.2)	3.8	(5.7)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(14.5)	(76.5)	(45.3)
Inventories	54.9	20.8	(48.7)
Unbilled contract revenue	(267.7)	(166.0)	(40.9)
Prepaid expenses and other current assets	4.4	27.6	(21.6)
Accounts payable and other current liabilities (1)	190.1	237.2	88.8
Customer advances and billings in excess of contract revenue	(4.0)	(58.2)	27.9
Long-term assets and liabilities	35.6	(19.1)	(50.0)
Net Cash Provided By Continuing Operating Activities	508.7	234.8	80.8
Net Cash Used In Discontinued Operating Activities	(5.7)	(67.6)	—
Net Cash Provided By Operating Activities	503.0	167.2	80.8
INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	—	(4,322.3)	(25.8)
Proceeds from sale of businesses, net of cash divested	—	474.8	—
Capital expenditures	(120.8)	(135.6)	(74.2)
Investments	(13.1)	(11.6)	(9.9)
Cash received from settlement of cross-currency swap agreement	—	—	9.4
Other investing activities	(4.9)	7.2	(1.1)
Net Cash Used In Continuing Investing Activities	(138.8)	(3,987.5)	(101.6)
Net Cash Used In Discontinued Investing Activities	(2.5)	(2.6)	—
Net Cash Used In Investing Activities	(141.3)	(3,990.1)	(101.6)

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31,
	2024	2023	2022
FINANCING ACTIVITIES
Borrowings on senior secured and senior unsecured notes	—	—	1,940.0
Borrowings on credit facilities	3,735.1	1,895.1	635.3
Repayments on credit facilities	(3,627.2)	(1,901.2)	(1,128.2)
Repayment of convertible notes	(258.7)	—	—
Borrowings on term loan	—	1,747.3	—
Repayments on term loan	(50.0)	(158.3)	—
Payments for debt issuance costs	(10.2)	(136.2)	(4.7)
Proceeds from issuance of common stock, net	—	11.7	675.5
Proceeds from issuance of preferred stock, net	—	—	388.4
Dividend distribution to noncontrolling interests	—	(12.2)	—
Dividends paid on mandatory convertible preferred stock	(27.2)	(27.3)	—
Other financing activities	(5.5)	(6.4)	(2.1)
Net Cash (Used in) Provided By Financing Activities	(243.7)	1,412.5	2,504.2
Effect of exchange rate changes on cash and cash equivalents	(8.6)	6.2	(0.5)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	109.4	(2,404.2)	2,482.9
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	201.1	2,605.3	122.4
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD (2)	$310.5	$201.1	$2,605.3
_______________
(1)Includes $37.0 of acquisition related financing fees for the year ended December 31, 2022.
(2)Includes restricted cash and restricted cash equivalents of $1.9, $12.8 and $1,941.7 classified within other current assets on our consolidated balance sheets as of December 31, 2024, 2023 and 2022, respectively. For further information regarding restricted cash and restricted cash equivalents balances, refer to Note 10, “Debt and Credit Arrangements.”
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and shares in millions)

	Common Stock		Preferred Stock
	Shares Outstanding	Amount	Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Shareholders' Equity
Balance at December 31, 2021	36.55	$0.4	—	$—	$779.0	$(19.3)	$878.2	$(21.7)	$8.6	$1,625.2
Net income	—	—	—	—	—	—	24.0	—	1.0	25.0
Other comprehensive loss	—	—	—	—	—	—		(36.3)	—	(36.3)
Common stock issuances, net equity of issuance costs	5.92	—	—	—	675.1	—	—	—	—	675.1
Preferred stock issuance, net of equity issuance costs	—	—	0.4	—	388.1	—	—	—	—	388.1
Share-based compensation expense	—	—	—	—	10.6	—	—	—	—	10.6
Common stock issued from share-based compensation plans	0.11	—	—	—	2.2	—	—	—	—	2.2
Common stock repurchases from share-based compensation plans	(0.02)	—	—	—	(3.6)	—	—	—	—	(3.6)
Acquisition of Earthly Labs Inc.	—	—	—	—	(1.2)	—	—	—	—	(1.2)
Other	—	—	—	—	—	—	—	—	(0.8)	(0.8)
Balance at December 31, 2022	42.56	0.4	0.4	—	1,850.2	(19.3)	902.2	(58.0)	8.8	2,684.3
Net income	—	—	—	—	—	—	47.3	—	9.6	56.9
Other comprehensive income	—	—	—	—	—	—	—	68.8	—	68.8
Common stock issuance, net of equity issuance costs	0.10	—	—	—	11.7	—	—	—	—	11.7
Share-based compensation expense	—	—	—	—	12.6	—	—	—	—	12.6
Common stock issued from share-based compensation plans	0.11	—	—	—	1.0	—	—	—	—	1.0
Common stock repurchases from share-based compensation plans	(0.02)	—	—	—	(3.0)	—	—	—	—	(3.0)
Preferred stock dividends	—	—	—	—	—	—	(27.3)	—	—	(27.3)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	146.3	146.3
Dividend distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(12.2)	(12.2)
Other	—	—	—	—	—	—	(0.1)	—	—	(0.1)
Balance at December 31, 2023	42.75	0.4	0.4	—	1,872.5	(19.3)	922.1	10.8	152.5	2,939.0
Net income	—	—	—	—	—	—	218.5	—	14.3	232.8
Other comprehensive loss	—	—	—	—	—	—	—	(165.9)	(0.4)	(166.3)
Share-based compensation expense	—	—	—	—	18.9	—	—	—	—	18.9
Common stock issued from share-based compensation plans	0.10	—	—	—	1.4	—	—	—	—	1.4

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and shares in millions)

	Common Stock		Preferred Stock
	Shares Outstanding	Amount	Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Shareholders' Equity
Common stock repurchases from share-based compensation plans	(0.02)	—	—	—	(3.5)	—	—	—	—	(3.5)
Settlement of warrants	2.83	—	—	—	—	—	—	—	—	—
Settlement of convertible notes	2.34	—	—	—	—	—	—	—	—	—
Exercise of bond hedge	(2.34)	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(27.2)	—	—	(27.2)
Other	—	0.1	—	—	—	—	—	—	—	0.1
Balance at December 31, 2024	45.66	$0.5	0.4	$—	$1,889.3	$(19.3)	$1,113.4	$(155.1)	$166.4	$2,995.2
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share amounts)

NOTE 1 — Nature of Operations and Principles of Consolidation
Nature of Operations: We are a global leader in the design, engineering, and manufacturing of process technologies and equipment for gas and liquid molecule handling for the Nexus of Clean™—clean power, clean water, clean food, and clean industrials, regardless of molecule. The company’s unique product and solution portfolio across stationary and rotating equipment is used in every phase of the liquid gas supply chain, including engineering, service and repair and from installation to preventive maintenance and digital monitoring. Chart is a leading provider of technology, equipment and services related to liquefied natural gas, hydrogen, biogas, and CO2 capture amongst other applications. Chart is committed to excellence in environmental, social, and corporate governance (ESG) issues both for its company as well as its customers. With over 64 global manufacturing locations and over 50 service centers from the United States to Asia, India and Europe, we maintain accountability and transparency to our team members, suppliers, customers and communities.
On March 17, 2023, we completed the acquisition of Howden, a leading global provider of mission critical air and gas handling products and services, from affiliates of KPS Capital Partners, LP. Results of operations include results of Howden from the date of acquisition and exclude Roots™ business financial results for our entire ownership period of March 17, 2023 through the divestiture date, August 18, 2023. The results of Roots™ are presented as discontinued operations in the consolidated statements of income and comprehensive income (loss) and have been excluded from both continuing operations and segment results for the year ended December 31, 2023. Furthermore, in 2023 we closed the sale of our American Fan, Cryo Diffusion and Cofimco fans businesses. See Note 3, “Discontinued Operations and Other Businesses Sold” for further information regarding these divestitures and Note 13, “Business Combinations”, for further information regarding the acquisition of Howden (the “Howden Acquisition”).
Principles of Consolidation: The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Chart Industries, Inc. and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.
NOTE 2 — Significant Accounting Policies
Use of Estimates: The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions based on a number of factors including the current macroeconomic conditions such as inflation and supply chain disruptions.
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents: We consider all investments with an initial maturity of three months or less when purchased to be cash equivalents. Restricted cash and restricted cash equivalents are included within other current assets as of December 31, 2024 and 2023 in the accompanying consolidated balance sheets. For further information regarding restricted cash and restricted cash equivalents balances, refer to Note 10, “Debt and Credit Arrangements.”
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
Lessee Accounting: At lease inception, we determine if an arrangement is a lease and if it includes options to extend or terminate the lease if it is reasonably certain that the options will be exercised. Lease expense for lease payments is recognized on a straight-line basis over the lease term for operating leases. Operating leases are recognized as right-of-use (“ROU”) assets and are included within property, plant and equipment, net, and lease liabilities are included in other current liabilities and other long-term liabilities in our consolidated balance sheets. Finance leases are recognized as ROU assets and are included within other assets. They are then amortized over the lesser of the lease term or useful economic life of the underlying asset. Operating lease liabilities are included within other current liabilities and other liabilities on the consolidated balance sheets. Finance lease liabilities are included within other current liabilities and other liabilities. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available on the lease commencement date in determining the present value of lease payments.
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
Equity Method Investments: Investments, including certain of our joint ventures, where Chart has the ability to exercise significant influence over, but does not possess control, are accounted for using the equity method of accounting. Judgment regarding the level of influence over each investment includes considering key factors such as our ownership interest, our representation on the investee’s board of directors and participation in policy-making decisions. We recognize the equity method investee’s proportionate share of the earnings and losses and classify as equity in earnings of unconsolidated affiliates, net in our consolidated statements of income. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. If a decline in the value of an equity method investment is determined to be other than temporary, an impairment loss is recognized in earnings for the amount by which the carrying amount of the investment exceeds its estimated fair value. Equity method investments are included within other assets in our consolidated balance sheets.
Investments in Equity Securities: We measure certain of our investments in equity securities where we have no significant influence and generally less than 20% ownership interest at fair value on a recurring basis according to the fair value hierarchy as defined below. We reassess measurement options for these investments on a quarterly basis. Mark-to-market fair value adjustments in these investments in equity securities are classified within other expense (income), net in our consolidated statements of income and comprehensive income (loss). Investments in equity securities for which there is no readily determinable fair value are measured at cost minus impairment, if any, plus or minus changes resulting from observable price

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
changes in orderly transactions for the identical or a similar investment of the same issuer. Investments in equity securities are included within other assets in our consolidated balance sheets.
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
Derivative Financial Instruments: We utilize certain derivative financial instruments to enhance our ability to manage foreign currency risk that exists as part of ongoing business operations. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. We do not enter into contracts for speculative purposes nor are we a party to any leveraged derivative instrument. We are exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. We utilize foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency transactions in the normal course of business. Contracts typically have maturities of less than one year. Principal currencies include the U.S. dollar, the euro, the Chinese yuan, the Czech koruna, the Australian dollar, the British pound, the Canadian dollar, the Indian rupee, the Chilean peso, and South African rand. Our foreign currency forward contracts do not qualify as hedges as defined by accounting guidance. Foreign currency forward contracts are measured at fair value and recorded on the consolidated balance sheets as other long-term liabilities, other current liabilities, other assets or other current assets. Changes in their fair value are recorded in the consolidated statements of income within other expense (income), net. Our foreign currency forward contracts are not exchange traded instruments and, accordingly, the valuation is performed using Level 2 inputs as defined above. Gains or losses on settled or expired contracts are recorded in the consolidated statements of income as foreign currency gains or losses.
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
Revenue Recognition: Revenue is recognized when (or as) we satisfy performance obligations by transferring a promised good or service to a customer. A contract with a customer exists when there is commitment and approval from both parties involved, the rights of the parties are identified, payment terms are defined, the contract has commercial substance, and collectability of consideration is probable. An asset is transferred to a customer when, or as, the customer obtains control over that asset. In most contracts, the transaction price includes both fixed and variable consideration. The variable consideration contained within our contracts with customers includes discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, penalties and other similar items. When the period between when we transfer a promised good or service to a customer and when the customer pays for that good or service is expected, at contract inception, to be one year or less, we do not adjust for the effects of a significant financing component. When a contract includes variable consideration, we evaluate the estimate of the variable consideration and determine whether the estimate needs to be constrained; therefore, we include the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration estimates are updated at each reporting date. When a contract includes multiple performance obligations, the transaction price is allocated among the performance obligations based upon the stand alone selling prices.
In certain contracts, we are engaged to engineer and build highly-customized products and systems. In these circumstances, we produce an asset with no alternative use and have a right to payment for performance completed to date. For these contracts, revenue is recognized as we satisfy the performance obligations computed using input methods such as costs incurred. Input methods recognize revenue on the basis of the entity’s efforts or inputs to the satisfaction of a performance obligation relative to the total expected inputs to the satisfaction of that performance obligation. The costs incurred input method measures progress toward the satisfaction of the performance obligation by multiplying the transaction price of the performance obligation by the percentage of incurred costs as of the balance sheet date to the total estimated costs at completion after giving effect to the most current estimates. Revisions to estimated cost to complete that result from inefficiencies in our performance that were not expected in the pricing of the contract are expensed in the period in which these inefficiencies become known. Contract modifications can change a contract’s scope, price, or both. Approved contract modifications are accounted for as either a separate contract or as part of the existing contract depending on the nature of the modification.
Where contracts do not meet the over time recognition requirements, the company recognizes revenue at a point in time. For these contracts, revenue is recognized when we satisfy our performance obligation to the customer. The specific point in time when control transfers depends on the contract with the customer, contract terms that provide for a present obligation to pay, physical possession, legal title, risk and rewards of ownership, acceptance of the asset, and bill-and-hold arrangements may

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
impact the point in time when control transfers to the customer. We recognize revenue under bill-and-hold arrangements when control transfers and the reason for the arrangement is substantive, the product is separately identified as belonging to the customer, the product is ready for physical transfer and we do not have the ability to use the product or direct it to another customer.
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
Amortization Expense: Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, which vary depending on the type of intangible assets. In determining the estimated useful lives of finite-lived intangible assets, we consider the nature, competitive position, life cycle and historical and expected future operating cash flows of each acquired assets.
Research and Development Costs: We incurred research and development costs of $38.3, $23.3, and $13.5 for the years ended December 31, 2024, 2023, and 2022, respectively. Such costs are expensed as incurred and included in SG&A expenses in the consolidated statements of income.
Foreign Currency Translation: The functional currency for the majority of our foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for asset and liability accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using the average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive (loss) income in the consolidated statements of comprehensive income (loss). Certain of our foreign entities remeasure from local to functional currencies, which is then translated to the reporting currency of the Company. Remeasurement from local to functional currencies is included in cost of sales or other expense (income), net in the consolidated statements of income. Gains or losses resulting from foreign currency transactions are charged to other expense (income), net in the consolidated statements of income as incurred.
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
Defined Benefit Pension Plans: We sponsor multiple defined benefit pension plans including a plan which has been frozen since February 2006.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Recently Issued Accounting Standards (Not Yet Adopted): In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which is intended to improve expense disclosures, primarily by requiring disclosure of disaggregated information about certain income statement expense line items on an annual and interim basis. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The updates required by this standard are to be applied prospectively with the option for retrospective application. We are currently assessing the effect this ASU will have on our disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this update enhance the transparency and decision usefulness of income tax disclosures. This update enhances the rate reconciliation by requiring an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The update also requires an entity to disclose on an annual basis enhanced information about income taxes paid, income from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The amendments in this update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We are currently assessing the effect this ASU will have on our disclosures.
Recently Adopted Accounting Standards: In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this update improve reportable segment disclosure requirements through enhanced disclosures about significant segments expenses. Among other things, this update requires an entity to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. The update also requires entities to disclose other segment items, provide all annual disclosures about a reportable segment’s profit and loss and assets currently required by this Topic in interim periods, disclose the title and position of our CODM, and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. We adopted this guidance effective January 1, 2024, resulting in enhanced disclosure of segment expenses along with greater detail of our CODM and how they use the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. See Note 4, “Segment and Geographic Information” for the enhanced disclosures associated with the adoption of ASU 2023-07.
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
We previously determined that our Roots business qualified for discontinued operations and as such, the financial results of the Roots business are reflected in our consolidated statements of income as discontinued operations for our entire ownership period of March 17, 2023 through August 18, 2023.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Summarized Financial Information of Discontinued Operations
The following table represents income from discontinued operations, net of tax:

	Year Ended December 31,
	2024	2023 (1)	2022 (3)
Sales	$—	$58.8	$—
Cost of sales	—	41.4	—
Gross profit	—	17.4	—
Selling, general, and administrative expenses	1.3	7.4	74.8
Operating income	(1.3)	10.0	(74.8)
Other expenses:
Interest expense, net	—	8.9	—
Foreign currency loss	—	0.1	—
Other expense, net	—	9.0	—
(Loss) income before income taxes	(1.3)	1.0	(74.8)
Income tax expense (benefit)	0.2	1.2	(17.2)
Loss from discontinued operations before gain on sale of business	(1.5)	(0.2)	(57.6)
Loss on sale of business, net of $0.5 and $5.4 taxes (2)	2.0	0.4	—
Total loss from discontinued operations, net of tax	$(3.5)	$(0.6)	$(57.6)
_______________
(1)The Roots business was acquired on March 17, 2023 and held for sale until the sale was completed on August 18, 2023.
(2)The loss (gain) on sale of the Roots business was $2.5 and $(5.0) before taxes for the year ended December 31, 2024 and December 31, 2023, respectively.
(3)Loss from discontinued operations, net of tax for the year ended December 31, 2022 relates to the divestiture of our cryobiological products business and the associated Pacific Fertility lawsuits that Chart retained after the divestiture. We reached a settlement in late January 2023 to resolve the Pacific Fertility Center lawsuits. We recorded a net loss of approximately $73.0 in discontinued operations for the year ended December 31, 2022, which represented the expected out-of-pocket payments in connection with these settlements.
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
NOTE 4 — Segment and Geographic Information
We have four reportable segments which reflect the manner in which our CODM reviews results and allocates resources. Each segment is organized and managed based upon the nature of our markets and customers and consists of similar products and services. Each of our four reportable segments operate globally and are also our operating segments: Cryo Tank Solutions, Heat Transfer Systems, Specialty Products and Repair, Service & Leasing. Our Cryo Tank Solutions segment, which has principal operations in the United States, Europe and Asia, serves most geographic regions around the globe, supplying bulk, microbulk and mobile equipment used in the storage, distribution, vaporization, and application of industrial gases and certain hydrocarbons. Our Heat Transfer Systems segment, with principal operations in the United States and Europe, also serves most geographic regions globally, supplying mission critical engineered equipment and systems used in the recovery, separation, liquefaction, and purification of hydrocarbons, liquefied natural gas (LNG) and industrial gases that span gas-to-liquid applications. Our Specialty Products segment supplies products used in specialty end-market applications including engineered liquefaction, storage and compression equipment for hydrogen and helium, LNG for over-the-highway vehicles, biofuels, carbon capture, food and beverage, aerospace, nuclear, marine, mining, lasers and water treatment end markets. Our Repair, Service & Leasing segment provides installation, retrofitting and refurbishment, services and repairs, preventative and contractual maintenance, and digital solutions of Chart’s stationary (liquefaction, fueling stations, among other products) and

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
rotating equipment (compression, fans, among other products) globally in addition to providing targeted equipment leasing solutions.
Corporate includes operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology (“IT”), investor relations, legal, internal audit, and risk management. Corporate support functions are not currently allocated to the segments.
Our CODM, who is our Chief Executive Officer and President, evaluates each segment’s performance and allocates resources based on operating income as determined in our consolidated statements of income. The CODM uses operating income for each segment predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual and current-to-prior period actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources to each segment. Furthermore, the CODM uses segment operating income for evaluating pricing strategy and assessing the performance of each segment by comparing the results of each segment with one another and in determining the compensation of certain employees.
Segment Financial Information

	Year Ended December 31, 2024
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Total Segments	Corporate & Intersegment Eliminations	Consolidated
Sales	$637.9	$1,035.3	$1,114.3	$1,372.7	$4,160.2	$0.1	$4,160.3
Cost of sales	494.4	736.3	813.2	727.5	2,771.4	0.1	2,771.5
Selling, general and administrative expenses	61.2	45.6	106.6	150.0	363.4	184.0	547.4
Amortization expense	7.7	20.1	21.4	144.7	193.9	—	193.9
Operating income (loss)	74.6	233.3	173.1	350.5	831.5	(184.0)	647.5
Depreciation expense (1)	14.3	17.7	8.3	27.7	68.0	8.0	76.0

	Year Ended December 31, 2023
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Total Segments	Corporate & Intersegment Eliminations	Consolidated
Sales	$640.8	$891.2	$819.9	$1,029.2	$3,381.1	$(28.6)	$3,352.5
Cost of sales	508.8	644.4	598.5	589.0	2,340.7	(28.6)	2,312.1
Selling, general and administrative expenses	70.9	54.1	82.6	116.1	323.7	162.6	486.3
Amortization expense	6.6	16.9	19.1	120.8	163.4	—	163.4
Operating income (loss)	54.5	175.8	119.7	203.3	553.3	(162.6)	390.7
Depreciation expense (1)	16.6	15.7	5.6	24.3	62.2	5.5	67.7

	Year Ended December 31, 2022
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Total Segments	Corporate & Intersegment Eliminations	Consolidated
Sales	$504.3	$462.7	$448.3	$209.6	$1,624.9	$(12.5)	$1,612.4
Cost of sales	405.6	372.1	309.7	130.1	1,217.5	(12.5)	1,205.0
Selling, general and administrative expenses	41.8	24.0	55.6	15.2	136.6	77.9	214.5
Amortization expense	2.9	14.9	10.1	13.3	41.2	0.2	41.4
Operating income (loss)	54.0	51.7	72.9	51.0	229.6	(78.1)	151.5
Depreciation expense (1)	13.8	14.4	6.3	3.8	38.3	2.2	40.5
_______________
(1)Depreciation disclosed by reportable segment is included within cost of sales and selling, general and administrative expenses.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Sales by Geography
Net sales by geographic area are reported by the destination of sales.

	Year Ended December 31, 2024
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America (1)	$275.7	$637.8	$441.1	$535.3	$—	$1,889.9
Europe, Middle East, Africa and India	223.7	155.5	319.7	546.0	0.1	1,245.0
Asia-Pacific (2)	122.9	222.4	336.3	225.1	—	906.7
Rest of the World	15.6	19.6	17.2	66.3	—	118.7
Total	$637.9	$1,035.3	$1,114.3	$1,372.7	$0.1	$4,160.3

	Year Ended December 31, 2023
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America (1)	$309.5	$594.0	$307.6	$317.6	$(13.1)	$1,515.6
Europe, Middle East, Africa and India	210.0	115.3	230.3	468.4	(9.9)	1,014.1
Asia-Pacific (2)	114.4	163.8	266.3	203.3	(5.1)	742.7
Rest of the World	6.9	18.1	15.7	39.9	(0.5)	80.1
Total	$640.8	$891.2	$819.9	$1,029.2	$(28.6)	$3,352.5

	Year Ended December 31, 2022
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America (1)	$214.8	$323.5	$302.2	$147.0	$(6.6)	$980.9
Europe, Middle East, Africa and India	185.7	97.5	113.2	41.9	(3.9)	434.4
Asia-Pacific (2)	98.1	40.1	32.2	19.3	(1.8)	187.9
Rest of the World	5.7	1.6	0.7	1.4	(0.2)	9.2
Total	$504.3	$462.7	$448.3	$209.6	$(12.5)	$1,612.4
_______________
(1)     Consolidated sales in the United States were $1,659.0, $1,387.7 and $938.5 for the years ended December 31, 2024, 2023 and 2022, respectively and represent 39.9%, 41.4% and 58.2% of consolidated sales for the same periods, respectively.
(2)    Consolidated sales in China were $565.4, $460.9 and $58.3 for the years ended December 31, 2024, 2023 and 2022, respectively and represent 13.6%, 13.7% and 3.6% of consolidated sales for the same periods, respectively.
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

	December 31,
	2024	2023
Cryo Tank Solutions	$614.0	$706.1
Heat Transfer Systems	669.7	560.7
Specialty Products	920.6	647.8
Repair, Service & Leasing	889.9	950.1
Total assets of reportable segments	3,094.2	2,864.7
Goodwill (1)	2,899.9	2,906.8
Identifiable intangible assets, net (1)	2,540.6	2,791.9
Corporate	589.2	539.0
Total assets	$9,123.9	$9,102.4
_______________
(1)See Note 9, “Goodwill and Intangible Assets,” for further information related to goodwill and identifiable intangible assets, net.
Geographic Information

	Property, plant and equipment, net as of December 31,
	2024	2023
United States	$420.9	$356.9
Foreign
Germany	99.7	106.7
China	94.0	106.4
Italy	46.9	54.6
United Kingdom	34.1	25.7
India	30.7	34.0
Czech Republic	30.4	34.0
Other foreign countries	107.5	119.3
Total foreign	443.3	480.7
Total	$864.2	$837.6

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
NOTE 5 — Revenue
Disaggregation of Revenue
The following tables represent a disaggregation of revenue by timing of revenue along with the reportable segment for each category:

	Year Ended December 31, 2024
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$348.6	$11.3	$166.3	$781.4	$—	$1,307.6
Over time	289.3	1,024.0	948.0	591.3	0.1	2,852.7
Total	$637.9	$1,035.3	$1,114.3	$1,372.7	$0.1	$4,160.3

	Year Ended December 31, 2023
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service and Leasing	Intersegment Eliminations	Consolidated
Point in time	$444.7	$27.4	$148.4	$603.3	$(18.0)	$1,205.8
Over time	196.1	863.8	671.5	425.9	(10.6)	2,146.7
Total	$640.8	$891.2	$819.9	$1,029.2	$(28.6)	$3,352.5

	Year Ended December 31, 2022
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$443.4	$27.3	$214.8	$104.4	$(8.8)	$781.1
Over time	60.9	435.4	233.5	105.2	(3.7)	831.3
Total	$504.3	$462.7	$448.3	$209.6	$(12.5)	$1,612.4
Refer to Note 4, “Segment and Geographic Information,” for a table of revenue by reportable segment disaggregated by geography.
Contract Balances
The following table represents changes in our contract assets and contract liabilities balances:

	December 31,
	2024	2023
Contract assets
Unbilled contract revenue	735.1	481.7

Contract liabilities
Customer advances and billings in excess of contract revenue	$362.2	$376.6
Revenue recognized for the years ended December 31, 2024 and 2023, that was included in the contract liabilities balance at the beginning of each year was $332.9 and $116.0, respectively. The amount of revenue recognized during the year ended December 31, 2024 from performance obligations satisfied or partially satisfied in previous periods as a result of changes in the estimates of variable consideration related to long-term contracts, was not significant. The increase in contract assets as of December 31, 2024 compared to December 31, 2023 was driven by an increase in revenue recognized on an over time basis.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, and excludes unexercised contract options and potential orders. As of December 31, 2024, the estimated revenue expected to be recognized

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
in the future related to remaining performance obligations was $4,845.1, which is equivalent to our backlog. We expect to recognize revenue on approximately 59% of the remaining performance obligations over the next 12 months with the remaining balance recognized over the next few years thereafter.
NOTE 6 — Investments
Equity Method Investments
The following table represents the activity in equity method investments, which are classified within other assets:

Equity Method Investments
Balance at December 31, 2022	$93.0
New investments	15.3
Equity in earnings	2.7
Foreign currency translation gain	1.0
Dividends received from equity method investments	(2.1)
Balance at December 31, 2023	$109.9
Equity in loss of unconsolidated affiliates	(5.2)
Foreign currency translation adjustments and other	(7.7)
Dividends received from equity method investments	(3.0)
Balance at December 31, 2024	$94.0
Investments in equity securities
The following table represents the activity in investments in equity securities, which are classified within other assets:

	Investment in Equity Securities, Level 1	Investment in Equity Securities, Level 2	Investments in Equity Securities, All Others (1)	Investments in Equity Securities Total
Balance at December 31, 2022	$17.2	$7.8	$71.5	$96.5
New investments	—	—	8.7	8.7
Decrease in fair value of investments in equity securities	(12.7)	(1.7)	—	(14.4)
Foreign currency translation adjustments and other	0.3	—	0.1	0.4
Balance at December 31, 2023	$4.8	$6.1	$80.3	$91.2
New investments	—	—	13.1	13.1
(Decrease) increase in fair value of investments in equity securities	(3.1)	1.8	12.0	10.7
Foreign currency translation adjustments and other	(0.2)	—	(0.2)	(0.4)
Balance at December 31, 2024	$1.5	$7.9	$105.2	$114.6
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
Co-Investment Agreement
On September 7, 2021, we entered into a Co-investment agreement with I Squared Capital (“ISQ”), an infrastructure-focused private equity firm (the “Co-Investment Agreement”), pursuant to which Chart and ISQ have agreed to the following:
•In the following circumstances, ISQ shall have the right but not the obligation to require Chart to purchase all (and not less than all) of the shares of HTEC common stock acquired as part of ISQ’s investment (the “Put Option”):
i.the third anniversary of the Closing Date,

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
•Conversely, at any time after the third anniversary of the Closing Date, we shall have the right to purchase from ISQ up to 20% of the shares of HTEC common stock acquired as part of the ISQ Investment (the “Call Option”). In exchange for the common stock, we shall pay ISQ the greater of (i) an internal rate of return of 12.5% and (ii) a multiple on ISQ’s invested capital of 1.65x.
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
Tri-Party Agreement
The Put Option and the Call Option were exercisable as of September 7, 2024, which was the third anniversary of the Closing Date. On October 2, 2024, we entered into a Tri-Party Agreement by and among HTEC and ISQ, where among other things and in reference to the Put Option and Call Option (together “the Options”), ISQ and Chart agree, with HTEC and each other, to refrain from exercising their respective Options, as applicable, until no earlier than May 1, 2025.
From and after May 1, 2025, ISQ shall have the right to exercise its Put Option. Following ISQ’s election to exercise its Put Option, Chart shall pay ISQ an amount equal to a purchase price of either (i) (x) $225.0 if paid solely in cash or (y) $250.0 if not paid solely in cash or (ii) three equal installments of $75.0 under clause (x) or $83.3 under clause (y) for a total combined purchase price of $225.0 under clause (x) or $250.0 under clause (y). The cumulative installment payments are owed no later than September 30, 2025 following ISQ’s election to exercise its Put Option. Chart may pay any Put Option purchase price, at its option, in either immediately available funds (in U.S. dollars), Chart common stock, or a combination of immediately available funds (in U.S. dollars) and Chart common stock.
In February 2025, we executed a Letter of Intent with a third party to assume and replace the Put Option and structure the revised Put Option similar to the existing Put Option set out in the September 2021 Co-Investment Agreement so that the Put Option would not be exercisable until 2028, subject to similar exercise conditions in the September 2021 Co-Investment Agreement.
We record the Options at fair value and record any change in fair value through earnings at each reporting period. The fair value of the Options was not material on the Closing Date or at December 31, 2024 and 2023.
Hy24 (f/k/a FiveT Hydrogen Fund and Clean H2 Infra Fund)
On April 5, 2021, we were admitted as an anchor investor in Hy24 (the “Hydrogen Fund”). Hy24 is a joint venture between Ardian, a European investment house, and FiveT Hydrogen, an investment manager specialized purely on clean hydrogen investments. Our total investment is euro 14.2 million (equivalent to $14.7) making our unfunded commitment euro 35.8 million (equivalent to $37.2).

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
NOTE 7 — Inventories
The following table summarizes the components of inventory:

	December 31,
	2024	2023
Raw materials and supplies	$264.3	$274.8
Work in process	104.9	155.4
Finished goods	121.3	146.1
Total inventories, net	$490.5	$576.3
NOTE 8 — Property, Plant and Equipment
The following table summarizes the components of property, plant and equipment:

		December 31,
Classification	Estimated Useful Life	2024	2023
Land and buildings	20-35 years	$625.1	$526.9
Machinery and equipment	3-12 years	387.6	361.6
Computer equipment, furniture and fixtures	3-7 years	68.4	75.1
Right-of-use assets		106.7	90.4
Construction in process		68.9	142.9
Total property, plant and equipment, gross		1,256.7	1,196.9
Less: Accumulated depreciation		(392.5)	(359.3)
Total property, plant and equipment, net		$864.2	$837.6
Depreciation expense was $76.0, $67.7 and $40.5 for the years ended December 31, 2024, 2023, and 2022, respectively. Capital expenditures of $13.4 and $28.4 are included in accounts payable in our consolidated balance sheet at December 31, 2024 and 2023, respectively.
NOTE 9 — Goodwill and Intangible Assets
Goodwill
The following table represents the activity in goodwill net of accumulated goodwill impairment loss (“goodwill, net”) and accumulated goodwill impairment loss by segment for 2024:

	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Consolidated
Goodwill, net balance at December 31, 2023	$219.3	$480.4	$567.9	$1,639.2	$2,906.8
Foreign currency translation adjustments and other	(10.2)	(4.6)	(10.8)	(23.9)	(49.5)
Purchase price adjustment (1)	2.6	1.3	10.9	27.8	42.6
Goodwill, net balance at December 31, 2024	$211.7	$477.1	$568.0	$1,643.1	$2,899.9

Accumulated goodwill impairment loss at December 31, 2023	$23.5	$49.3	$35.8	$20.4	$129.0
Accumulated goodwill impairment loss at December 31, 2024	$23.5	$49.3	$35.8	$20.4	$129.0
_______________
(1)Purchase accounting adjustments, which were recorded during the first quarter 2024, related to the Howden Acquisition. See Note 13, “Business Combinations” for further information.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
The following table represents the activity in goodwill net of accumulated goodwill impairment loss (“goodwill, net”) and accumulated goodwill impairment loss by segment for 2023 (1):

	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Consolidated
Goodwill, net balance at December 31, 2022	$79.1	$430.5	$304.0	$178.4	$992.0
Foreign currency translation adjustments and other	3.3	0.8	—	0.1	4.2
Goodwill acquired during the period (1)	204.2	59.1	304.4	1,517.6	2,085.3
Divestitures (2)	(67.3)	(10.0)	(40.6)	(57.2)	(175.1)
Purchase price adjustments (3)	—	—	0.1	0.3	0.4
Goodwill, net balance at December 31, 2023	$219.3	$480.4	$567.9	$1,639.2	$2,906.8

Accumulated goodwill impairment loss at December 31, 2022	$23.5	$49.3	$35.8	$20.4	$129.0
Accumulated goodwill impairment loss at December 31, 2023	$23.5	$49.3	$35.8	$20.4	$129.0
_______________
(1)Goodwill acquired during the period was $2,085.3. All goodwill acquired during the period is related to the Howden Acquisition.
(2)Refer to Note 3, “Discontinued Operations and Other Businesses Sold” for information regarding divestitures.
(3)During the year ended December 31, 2023, we recorded purchase price adjustments which increased goodwill by $0.1 in our Specialty Products segment related to the 2022 acquisition of Fronti Fabrications, Inc. (“Fronti) and increased goodwill by $0.3 in our Repair, Service & Leasing segment related to the 2022 acquisition of CSC Cryogenic Service Center AB (“CSC”).
Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill) (1):

		December 31, 2024		December 31, 2023
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	4 to 18 years	$1,762.1	$(284.6)	$1,836.4	$(185.2)
Technology	5 to 18 years	493.6	(113.2)	496.7	(78.8)
Patents, backlog and other	2 to 10 years	134.8	(78.1)	138.6	(35.6)
Trademarks and trade names	5 to 23 years	2.5	(1.9)	3.3	(1.9)
Land use rights	50 years	10.1	(2.1)	10.2	(1.9)
Total finite-lived intangible assets		$2,403.1	$(479.9)	$2,485.2	$(303.4)
Indefinite-lived intangible assets:
Trademarks and trade names (2)		$617.4	$—	$610.1	$—
Total intangible assets		$3,020.5	$(479.9)	$3,095.3	$(303.4)
_______________
(1)Amounts include the impact of foreign currency translation. Fully amortized or impaired amounts are written off.
(2)Accumulated indefinite-lived intangible assets impairment loss was $16.0 at both December 31, 2024 and 2023.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Amortization expense for finite-lived intangible assets was $193.9, $163.4 and $41.4 for the years ended December 31, 2024, 2023, and 2022, respectively. We estimate amortization expense to be recognized during the next five years as follows:

For the Year Ending December 31,
2025	$196.1
2026	160.0
2027	147.6
2028	142.6
2029	139.1
See Note 13, “Business Combinations,” for further information related to intangible assets acquired.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
NOTE 10 — Debt and Credit Arrangements
Summary of Outstanding Borrowings
The following table represents the components of our borrowings:

	December 31, 2024	December 31, 2023
Senior secured and senior unsecured notes:
Principal amount, senior secured notes due 2030	$1,460.0	$1,460.0
Principal amount, senior unsecured notes due 2031	510.0	510.0
Unamortized discount	(23.5)	(26.9)
Unamortized debt issuance costs	(28.8)	(32.9)
Senior secured and senior unsecured notes, net of unamortized discount and debt issuance costs	1,917.7	1,910.2

Senior secured revolving credit facilities and term loans:
Term loans due March 2030	1,581.0	1,631.0
Senior secured revolving credit facility due April 2029	205.0	102.8
Unamortized discount	(31.3)	(35.8)
Unamortized debt issuance costs	(32.3)	(32.5)
Senior secured revolving credit facility and term loan, net of unamortized discount and debt issuance costs	1,722.4	1,665.5

Convertible notes due November 2024:
Principal amount	—	258.7
Unamortized debt issuance costs	—	(0.9)
Convertible notes due November 2024, net of unamortized debt issuance costs	—	257.8

Other debt facilities	1.5	1.4

Total debt, net of unamortized debt issuance costs	3,641.6	3,834.9
Less: Current maturities (1)	0.9	258.5
Long-term debt	$3,640.7	$3,576.4
_______________
(1)Our convertible notes due November 2024, which were settled as of December 31, 2024, net of unamortized debt issuance costs, are included in current maturities for the year ended December 31, 2023.
The following table represents the scheduled maturities for our borrowings, excluding unamortized debt issuance costs, for the next five years:

For the Year Ended December 31,
2025	$0.9
2026	—
2027	—
2028	—
2029	205.0
Thereafter	3,551.6
Total	$3,757.5

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Cash paid for interest during the years ended December 31, 2024, 2023 and 2022 was $305.0, $219.8 and $25.7, respectively.
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
Senior Secured Revolving Credit Facility and Term Loans
Senior Secured Revolving Credit Facility
Our fifth amended and restated credit agreement dated as of April 8, 2024, as amended (the “Credit Agreement”) provides for a senior secured revolving credit facility (the “SSRCF”), which matures on April 6, 2029.
•The SSRCF has a borrowing capacity of $1,250.0 and includes a sub limit for letters of credit that is the greater of (x) $350.0 and (y) $150.0 plus (1) the Dollar Amount (as of the Amended Closing Date) of the Assumed Letters of Credit plus (2) the Dollar Amount of any Letters of Credit issued on the Amendment Closing Date, a $200.0 sub limit for discretionary letters of credit and a $100.0 sub-limit for swingline loans.
•We may, subject to the satisfaction of certain conditions, request one or more new commitments and/or increase in the amount of the SSRCF. Each incremental term commitment and incremental revolving commitment shall be in an aggregate principal amount that is not less than $10.0 and shall be in an increment of $1.0 to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
•Interest and fees are payable on a quarterly basis (or if earlier, at the end of each interest period for SOFR loans). and includes sub limits for letters of credit and swingline loans.
At December 31, 2024, there were $205.0 in borrowings outstanding under the SSRCF bearing an interest rate of 7.0% (6.2% as of December 31, 2023) and $277.5 in letters of credit and bank guarantees outstanding supported by the SSRCF. As of December 31, 2024, we had unused borrowing capacity of $767.5.
A portion of borrowings outstanding under the SSRCF are denominated in euros (“EUR Revolver Borrowings”). EUR Revolver Borrowings outstanding were euro 78.0 million (equivalent to $81.0) at December 31, 2024 and euro 88.5 million (equivalent to $97.8) at December 31, 2023.
Significant financial covenants for the SSRCF include financial maintenance covenants that, as of the last day of any fiscal quarter ending on and after September 30, 2021, (i) require the ratio of the amount of Chart and its subsidiaries’ consolidated total net indebtedness to consolidated EBITDA to be less than the Maximum Total Net Leverage Ratio Levels and (ii) require the ratio of the amount of Chart and its subsidiaries’ consolidated EBITDA to consolidated cash interest expense to be greater than the Minimum Interest Coverage Ratio Levels. The SSRCF includes a number of other customary covenants including, but not limited to, restrictions on our ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations and pay dividends or distributions. At December 31, 2024, we were in compliance with all covenants.
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
Term Loans
On October 2, 2023, Chart refinanced the remaining aggregate principal amounts of our term loans plus accrued interest in exchange for term loans due March 2030 in the aggregate principal amount of $1,781.0 which matures on March 18, 2030. On December 4, 2023, we voluntarily prepaid a portion of our term loans due March 2030 in the amount of $150.0, which effectively prepaid all equal quarterly installments for the life of the loan, and as of December 31, 2024, the aggregate principal amount of $1,581.0 is due at the March 18, 2030 maturity date. As a result of the events of both the October 2, 2023 Credit Agreement amendment and the December 4, 2023 partial prepayment of the term loans due March 2030, we recognized a loss on extinguishment of debt of $7.8 for the year ended December 31, 2023. On July 2, 2024, we entered into amendment No. 7 to our Credit Agreement, which among other things reduces the interest rate margins applicable to the term loans due March 2030. In connection with this amendment, we repaid a portion of our term loans due March 2030 in the amount of $50.0. As of December 31, 2024, the term loans due March 2030 bore an interest rate of 7.1% (8.7% as of December 31, 2023). The effective interest rate on the term loans due March 2030 is 9.1% after accounting for original issue discount and debt issuance costs.
Chart may elect the interest rate for the term loans due March 2030 equal to (i) the Applicable Margin (2.50%), or (ii) the Alternate Base Rate (a rate per annum equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal in the U.S. as the prime rate, (b) the NYFRB Rate in effect plus 0.50%, (c) Adjusted Term SOFR for a one month Interest Period plus 1.00%, and (d) 1.50% plus the Applicable Margin (2.25%). Chart may elect interest periods of 1, 3, or 6 months. Interest shall be payable in arrears for (a) for loans accruing interest at a rate based on Adjusted Term SOFR, at the end of each interest period and, for interest periods of greater than three months, every three months, and on the applicable maturity date and (b) for loans accruing interest based on the Alternate Base Rate, quarterly in arrears and on the applicable maturity date.
The allowance of incremental facilities is substantially identical to those in the SSRCF, except (i) to permit the incurrence of a standalone letter of credit facility and (ii) that if the yield of any incremental facility that is in a U.S. dollar denominated term loan facility that is secured by liens on the collateral that is incurred within twelve months after the Closing Date, the applicable margins for the term loans due March 2030 may increase under certain circumstances. Additionally, the refinancing facilities are substantially identical to those set forth in the SSRCF.
Chart may prepay the term loans due March 2030 in whole or in part at any time without penalty or premium, with the exception of a repricing event with respect to all or any portion of the term loans due 2030 that occurs on or before the date that is six months after the Closing Date.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
The term loans due March 2030 will be equal in right of payment with any other senior indebtedness of Chart and, if needed, shall be subject to an equal intercreditor agreement with respect to the SSRCF.
The term loans due March 2030 are guaranteed by each wholly-owned domestic subsidiary that is also a guarantor under the SSRCF.
Significant financial covenants and customary events of default for the term loans due March 2030 is substantially identical to those in the SSRCF.
2024 Convertible Notes and Convertible Note Hedge and Warrant Transactions
On November 6, 2017, we issued 1.00% Convertible Senior Subordinated Notes due November 2024 (the “2024 Notes”) in the aggregate principal amount of $258.8, pursuant to an Indenture, dated as of such date (the “Indenture”) and First Supplemental Indenture dated December 31, 2020. Interest rates for the 2024 Notes were 1.00% for 2024 and 2023 and 1.5% for 2022.
On November 15, 2024, the 2024 Notes matured, and Chart paid $258.7 in cash to settle the outstanding principal amount of the 2024 Notes and issued 2.34 shares of common stock to holders who elected to convert the 2024 Notes.
In connection with the pricing of the 2024 Notes, we entered into privately negotiated convertible note hedge transactions (the “Note Hedge Transactions”) with certain parties, including affiliates of the initial purchasers of the 2024 Notes (the “Option Counterparties”) which relate to 4.41 shares of our common stock and represents the number of shares of our common stock underlying the 2024 Notes. In November 2024, we exercised our option under the Note Hedge Transactions and received 2.34 shares of Chart common stock from the Option Counterparties.
We also entered into separate, privately negotiated warrant transactions (the “Warrant Transactions”) with the Option Counterparties to acquire up to 4.41 shares of our common stock. In December 2024, the Warrant Transactions were settled, and Chart issued 2.83 shares of Chart common stock to the Option Counterparties. As of December 31, 2024, the 2024 Notes, Note Hedge Transactions and Warrant Transactions are fully settled.
Other Debt Facilities
In various markets where we do business, we have local credit facilities to meet local working capital demands, fund letters of credit and bank guarantees, and support other short-term cash requirements. The facilities generally have variable interest rates and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. As of December 31, 2024 we had additional capacity of U.S. dollar equivalent $63.7.
Certain of our other debt facilities allow us to request bank guarantees and letters of credit. None of these facilities allow revolving credit borrowings. We have letters of credit and bank guarantees outside of our Credit Agreement that totaled U.S. dollar equivalent $173.8 and $134.3 as of December 31, 2024 and 2023, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Interest Expense
The following table summarizes interest expense (1):

	Year Ended December 31,
	2024	2023	2022
Interest expense term loans due March 2030	$133.0	$119.5	$—
Interest expense senior secured notes due 2030	108.9	109.7	3.0
Interest expense senior unsecured notes due 2031	48.2	48.6	1.3
Interest expense senior secured revolving credit facility due April 2029	30.3	27.7	23.4
Interest expense convertible notes due November 2024	2.5	2.4	4.0
Financing costs amortization	19.1	17.2	2.9
Capitalized interest	(6.3)	(4.6)	(0.9)
Total interest expense	$335.7	$320.5	$33.7
_______________
(1)Interest expense noted above relates to the debt and credit arrangements identified in this note and includes interest recognized on obligations with contractual interest rates, capitalized interest, financing costs amortization and interest accretion of debt discount.
Fair Value Disclosures
The following table summarizes the carrying values and fair values of our actively quoted debt instruments (1):

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loans due March 2030	$1,517.4	$1,589.9	$1,562.7	$1,631.0
Senior secured notes due 2030	1,425.6	1,517.9	1,420.2	1,533.0
Senior unsecured notes due 2031	492.2	546.9	490.0	555.9
Convertible notes due November 2024	—	—	257.8	604.5
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
NOTE 11 — Shareholders' Equity
Series B Mandatory Convertible Preferred Stock
On December 13, 2022, we completed a preferred stock offering, through which Chart issued and sold 8.050 million depositary shares, each representing a 1/20th interest in a share of Chart’s 6.75% Series B Mandatory Convertible Preferred Stock, liquidation preference $1,000 per share, par value $0.01 per share (the “Mandatory Convertible Preferred Stock”). The amount issued included 1.050 million depositary shares issued pursuant to the exercise in full of the option granted to the underwriters to purchase additional depositary shares. We received gross proceeds of $402.5 from the issuance of shares less $14.4 of equity issuance costs. The proceeds were used to fund the acquisition of Howden.
Dividends. Dividends on the Mandatory Convertible Preferred Stock will be payable on a cumulative basis when, as and if declared at an annual rate of 6.75% on the liquidation value of $1,000 per share. Chart may pay declared dividends in cash or, subject to certain limitations, in shares of common stock, or in any combination of cash and shares of common stock on March 15, June 15, September 15 and December 15 of each year, commencing on March 15, 2023 and ending on, and including, December 15, 2025. We declared and paid $27.2 and $27.3 in dividends for the year ended December 31, 2024 and 2023, respectively, which are treated as a reduction to income attributable to common shareholders in the computation of earnings per share.
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
NOTE 12 — Financial Instruments and Derivative Financial Instruments
Concentrations of Credit Risks: We sell our products primarily to gas producers, distributors, and end-users across energy, industrial, power, HVAC and refining applications in countries throughout the world. 60%, 59%, and 42% of sales were to customers in foreign countries in 2024, 2023, and 2022, respectively.
In 2024, 2023, and 2022, no single customer accounted for more than 10% of consolidated sales. Sales to our top ten customers accounted for 26%, 25% and 38% of consolidated sales in 2024, 2023, and 2022, respectively. Our sales to particular customers fluctuate from period to period, but our large industrial gas producer and distributor customers tend to be a consistently substantial source of revenue for us.
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
Our Foreign Currency Contracts are measured at fair value with changes in fair value recorded within other expense (income), net. We classify cash flows related to our Foreign Currency Contracts as operating activities within our consolidated statements of cash flows. Our derivative contracts are entered into with major financial institutions in order to reduce credit risk and risk of nonperformance by third parties. We believe the credit risks with respect to the counterparties, and the foreign currency risks that would not be hedged if the counterparties fail to fulfill their obligations under the contract, are not material in view of our understanding of the financial strength of the counterparties. Our derivative contracts are not exchange traded instruments and their fair value is determined using the cash flows of the contracts, discount rates to account for the passage of time, implied volatility, current foreign exchange market data and credit risk, which are all based on inputs readily available in public markets and categorized as Level 2 fair value hierarchy measurements.
The following table represents the fair value of our asset and liability derivatives:

	December 31, 2024
	Notional Amount	Fair Value Other Current Assets	Fair Value Other Assets	Fair Value Other Current Liabilities	Fair Value Other Long-Term Liabilities
Derivatives designated as net investment hedge
Foreign Exchange Collar Contracts (1)	$307.5	$—	$—	$—	$4.4

Derivatives not designated as hedges
Foreign Currency Contracts	$603.3	$3.2	$0.2	$9.7	$0.1

	December 31, 2023
	Notional Amount	Fair Value Other Current Assets	Fair Value Other Assets	Fair Value Other Current Liabilities	Fair Value Other Long-Term Liabilities
Derivatives designated as net investment hedge
Foreign Exchange Collar Contracts (1)	$320.8	$—	$—	$—	$6.0

Derivatives not designated as hedges
Foreign Currency Contracts	$393.5	$1.8	$0.1	$2.7	$—
_______________
(1)Represents foreign exchange swaps and foreign exchange options.
The effect of derivative instruments, both designated and not designated in hedging relationships, on the consolidated statements of income and consolidated statements of comprehensive income (loss) was not material for the years ended December 31, 2024, December 31, 2023 and December 31, 2022.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
NOTE 13 — Business Combinations
Howden Acquisition
On March 17, 2023 we completed the Howden Acquisition pursuant to the previously disclosed Equity Purchase Agreement dated as of November 9, 2022. The acquisition purchase price was $4,387.4. We financed the purchase price for the Howden Acquisition with proceeds from borrowings under our SSRCF, the term loans due March 2030, common and preferred stock issuance and a private offering of Secured Notes and Unsecured Notes. See Note 10, “Debt and Credit Arrangements,” for more information.
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
The estimated fair values of the assets acquired and liabilities assumed disclosed in this note are inclusive of businesses identified to be sold as of the acquisition date. On August 18, 2023, we completed the sale of our Roots business, which we acquired as part of the Howden Acquisition. We have categorized the assets and liabilities of these discontinued operations on separate lines in the table below. Refer to Note 3, “Discontinued Operations and Other Businesses Sold” for further information.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
The following table summarizes the fair values of the assets acquired and liabilities assumed in the Howden Acquisition as of the acquisition date:

Fair Value
Net assets acquired:
Cash and cash equivalents	$62.5
Restricted cash	2.6
Accounts receivable	422.7
Inventories	256.8
Unbilled contract revenue	167.8
Other current assets	153.3
Assets held for sale	225.7
Property, plant and equipment	325.1
Identifiable intangible assets	2,434.5
Other assets	129.3
Accounts payable	(385.7)
Customer advances and billings in excess of contract revenue	(233.2)
Current portion of long-term debt	(1.4)
Other current liabilities	(344.4)
Liabilities held for sale	(43.9)
Long-term deferred tax liabilities	(663.6)
Other long-term liabilities	(102.3)
Total identifiable net assets assumed	2,405.8
Noncontrolling interest (1)	(146.3)
Goodwill (2)	2,127.9
Net assets acquired	$4,387.4

Assets acquired net of cash, cash equivalents and restricted cash	$4,322.3
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
Unaudited Supplemental Pro Forma Information
The following unaudited pro forma combined financial information for the years ended December 31, 2023 and 2022 gives effect to the Howden Acquisition and the Roots and American Fan divestitures, as if both occurred on January 1, 2022. The unaudited pro forma information is not necessarily indicative of the results of operations that actually would have occurred under the ownership and management of the Company. In addition, the unaudited pro forma information is not intended to be a projection of future results and does not reflect any operating efficiencies or cost savings that might be achievable.
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

	Year Ended December 31,
	2023	2022
Pro forma sales from continuing operations	$3,657.7	$3,314.6
Pro forma net loss attributable to Chart Industries, Inc. from continuing operations	6.1	164.0
NOTE 14 — Accumulated Other Comprehensive (Loss) Income
Accumulated Other Comprehensive (Loss) Income
The components of accumulated other comprehensive (loss) income are as follows:

	December 31, 2024
	Foreign currency translation adjustments (1)	Pension liability adjustments, net of taxes (2)	Accumulated other comprehensive (loss) income
Beginning balance	$13.2	$(2.4)	$10.8
Other comprehensive (loss) income	(166.8)	0.9	(165.9)
Net current-period other comprehensive loss, net of taxes	(166.8)	0.9	(165.9)
Ending balance	$(153.6)	$(1.5)	$(155.1)

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)

	December 31, 2023
	Foreign currency translation adjustments (1)	Pension liability adjustments, net of taxes	Accumulated other comprehensive (loss) income
Beginning balance	$(50.5)	$(7.5)	$(58.0)
Other comprehensive income	63.7	4.2	67.9
Amounts reclassified from accumulated other comprehensive (loss) income, net of income taxes	—	0.9	0.9
Net current-period other comprehensive income, net of taxes	63.7	5.1	68.8
Ending balance	$13.2	$(2.4)	$10.8
_______________
(1)Foreign currency translation adjustments includes translation adjustments and net investment hedge, net of taxes. See Note 12, “Financial Instruments and Derivative Financial Instruments,” for further information related to the net investment hedge.
(2)We recognized a $1.1 loss related to the partial settlement of a defined benefit plan. Refer to Note 17, “Employee Benefit Plans” for further information.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
NOTE 15 — Earnings Per Share
The following table presents calculations of net income per share of common stock:

	Year Ended December 31,
	2024	2023	2022
Amounts attributable to Chart common stockholders
Income from continuing operations	$222.0	$47.9	$81.6
Less: Mandatory convertible preferred stock dividend requirement	27.2	27.3	1.4
Income from continuing operations attributable to Chart	194.8	20.6	80.2
Loss from discontinued operations, net of tax	(3.5)	(0.6)	(57.6)
Net income attributable to Chart common stockholders	$191.3	$20.0	$22.6
Earnings per common share – basic:
Income from continuing operations	$4.62	$0.49	$2.21
Loss from discontinued operations	(0.08)	(0.01)	(1.59)
Net income attributable to Chart Industries, Inc.	$4.54	$0.48	$0.62

Earnings per common share – diluted:
Income from continuing operations	$4.17	$0.44	$1.92
Loss from discontinued operations	(0.07)	(0.01)	(1.38)
Net income attributable to Chart Industries, Inc.	$4.10	$0.43	$0.54

Weighted average number of common shares outstanding – basic	42.15	41.97	36.25
Incremental shares issuable upon assumed conversion and exercise of share-based awards	0.21	0.20	0.26
Incremental shares issuable due to dilutive effect of the convertible notes	2.21	2.53	2.81
Incremental shares issuable due to dilutive effect of warrants	2.10	2.12	2.47
Incremental shares issuable due to dilutive effect of the underwriters common shares option	—	—	0.01
Weighted average number of common shares outstanding – diluted	46.67	46.82	41.80
Diluted earnings per share does not consider the following cumulative preferred stock dividends and potential common shares as the effect would be anti-dilutive:

	Year Ended December 31,
	2024	2023	2022
Numerator
Mandatory convertible preferred stock dividend requirement (1)	$27.2	$27.3	$1.4
Denominator
Anti-dilutive shares, Share-based awards	0.12	0.09	0.06
Anti-dilutive shares, Mandatory convertible preferred stock (1)	2.94	3.03	0.17
Total anti-dilutive securities	3.06	3.12	0.23
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
NOTE 16 — Income Taxes
Income from Continuing Operations Before Income Taxes
Income from continuing operations before income taxes consists of the following:

	For the Year Ended December 31,
	2024	2023	2022
United States	$75.5	$(100.9)	$31.1
Foreign	243.0	158.9	67.8
Income from continuing operations before income taxes	$318.5	$58.0	$98.9
Provision
Significant components of income tax expense (benefit), net are as follows:

	For the Year Ended December 31,
	2024	2023	2022
Current:
Federal	$27.4	$(15.5)	$(1.3)
State and local	7.6	6.6	3.5
Foreign	69.7	91.2	15.4
Total current	104.7	82.3	17.6
Deferred:
Federal	(21.4)	1.5	(5.6)
State and local	0.7	(1.8)	1.9
Foreign	(5.4)	(79.0)	2.0
Total deferred	(26.1)	(79.3)	(1.7)
Total income tax expense, net	$78.6	$3.0	$15.9
See Note 3, “Discontinued Operations and Other Businesses Sold” for the income (loss) from discontinued operations and related income taxes.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Effective Tax Rate Reconciliation
The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year Ended December 31,
	2024	2023	2022
Income tax expense at U.S. statutory rate	$66.8	$12.2	$20.8
State income taxes, net of federal tax benefit	6.8	3.1	1.5
Foreign withholding taxes	2.4	6.3	0.2
U.S. taxation of international operations	(6.1)	18.7	1.4
Effective tax rate differential of earnings outside of United States	10.7	2.8	1.7
Change in valuation allowance	3.0	(2.0)	(11.6)
Research & experimentation	(2.2)	(2.0)	(2.9)
Provision to return	(8.4)	0.8	5.0
Non-deductible items	(0.8)	0.1	0.4
Change in uncertain tax positions	3.7	2.0	(0.3)
Share-based compensation	2.1	0.1	(1.1)
Capital loss	—	(40.5)	—
Unremitted earnings not permanently reinvested	0.5	0.9	—
Other items	0.1	0.5	0.8
Income tax expense	$78.6	$3.0	$15.9
We reclassified certain line items of the effective tax rate reconciliation for year ended December 31, 2022 and December 31, 2023 to correspond with the year ended December 31, 2024.

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

	December 31,
	2024	2023
Deferred tax assets (“DTA”):
Accruals and reserves	$13.4	$48.7
Inventory	166.8	127.0
R&D Amortization	22.3	18.1
Interest limitation carryover	172.3	126.8
Net operating loss carryforwards	35.5	40.2
Property, plant and equipment – net DTA	6.8	4.4
Other – net DTA	11.5	9.6
Total deferred tax assets before valuation allowance	428.6	374.8
Valuation allowances	(98.6)	(90.3)
Total deferred tax assets, net of valuation allowances	$330.0	$284.5
Deferred tax liabilities (“DTL”):
Property, plant and equipment – net DTL	$54.5	$58.6
Goodwill and intangible assets	587.4	629.0
Pensions	6.2	6.4
Unremitted earnings (APB23)	20.2	19.7
Other – net DTL	9.3	2.9
Deferred revenue	167.4	123.5
Total deferred tax liabilities	$845.0	$840.1
Net deferred tax liabilities	$515.0	$555.6
The net deferred tax liability is classified as follows:
Other assets	$(29.9)	$(12.6)
Long-term deferred tax liabilities	544.9	568.2
Net deferred tax liabilities	$515.0	$555.6

We reclassified certain line items of the deferred inventory for year ended December 31, 2023 to correspond with the year ended December 31, 2024.
We evaluate the recoverability of our deferred tax assets on a jurisdictional basis by considering whether deferred tax assets will be realized on a more likely than not basis. To the extent a portion or all of the applicable deferred tax assets do not meet the more likely than not threshold, a valuation allowance is recorded. As of December 31, 2024, we have valuation allowances totaling $98.6 consisting primarily of our operations in the United Kingdom, France, and Belgium.
We have U.S. state net operating loss carryforwards of $84.3 that may be carried forward indefinitely. As of December 31, 2024, we had $122.6 foreign net operating loss carryforwards primarily in Belgium, France, and India subject to local tax limitations. The foreign net operating losses can be carried forward indefinitely, except in applicable jurisdictions that make up less than 11% of available net operating losses. We have tax credit carryforwards of $4.0.
Other Tax Information
We consider the undistributed earnings of our non-US subsidiaries as of December 31, 2024, to be partially reinvested. We are not permanently reinvested on $333.0 of the undistributed earnings of our foreign subsidiaries. The remaining earnings continue to be indefinitely reinvested outside the United States. We have assessed a total deferred tax liability of $20.2 as of

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
December 31, 2024 on such earnings that have not been indefinitely reinvested. This is an increase of $0.5 as compared to the deferred tax liability as of December 31, 2023. We have made no provision for U.S. income taxes or additional non-U.S. taxes on certain undistributed earnings of non-U.S. subsidiaries. These earnings could become subject to additional tax if we were to dividend those earnings or sell our interest in the non-U.S. subsidiary. We cannot practically determine the amount of additional taxes that might be payable on those earnings.
The Organisation for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024, and other aspects effective January 1, 2025. While it is uncertain whether the United States will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. We do not expect Pillar 2 to have a material impact on our effective tax rate or our consolidated results of operation, financial position, and cash flows.
Cash paid for income taxes during the years ended December 31, 2024, 2023, and 2022 was $92.7, $49.7, and $27.0, respectively.
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
The reconciliation of beginning to ending gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2024	2023	2022
Unrecognized tax benefits at beginning of the year	$37.0	$0.7	$1.7
Additions for tax positions acquired during the current period	—	34.4	—
Additions for tax positions taken during the prior period	14.1	3.7	—
Reductions for tax positions taken during the current period	(0.1)	—	—
Reductions relating to settlements with taxing authorities	(0.6)	(1.6)	(0.3)
Lapse of statutes of limitation	(0.1)	(0.2)	(0.7)
Unrecognized tax benefits at end of the year	$50.3	$37.0	$0.7
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
Included in the balance of unrecognized tax benefits at December 31, 2024 and 2023 was $36.5 and $35.8, respectively of income tax expenses, which, if ultimately recognized, would impact our annual effective tax rate.
We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. We accrued approximately $4.0 and $0.9 of interest and penalties at December 31, 2024 and 2023, respectively We recognized a liability related to interest and penalties on unrecognized tax benefits of $11.0 as of December 31, 2024, primarily related to tax positions acquired in the Howden Acquisition. The amount of interest and penalties related to years prior to 2023 is immaterial. Due to the expiration of various statutes of limitation and anticipated payments, it is reasonably possible our unrecognized tax benefits at December 31, 2024 may decrease within the next twelve months by $0.1.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
NOTE 17 — Employee Benefit Plans
Defined Benefit Plans
We have a defined benefit pension plan that covers certain U.S. hourly and salary employees (the “Chart Plan”) and is currently subject to termination. The Chart Plan provides benefits based primarily on the participants’ years of service and compensation. In May 2024, our Board of Directors approved a resolution to terminate the Chart Plan and notified plan participants of the termination and the distribution alternatives. During the fourth quarter of 2024, distributions were made to settle the obligation with plan participants electing a lump sum distribution option. As a result of this partial settlement, we recognized a $1.1 loss, which is classified as other expense (income), net in the consolidated statement of income for the year ended December 31, 2024. We expect to settle the remainder of the obligations in the first half of 2025. We expect this will result in a non-cash settlement gain or loss at plan termination which will include any unrecognized losses within accumulated other comprehensive (loss) income associated with the Chart Plan. While we cannot estimate this future non-cash settlement gain or loss, the gross accumulated other comprehensive loss related to the Chart Plan was $5.6 as of December 31, 2024.
Following the Howden Acquisition, we assumed responsibility for ten additional defined benefit plans outside of the United States, which are predominantly in Germany (the “International Plans”). Upon acquisition, we recognized a net liability on our consolidated balance sheet.
The components of net periodic pension cost (income) are as follows:

	U.S. Plan			International Plans
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023
Interest cost	$2.2	$2.4	$1.7	$1.3	$1.2
Service cost	—	—	—	0.9	0.7
Expected return on plan assets	(3.0)	(3.3)	(4.3)	(1.8)	(1.3)
Amortization of net loss	—	0.9	0.5	—	—
Net settlement loss	1.1	—	—	—	—
Total net periodic pension cost (income)	$0.3	$—	$(2.1)	$0.4	$0.6
The other changes in plan assets and projected benefit obligations recognized in other comprehensive (loss) income, on a pre-tax basis, are as follows:

	U.S. Plan			International Plans
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023
Net actuarial loss (gain)	$3.1	$(5.9)	$1.7	$(2.4)	$0.1
Net amortization	—	(0.9)	(0.5)	—	$—
Effect of foreign exchange rates	—	—	—	—	4.7
Net settlement loss	(1.1)	—	—	—	—
Total recognized in other comprehensive (loss) income	$2.0	$(6.8)	$1.2	$(2.4)	$4.8

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
The changes in the projected benefit obligation and plan assets, the funded status of the plans and the amounts recognized in the consolidated balance sheets are as follows:

	U.S. Plan		International Plans
	December 31,		December 31,
	2024	2023	2024	2023
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$48.1	$50.0	$43.0	$—
Acquisition of Howden (1)	—	—	—	41.1
Interest cost	2.2	2.4	1.3	1.2
Service cost	—	—	0.9	0.7
Benefits paid	(3.5)	(3.1)	(2.1)	(2.0)
Actuarial losses (gains)	0.4	(1.2)	(1.2)	0.4
Settlements	(7.7)	—	(0.2)	—
Foreign exchange rate impact	—	—	(2.5)	1.6
Projected benefit obligation at year end	39.5	48.1	39.2	43.0
Accumulated benefit obligation at year end	39.5	48.1	37.5	41.2
Change in plan assets:
Fair value of plan assets at beginning of year	54.0	49.1	41.8	—
Acquisition of Howden (1)	—	—	—	38.7
Actual return	1.0	8.0	3.3	1.6
Employer contributions	—	—	2.2	1.9
Benefits paid	(3.5)	(3.1)	(2.1)	(2.0)
Expenses paid	(0.7)	—	—	—
Settlements	(7.7)	—	(0.2)	—
Foreign exchange rate impact	—	—	(2.6)	1.6
Fair value of plan assets at year end	43.1	54.0	42.4	41.8
Funded status (accrued pension asset (liability))	$3.6	$5.9	$3.2	$(1.2)
Amounts recognized on the consolidated balance sheet at December 31:
Non-current assets	$3.7	$5.9	$10.2	$5.8
Current liabilities	—	—	(0.4)	(0.3)
Non-current liabilities	—	—	(6.6)	(6.7)
Recognized accrued pension asset (liability)	$3.7	$5.9	$3.2	$(1.2)
Unrecognized actuarial loss (gain) recognized in accumulated other comprehensive loss	$5.6	$3.5	$(2.3)	$0.1
_______________
(1)The 2023 changes in the projected benefit obligation and plan assets reflect the effect of the Howden Acquisition.
Non-current assets related to defined benefit plans are classified within other assets in our consolidated balance sheets. Current liabilities and non-current liabilities related to defined benefit plans are classified within other current liabilities and other long-term liabilities, respectively, in our consolidated balance sheets.
The estimated net periodic pension income for the both the Chart Plan and International Plans that will be amortized from accumulated other comprehensive loss over the next fiscal year is not material.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
International Plans with accumulated benefit obligations in excess of plan assets consist of the following:

	International Plans
	December 31,
	2024	2023
Projected benefit obligation	$6.7	$6.7
Accumulated benefit obligation	5.7	5.7
Fair value of plan assets	0.3	0.3
International Plans with projected benefit obligations in excess of plan assets consist of the following:

	International Plans
	December 31,
	2024	2023
Projected benefit obligation	$10.2	$10.2
Accumulated benefit obligation	8.5	8.4
Fair value of plan assets	3.2	3.4
The actuarial assumptions used in determining pension plan information are as follows:

	U.S. Plan			International Plans
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023
Assumptions used to determine the projected obligation at year end:
Discount rate	5.5%	5.0%	4.9%	3.4%	3.4%
Rate of increase in compensation levels for active pension plans	—%	—%	—%	3.9%	4.1%
Assumptions used to determine net periodic benefit cost:
Discount rate	5.0%	4.9%	2.7%	3.4%	3.4%
Expected long-term weighted-average rate of return on plan assets	6.0%	7.0%	7.0%	4.2%	4.5%
Rate of increase in compensation levels for active pension plans	—%	—%	—%	3.9%	4.1%
U.S. Plan
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
International Plans
In determining discount rates for the International Plans, we utilize the single discount rate equivalent to discounting the expected future cash flows from each plan using the yields at each duration from a published yield curve as of the measurement date. The expected long-term rate of return on plan assets was based on our investment policy target allocation of the asset

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
portfolio between various asset classes and the expected real returns of each asset class over various periods of time that are consistent with the long-term nature of the underlying obligations of these plans.
Our primary investment objective for the defined benefit pension plan assets is to provide a source of retirement income for the plans’ participants and beneficiaries. The Chart Plan’s target allocations by asset category and fair values of the plan assets by asset class at December 31 are as follows:

		U.S. Plan
	Target Allocations by Asset Category	Fair Value
		Total		Level 2		Level 3
Plan Assets:		2024	2023	2024	2023	2024	2023
Equity funds	—%	$—	$16.5	$—	$16.5	$—	$—
Fixed income funds	71%	43.1	34.0	43.1	34.0	—	—
Other investments	29%	—	3.5	—	—	—	3.5
Total		$43.1	$54.0	$43.1	$50.5	$—	$3.5
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
The following table represents changes in the fair value of plan assets categorized as Level 3 from the preceding table:

U.S. Plan
Balance at December 31, 2022	$1.1
Purchases, sales and settlements, net	(2.9)
Transfers, net	5.3
Balance at December 31, 2023	3.5
Purchases, sales and settlements, net	(3.5)
Transfers, net	—
Balance at December 31, 2024	$—
The International Plans’ target allocations by asset category and fair values of the plan assets by asset class at December 31 are as follows:

		International Plans
	Target Allocations by Asset Category	Fair Value
		Total		Level 1		Level 2
Plan Assets:		2024	2023	2024	2023	2024	2023
Cash and cash equivalents	0%	$—	$0.2	$—	$0.2	$—	$—
Insurance contracts	7%	2.9	2.9	—	—	2.9	2.9
Investments funds	93%	39.5	38.7	—	—	39.5	38.7
Total		$42.4	$41.8	$—	$0.2	$42.4	$41.6
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
Our funding policy is to contribute at least the minimum funding amounts required by law. Based upon current actuarial estimates, we do not expect to contribute to our Chart Plan in the next five years. Expected contributions to our International Plans for the year ended December 31, 2024, related to plans as of December 31, 2023, are $2.4. The following benefit payments are expected to be paid by the plan in each of the next five years and in the aggregate for the subsequent five years:

	U.S. Plan	International Plans
2025	$3.5	$2.3
2026	3.5	2.5
2027	3.5	2.2
2028	3.4	2.5
2029	3.4	2.6
In aggregate during five years thereafter	15.6	11.4
Defined Contribution Plans
The Company also sponsors defined contribution plans at various locations globally. Company contributions to the plans are based on employee contributions and include a Company match and discretionary contributions. Expenses under the plan totaled $22.1, $18.2, and $6.8 for the years ended December 31, 2024, 2023, and 2022, respectively.
NOTE 18 — Share-based Compensation
Under the 2024 Omnibus Equity Plan (the “2024 Omnibus Equity Plan”) officers and employees (including our principal executive officer, principal financial officer and other “named executive officers”) are eligible to be granted stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance shares and common shares. The maximum number of shares available for issuance is 1.60, which could be treasury shares or unissued shares, with a limit of 0.20 shares available for incentive stock option grants. As of December 31, 2024, 0.01 shares of restricted stock and RSUs were outstanding under the 2024 Omnibus Equity Plan.
Under the 2017 Omnibus Equity Plan (the “2017 Omnibus Equity Plan”) officers and employees (including our principal executive officer, principal financial officer and other “named executive officers”) are eligible to be granted stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance shares and common shares. The maximum number of shares available for issuance is 1.70, which may be treasury shares or unissued shares. As of December 31, 2024, 0.30 stock options, 0.12 shares of restricted stock and RSUs, and 0.09 performance units were outstanding under the 2017 Omnibus Equity Plan.
Under the Amended and Restated 2009 Omnibus Equity Plan (“2009 Omnibus Equity Plan”) which was originally approved by our shareholders in May 2009 and re-approved by shareholders in May 2012 as amended and restated, we could grant stock options, SARs, RSUs, restricted stock, performance shares, leveraged restricted shares, and common shares to employees and directors. The maximum number of shares available for issuance is 3.35, which could be treasury shares or unissued shares. As of December 31, 2024, 0.02 stock options were outstanding under the 2009 Omnibus Equity Plan.
We recognized share-based compensation expense of $18.9, $12.6, and $10.6 for the years ended December 31, 2024, 2023, and 2022, respectively. This expense is included in selling, general and administrative expenses in the consolidated statements of income. The tax benefit related to share-based compensation during the years ended December 31, 2024, 2023, and 2022 was $1.7, $1.7 and $1.4, respectively. As of December 31, 2024, total share-based compensation expense of $18.7 is expected to be recognized over the remaining weighted-average period of approximately 1.9 years.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Stock Options
We use a Black-Scholes option pricing model to estimate the fair value of stock options. The expected volatility is based on historical information. The risk-free rate is based on the U.S. Treasury yield in effect at the time of the grant. Weighted-average grant-date fair values of stock options and the assumptions used in estimating the fair values are as follows:

	Year Ended December 31,
	2024	2023	2022
Weighted-average grant-date fair value per share	$69.09	$57.15	$67.58
Expected term (years)	4.7	4.7	4.7
Risk-free interest rate	3.95%	3.98%	1.32%
Expected volatility	56.61%	54.66%	51.24%
Stock options generally have a four-year graded vesting period, an exercise price equal to the fair market value of a share of common stock on the date of grant, and a contractual term of 10 years. The following table summarizes our stock option activity from continuing operations:

	December 31, 2024
	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value	Weighted- average Remaining Contractual Term
Outstanding at beginning of year	0.29	$87.09
Granted	0.07	135.22
Exercised	(0.02)	83.19
Forfeited / Cancelled	(0.01)	98.02
Outstanding at end of year	0.33	$97.00	$30.6	5.85 years
Vested and expected to vest at end of year	0.32	$96.10	$30.1	5.78 years
Exercisable at end of year	0.21	$77.43	$23.3	4.47 years
As of December 31, 2024, total unrecognized compensation cost related to stock options expected to be recognized over the weighted-average period of approximately 2.4 years is $3.4.
The total intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022 was $1.7, $2.3, and $3.5, respectively. The total fair value of stock options vested during the years ended December 31, 2024, 2023, and 2022 was $2.3, $2.1, and $2.3, respectively.
Restricted Stock and RSUs
Restricted stock and RSUs generally vest ratably over a three-year period and are valued based on our market price on the date of grant. The following table summarizes our unvested restricted stock and RSUs activity from continuing operations:

	December 31, 2024
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at beginning of year	0.11	$137.70
Granted	0.09	138.29
Forfeited	(0.01)	131.16
Vested	(0.06)	135.25
Unvested at end of year	0.13	$139.41
As of December 31, 2024, total unrecognized compensation cost related to unvested restricted stock and RSUs expected to be recognized over the weighted-average period of approximately 1.8 years is $9.2.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
The weighted-average grant-date fair value of restricted stock and RSUs granted during the years ended December 31, 2024, 2023, and 2022 was $138.29, $132.28, and $155.02, respectively. The total fair value of restricted stock and RSUs that vested during the years ended December 31, 2024, 2023, and 2022 was $8.2, $7.7, and $10.0, respectively.
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

	December 31, 2024
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at beginning of year	0.07	$134.41
Granted	0.04	146.77
Vested	(0.02)	128.27
Forfeited	—	127.44
Unvested at end of year	0.09	$140.51
As of December 31, 2024, total unrecognized compensation cost related to performance units expected to be recognized over a weighted-average period of approximately 1.6 years is $6.1.
The weighted-average grant-date fair value of performance units granted during the years ended December 31 2024, 2023, and 2022 was $146.77, $126.86, and $153.81, respectively. The total fair value of performance units that vested during the years ended December 31, 2024, 2023, and 2022 was $3.0, $3.4, and $2.6, respectively.
NOTE 19 — Leases
Lessee Accounting
We lease certain office spaces, warehouses, facilities, vehicles and equipment. Our leases have maturity dates ranging from January 2025 to September 2042.
We incurred $26.2, $21.1 and $16.9 of rental expense under operating leases for the years ended December 31, 2024, 2023 and 2022, respectively, and are included within selling, general and administrative expenses within our consolidated statements of income. Payments related to short-term lease costs and taxes and variable service charges on leased properties were immaterial.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
The following table presents the lease balances within our consolidated balance sheets, weighted average remaining lease term and weighted average discount rates related to our leases:

Lease Assets and Liabilities		December 31, 2024	December 31, 2023
Assets
Operating lease, net	Property, plant and equipment, net	$78.6	$69.1
Finance lease, net	Other assets	14.7	16.1
Total lease assets		$93.3	$85.2

Liabilities
Current:
Operating lease liabilities	Other current liabilities	$19.6	$18.5
Finance lease liabilities	Other current liabilities	2.5	3.0
Non-current:
Operating lease liabilities	Other long-term liabilities	60.5	50.7
Finance lease liabilities	Other long-term liabilities	12.9	14.2
Total lease liabilities		$95.5	$86.4

Weighted-average remaining lease terms
Operating leases		6.4 years	5.1 years
Finance leases		7.2 years	5.9 years
Weighted-average discount rate
Operating leases		7.0%	6.6%
Finance leases		6.8%	6.7%
We recorded net non-cash right-of-use assets in exchange for finance and operating lease liabilities of $0.0 and $25.4 for the year ended December 31, 2024, respectively. We recorded net non-cash right-of-use assets in exchange for finance and operating lease liabilities of $15.4 and $62.3 for the year ended December 31, 2023, respectively.
The following table summarizes future minimum lease payments for non-cancelable operating leases and for finance leases as of December 31, 2024:

	Finance	Operating
2025	$3.2	$23.7
2026	2.9	18.7
2027	2.7	13.7
2028	2.1	11.4
2029	1.8	8.4
Thereafter	7.2	24.5
Total future minimum lease payments	$19.9	$100.4
Less: Present value discount	(4.5)	(20.3)
Lease liability	$15.4	$80.1

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Lessor Accounting
We lease equipment manufactured by Chart as sales-type and operating leases. As of December 31, 2024 and 2023, our short-term net investment in sales-type leases was $8.1 and $21.4, respectively and is included in other current assets in our consolidated balance sheets. Our long-term net investment in sales-type leases was $31.7 and $62.1 as of December 31, 2024 and 2023, respectively, and is included in other assets in our consolidated balance sheets.
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
The following table represents sales from sales-type and operating leases:

	December 31,
	2024	2023	2022
Sales-type leases	$59.1	$39.3	$28.1
Operating leases	4.8	5.2	4.1
Total sales from leases	$63.9	$44.5	$32.2
The following table represents scheduled payments for sales-type leases:

December 31, 2024
2025	$7.1
2026	8.6
2027	8.5
2028	8.3
2029	8.3
Thereafter	26.1
Total	66.9
Less: Unearned income	27.1
Total	$39.8
The following table represents the cost of equipment leased to others:

	December 31,
	2024	2023
Equipment leased to others, cost	$1.5	$20.6
Less: Accumulated depreciation	0.2	4.4
Equipment leased to others, net	$1.3	$16.2
NOTE 20 — Commitments and Contingencies
Environmental
We are subject to federal, state, local, and foreign environmental laws and regulations concerning, among other matters, waste water effluents, air emissions, and handling and disposal of hazardous materials, such as cleaning fluids. We are involved with environmental compliance, investigation, monitoring, and remediation activities at certain of our owned and formerly owned manufacturing facilities, and, except for these continuing remediation efforts, believe we are currently in substantial compliance with all known environmental regulations. Undiscounted accrued reserves at December 31, 2024 and 2023 were not material.

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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Translations	Balance at end of period
Year Ended December 31, 2024
Allowance for credit losses	$5.9	$0.6	$—	$(1.8)	(1)	$(0.2)	$4.5
Deferred tax assets valuation allowance	90.3	8.3	—	—		—	98.6
Year Ended December 31, 2023
Allowance for credit losses	$4.5	$2.2	$—	$(0.6)	(1)	$(0.2)	$5.9
Deferred tax assets valuation allowance	5.4	—	86.9	(2.0)	(2)	—	90.3
Year Ended December 31, 2022
Allowance for credit losses	$6.0	$0.5	$—	$(2.6)	(1)	$0.6	$4.5
Deferred tax assets valuation allowance	21.6	0.4	—	(14.8)		(1.8)	5.4
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

2.2
Asset Purchase Agreement, dated as of May 8, 2019, by and among Chart Industries, Inc., E&C FinFan, Inc. and Harsco Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 9, 2019).

2.3
Purchase Agreement by and between Chart Industries, Inc. and Cryoport, Inc. dated as of August 24, 2020 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 25, 2020 (File No. 001-11442)).

2.4
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

2.5
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

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).

3.2	Amended and Restated By-Laws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 19, 2008 (File No. 001-11442)).

4.1	Form of Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).

4.2	Description of Securities (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2024 (File No. 001-11442))

4.3
Certificate of Designations, filed with the Secretary of State of the State of Delaware and effective on December 13, 2022 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 13, 2022 (File No. 001-11442)).

4.4
Form of Certificate for the 6.75% Series B Mandatory Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 13, 2022 (File No. 001-11442)).

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

4.6
Form of Depositary Receipt for the Depositary Shares (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 13, 2022 (File No. 001-11442)).

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

4.9	Form of 7.500% Senior Secured Notes due 2030 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 22, 2022 (File No. 001-11442)).

4.10	Form of 9.500% Senior Notes due 2031 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 22, 2022 (File No. 001-11442)).

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

10.2.1
Form of Nonqualified Stock Option Agreement (2018 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-11442)).*

10.2.2
Form of Performance Unit Agreement (2018 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-11442)).*

10.2.3
Form of Restricted Share Unit Agreement (2018 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-11442)).*

10.2.4
Form of Stock Award Agreement and Deferral Election Form (for eligible directors) under the Chart Industries, Inc. 2017 Omnibus Equity Plan. (incorporated by reference to Exhibit 10.3.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-11442).*

10.2.5
Form of Nonqualified Stock Option Agreement (2019 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan. (incorporated by reference to Exhibit 10.3.5 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-11442)).*

10.2.6
Form of Performance Unit Agreement (2019 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan. (incorporated by reference to Exhibit 10.3.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-11442)).*

10.2.7
Form of Restricted Share Unit Agreement (2019 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan. (incorporated by reference to Exhibit 10.3.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-11442))*

10.2.8
Form of Nonqualified Stock Option Agreement (2020 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan. (incorporated by reference to Exhibit 10.2.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-11442)).*

10.2.9
Form of Performance Unit Agreement (2020 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan. (incorporated by reference to Exhibit 10.2.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-11442)).*

10.2.10
Form of Restricted Share Unit Agreement (2020 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan. (incorporated by reference to Exhibit 10.2.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-11442)).*

10.2.11
Form of Nonqualified Stock Option Agreement (2021 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan. (incorporated by reference to Exhibit 10.2.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-11442)).*

10.2.12
Form of Performance Unit Agreement (2021 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan. (incorporated by reference to Exhibit 10.2.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-11442))).*

10.2.13
Form of Restricted Share Unit Agreement (2021 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan. (incorporated by reference to Exhibit 10.2.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-11442))).*

10.2.14
Form of Nonqualified Stock Option Agreement (2022 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan (incorporated by reference to Exhibit 10.2.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-11442)).*

10.2.15
Form of Performance Unit Agreement (2022 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan (incorporated by reference to Exhibit 10.2.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-11442)).*

10.2.16
Form of Restricted Share Unit Agreement (2022 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan (incorporated by reference to Exhibit 10.2.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-11442)).*

10.2.17
Form of Nonqualified Stock Option Agreement (2023 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan (incorporated by reference to Exhibit 10.2.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-11442)).*

10.2.18
Form of Performance Unit Agreement (2023 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan (incorporated by reference to Exhibit 10.2.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-11442)).*

10.2.19
Form of Restricted Share Unit Agreement (2023 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan (incorporated by reference to Exhibit 10.2.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-11442)).*

10.2.20
Form of Nonqualified Stock Option Agreement (2024 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan (incorporated by reference to Exhibit 10.2.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-11442)).*

10.2.21
Form of Performance Unit Agreement (2024 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan (incorporated by reference to Exhibit 10.2.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-11442)).*

10.2.22
Form of Restricted Share Unit Agreement (2024 grants) under the Chart Industries, Inc. 2017 Omnibus Equity Plan (incorporated by reference to Exhibit 10.2.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-11442)).*

10.3	Chart Industries, Inc. 2024 Omnibus Equity Plan (incorporated by reference to Appendix B to the Registrant’s definitive proxy statement filed with the SEC on April 10, 2024 (File No. 001-11442)).*

10.3.1	Form of Nonqualified Stock Option Agreement (2025 grants) under the Chart Industries, Inc. 2024 Omnibus Equity Plan.* (x)

10.3.2	Form of Performance Unit Agreement (2025 grants) under the Chart Industries, Inc. 2024 Omnibus Equity Plan.* (x)

10.3.3	Form of Restricted Share Unit Agreement (2025 grants) under the Chart Industries, Inc. 2024 Omnibus Equity Plan.* (x)

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

10.5	Chart Industries, Inc. Cash Incentive Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement filed with the SEC on April 8, 2014 (File No. 001-11442)).*

10.6	Chart Industries, Inc. Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed, with the SEC on March 29, 2019 (File No. 001-11442)).*

10.7
Amended and Restated Employment Agreement, dated effective June 12, 2018, by and between Chart Industries, Inc. and Jillian C. Evanko (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on July 10, 2018 (File No. 001-11442)).*

10.8
Employment Agreement, dated October 26, 2017, by and between Chart Industries, Inc. and Gerald F. Vinci (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-11442)).*

10.9.1
Amended and Restated Severance Agreement, dated effective October 1, 2021, by and between Chart Industries, Inc. and Joe Brinkman (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-11442)).*

10.9.2	Employment Agreement, dated effective January 1, 2025, by and between Chart Industries, Inc. and Joseph R. Brinkman.* (x)

10.10
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

10.13
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

10.14
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

10.15
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

10.16
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

10.17
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

10.18
Amendment No. 6, dated as of April 8, 2024, which amends that certain Fifth Amended and Restated Credit Agreement, dated as of October 18, 2021 (as amended by Amendment No. 1, dated as of November 21, 2022, Amendment No. 2, dated as of March 16, 2023, Amendment No. 3, dated as of March 17, 2023, Amendment No. 4, dated as of June 30, 2023, Amendment No. 5, dated as of October 2, 2023, and as otherwise amended, restated, supplemented or otherwise modified prior to the date hereof), by and among Chart Industries, Inc., the direct or indirect subsidiaries of Chart Industries, Inc. designated as borrowers from time to time thereunder, the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., Fifth Third Bank, National Association, HSBC Bank USA, National Association, PNC Bank, National Association and Wells Fargo Bank, National Association, as Co-Syndication Agents, and BMO Harris Bank, N.A., Capital One, N.A., Citizens Bank, N.A., MUFG Union Bank, N.A. and Regions Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 8, 2024 (File No. 001-11442)).

10.19
Amendment No. 7, dated as of July 2, 2024, which amends that certain Fifth Amended and Restated Credit Agreement, dated as of October 18, 2021 (as amended by Amendment No. 1, dated as of November 21, 2022, Amendment No. 2, dated as of March 16, 2023, Amendment No. 3, dated as of March 17, 2023, Amendment No. 4, dated as of June 30, 2023, Amendment No. 5, dated as of October 2, 2023, and Amendment No. 6, dated as of April 8, 2024, and as otherwise amended, restated, supplemented or otherwise modified prior to the date hereof), by and among Chart Industries, Inc., the direct or indirect subsidiaries of Chart Industries, Inc. designated as borrowers from time to time thereunder, the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., Fifth Third Bank, National Association, HSBC Bank USA, National Association, PNC Bank, National Association and Wells Fargo Bank, National Association, as Co-Syndication Agents, and BMO Harris Bank, N.A., Capital One, N.A., Citizens Bank, N.A., MUFG Union Bank, N.A. and Regions Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 3, 2024 (File No. 001-11442)).

10.20
Letter Agreement dated May 30, 2023, by and between Chart Industries, Inc. and Mr. Joseph Belling (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 28, 2023 (File No. 001-11442)).

10.21.1
Co-Investment Agreement, dated as of September 7, 2021, by and among Chart Industries, Inc., ISQ HTEC HoldCo Limited and ISQ Blueprint Acquisitions Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on October 21, 2021 (File No. 001-11442)).

10.21.2
Tri-Party Agreement, dated as of October 2, 2024, by and among HTEC Hydrogen Technology & Energy Corporation; ISQ HTEC HoldCo Limited; Colin Armstrong and Cenco Innovations Ltd.; and Chart Industries, Inc. (x)

10.22
Collateral Agreement, dated as of December 22, 2022, by and among Chart Industries, Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 22, 2022 (File No. 001-11442)).

10.23
Intercreditor Agreement, dated as of December 22, 2022, by and among Chart Industries, Inc., the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as collateral agent for the secured notes, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent under the credit agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 22, 2022 (File No. 001-11442)).

19.1	Insider Trading Policy. (x)

21.1	List of Subsidiaries. (x)

23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche. (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer and President. (x)

31.2	Rule 13a-14(a) Certification of the Company’s Vice President and Chief Financial Officer. (x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer and President. (xx)

32.2	Section 1350 Certification of the Company’s Vice President and Chief Financial Officer. (xx)

97.1
Chart Industries, Inc. Incentive-Based Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2023 (File No. 001-11442)).

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