Form 10-Q
period 2025-03-31
CHART INDUSTRIES INC
filed 2025-05-01
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of April 28, 2025, there were 45,699,347 outstanding shares of the Company’s common stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in millions, except per share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$296.2	$308.6
Accounts receivable, less allowances of $5.1 and $4.5, respectively	738.0	752.3
Inventories, net	505.7	490.5
Unbilled contract revenue	834.0	735.1
Prepaid expenses	131.2	108.6
Other current assets	72.2	70.3
Total Current Assets	2,577.3	2,465.4
Property, plant, and equipment, net	880.0	864.2
Goodwill	2,950.2	2,899.9
Identifiable intangible assets, net	2,550.0	2,540.6
Other assets	355.8	353.8
TOTAL ASSETS	$9,313.3	$9,123.9

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,064.1	$1,058.9
Customer advances and billings in excess of contract revenue	325.4	362.2
Accrued interest	67.7	110.4
Other current liabilities	252.2	258.3
Total Current Liabilities	1,709.4	1,789.8
Long-term debt	3,727.6	3,640.7
Deferred tax liabilities	544.6	544.9
Other long-term liabilities	165.1	153.3
Total Liabilities	6,146.7	6,128.7

Equity
Preferred stock, par value $0.01 per share, $1,000 aggregate liquidation preference — 10,000,000 shares authorized, 402,500 shares issued and outstanding at both March 31, 2025 and December 31, 2024	—	—
Common stock, par value $0.01 per share — 150,000,000 shares authorized, 45,697,001 and 45,657,062 shares issued at March 31, 2025 and December 31, 2024, respectively	0.5	0.5
Additional paid-in capital	1,891.9	1,889.3
Treasury stock; 760,782 shares at both March 31, 2025 and December 31, 2024	(19.3)	(19.3)
Retained earnings	1,156.1	1,113.4
Accumulated other comprehensive loss	(32.3)	(155.1)
Total Chart Industries, Inc. Shareholders’ Equity	2,996.9	2,828.8
Noncontrolling interests	169.7	166.4
Total Equity	3,166.6	2,995.2
TOTAL LIABILITIES AND EQUITY	$9,313.3	$9,123.9
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Sales	$1,001.5	$950.7
Cost of sales	661.7	648.4
Gross profit	339.8	302.3
Selling, general and administrative expenses	141.0	141.5
Amortization expense	46.5	47.9
Operating expenses	187.5	189.4
Operating income	152.3	112.9
Interest expense, net	77.1	83.8
Other expense	3.3	3.2
Income from continuing operations before income taxes and equity in loss of unconsolidated affiliates, net	71.9	25.9
Income tax expense	17.6	8.8
Income from continuing operations before equity in loss of unconsolidated affiliates, net	54.3	17.1
Equity in loss of unconsolidated affiliates, net	—	(0.3)
Net income from continuing operations	54.3	16.8
Loss from discontinued operations, net of tax	(2.0)	(2.2)
Net income	52.3	14.6
Less: Income attributable to noncontrolling interests of continuing operations, net of taxes	2.8	3.3
Net income attributable to Chart Industries, Inc.	$49.5	$11.3

	Three Months Ended March 31,
	2025	2024
Amounts attributable to Chart common shareholders
Income from continuing operations	$51.5	$13.5
Less: Mandatory convertible preferred stock dividend requirement	6.8	6.8
Income from continuing operations attributable to Chart	44.7	6.7
Loss from discontinued operations, net of tax	(2.0)	(2.2)
Net income attributable to Chart common shareholders	$42.7	$4.5

Basic earnings per common share attributable to Chart Industries, Inc.
Income from continuing operations	$0.99	$0.16
Loss from discontinued operations	(0.04)	(0.05)
Net income attributable to Chart Industries, Inc.	$0.95	$0.11
Diluted earnings per common share attributable to Chart Industries, Inc.
Income from continuing operations	$0.99	$0.14
Loss from discontinued operations	(0.05)	(0.04)
Net income attributable to Chart Industries, Inc.	$0.94	$0.10
Weighted-average number of common shares outstanding:
Basic	44.93	42.03
Diluted	45.20	46.73

Other comprehensive income (loss):
Net income	$52.3	$14.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	128.1	(55.6)
Pension liability adjustments, net of taxes	0.3	(0.1)
Other comprehensive income (loss), net of tax	128.4	(55.7)
Comprehensive income (loss), net of taxes	180.7	(41.1)
Less: Comprehensive income attributable to noncontrolling interests, net of taxes	8.4	3.3
Comprehensive income (loss) attributable to Chart Industries, Inc., net of taxes	$172.3	$(44.4)
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in millions)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$52.3	$14.6
Less: Loss from discontinued operations, net of tax	(2.0)	(2.2)
Net income from continuing operations	54.3	16.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66.2	65.9
Employee share-based compensation expense	6.2	6.0
Financing costs amortization	4.8	4.7
Other non-cash operating activities	(0.6)	(1.9)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	23.3	(51.0)
Inventories	(8.9)	(4.1)
Unbilled contract revenue	(89.0)	(76.7)
Prepaid expenses and other current assets	(16.6)	(48.5)
Accounts payable and other current liabilities	(62.9)	(17.2)
Customer advances and billings in excess of contract revenue	(41.9)	17.3
Long-term assets and liabilities	5.1	(0.9)
Net Cash Used In Continuing Operating Activities	(60.0)	(89.6)
Net Cash Used In Discontinued Operating Activities	—	(5.5)
Net Cash Used In Operating Activities	(60.0)	(95.1)
INVESTING ACTIVITIES
Capital expenditures	(20.1)	(46.1)
Investments	(1.4)	(6.0)
Other investing activities	0.4	0.3
Net Cash Used In Investing Activities	(21.1)	(51.8)
FINANCING ACTIVITIES
Borrowings on credit facilities	746.2	634.2
Repayments on credit facilities	(666.6)	(479.3)
Common stock repurchases from share-based compensation plans	(3.9)	(3.0)
Dividends paid on mandatory convertible preferred stock	(6.8)	(6.8)
Other financing activities	(3.2)	(1.2)
Net Cash Provided By Financing Activities	65.7	143.9
Effect of exchange rate changes on cash and cash equivalents	2.9	(2.6)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(12.5)	(5.6)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period (includes restricted cash of $1.9 and $12.8, respectively)	310.5	201.1
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD (includes restricted cash of $1.8 and $3.6, respectively)	$298.0	$195.5
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Dollars in millions)

	Common Stock		Preferred Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Non-controlling Interests
	Shares Outstanding	Amount	Shares Outstanding	Amount		Treasury Stock	Retained Earnings			Total Equity
Balance at December 31, 2024	45.66	$0.5	0.4	$—	$1,889.3	$(19.3)	$1,113.4	$(155.1)	$166.4	$2,995.2
Net income	—	—	—	—	—	—	49.5	—	2.8	52.3
Other comprehensive income	—	—	—	—	—	—	—	122.8	5.6	128.4
Share-based compensation expense	—	—	—	—	6.2	—	—	—	—	6.2
Common stock issued from share-based compensation plans	0.06	—	—	—	0.3	—	—	—	—	0.3
Common stock repurchases from share-based compensation plans	(0.02)	—	—	—	(3.9)	—	—	—	—	(3.9)
Preferred stock dividend	—	—	—	—	—	—	(6.8)	—	—	(6.8)
Dividend distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(5.0)	(5.0)
Other	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance at March 31, 2025	45.70	$0.5	0.4	$—	$1,891.9	$(19.3)	$1,156.1	$(32.3)	$169.7	$3,166.6

	Common Stock		Preferred Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Non-controlling Interests
	Shares Outstanding	Amount	Shares Outstanding	Amount		Treasury Stock	Retained Earnings			Total Equity
Balance at December 31, 2023	42.75	$0.4	0.4	$—	$1,872.5	$(19.3)	$922.1	$10.8	$152.5	$2,939.0
Net income	—	—	—	—	—	—	11.3	—	3.3	14.6
Other comprehensive loss	—	—	—	—	—	—	—	(55.7)	—	(55.7)
Share-based compensation expense	—	—	—	—	6.0	—	—	—	—	6.0
Common stock issued from share-based compensation plans	0.07	—	—	—	0.3	—	—	—	—	0.3
Common stock repurchases from share-based compensation plans	(0.02)	—	—	—	(3.0)	—	—	—	—	(3.0)
Preferred stock dividend	—	—			—	—	(6.8)	—	—	(6.8)
Other	—	—	—	—	—	—	(0.1)	—	—	(0.1)
Balance at March 31, 2024	42.80	$0.4	0.4	$—	$1,875.8	$(19.3)	$926.5	$(44.9)	$155.8	$2,894.3

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2025
(Dollars and shares in millions, except per share amounts)

NOTE 1 — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its consolidated subsidiaries (herein referred to as the “Company,” “Chart,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
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
Principles of Consolidation: The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Chart Industries, Inc. and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.
Use of Estimates: The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements. These estimates may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions based on a number of factors including the current macroeconomic conditions such as inflation and supply chain disruptions, as well as risks set forth in our Annual Report on Form 10-K.
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
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this update enhance the transparency and decision usefulness of income tax disclosures. This update enhances the rate reconciliation by requiring an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The update also requires an entity to disclose on an annual basis enhanced information about income taxes paid, income from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The amendments in this update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We are currently assessing the effect this ASU will have on our disclosures and do not expect a material impact.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2025
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 2 — Reportable Segments
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2025
(Dollars and shares in millions, except per share amounts) – Continued

Segment Financial Information

	Three Months Ended March 31, 2025
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales to external customers	$153.2	$267.3	$276.1	$304.9	$—	$—	$1,001.5
Cost of sales	116.0	184.7	192.4	168.6	—	—	661.7
Selling, general and administrative expenses	17.7	10.8	30.4	38.9	—	43.2	141.0
Amortization expense	1.9	4.9	5.0	34.7	—	—	46.5
Operating income (loss)	17.6	66.9	48.3	62.7	—	(43.2)	152.3
Depreciation expense	4.3	4.1	5.0	3.6	—	2.7	19.7

	Three Months Ended March 31, 2024
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales to external customers	$159.7	$253.6	$236.5	$301.0	$(0.1)	$—	$950.7
Cost of sales	126.9	183.5	177.6	160.5	(0.1)	—	648.4
Selling, general and administrative expenses	16.9	13.9	28.7	39.5	—	42.5	141.5
Amortization expense	1.9	5.0	5.1	35.9	—	—	47.9
Operating income (loss)	14.0	51.2	25.1	65.1	—	(42.5)	112.9
Depreciation expense	3.4	4.2	2.0	7.1	—	1.3	18.0
_______________
(1)Depreciation disclosed by reportable segment is included within cost of sales and selling, general and administrative expenses.
Sales by Geography
Net sales by geographic area are reported by the destination of sales.

	Three Months Ended March 31, 2025
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$58.6	$162.5	$122.4	$113.7	$—	$457.2
Europe, Middle East, Africa and India	57.3	39.4	64.6	119.7	—	281.0
Asia-Pacific	35.6	64.6	82.9	60.5	—	243.6
Rest of the World	1.7	0.8	6.2	11.0	—	19.7
Total	$153.2	$267.3	$276.1	$304.9	$—	$1,001.5

	Three Months Ended March 31, 2024
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$86.0	$157.6	$92.8	$122.1	$—	$458.5
Europe, Middle East, Africa and India	45.5	40.2	65.0	120.6	—	271.3
Asia-Pacific	24.3	52.1	72.3	45.1	(0.1)	193.7
Rest of the World	3.9	3.7	6.4	13.2	—	27.2
Total	$159.7	$253.6	$236.5	$301.0	$(0.1)	$950.7

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2025
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

	March 31, 2025	December 31, 2024
Cryo Tank Solutions	$550.5	$614.0
Heat Transfer Systems	661.5	669.7
Specialty Products	985.5	920.6
Repair, Service & Leasing	1,009.8	889.9
Total assets of reportable segments	3,207.3	3,094.2
Goodwill	2,950.2	2,899.9
Identifiable intangible assets, net	2,550.0	2,540.6
Corporate	605.8	589.2
Total	$9,313.3	$9,123.9

NOTE 3 — Revenue
Disaggregation of Revenue
The following tables represent a disaggregation of revenue by timing of revenue along with the reportable segment for each category:

	Three Months Ended March 31, 2025
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$57.4	$1.4	$42.6	$166.8	$—	$268.2
Over time	95.8	265.9	233.5	138.1	—	733.3
Total	$153.2	$267.3	$276.1	$304.9	$—	$1,001.5

	Three Months Ended March 31, 2024
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$101.1	$10.1	$69.0	$190.4	$—	$370.6
Over time	58.6	243.5	167.5	110.6	(0.1)	580.1
Total	$159.7	$253.6	$236.5	$301.0	$(0.1)	$950.7
Refer to Note 2, “Reportable Segments,” for a table of revenue by reportable segment disaggregated by geography.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2025
(Dollars and shares in millions, except per share amounts) – Continued

Contract Balances
The following table presents our contract assets and contract liabilities balances:

	March 31, 2025	December 31, 2024
Contract assets
Unbilled contract revenue	$834.0	$735.1

Contract liabilities
Customer advances and billings in excess of contract revenue	$325.4	$362.2
Revenue recognized for the three months ended March 31, 2025 and 2024, that was included in the contract liabilities balance at the beginning of the year was $155.1 and $137.5, respectively. The amount of revenue recognized during the three months ended March 31, 2025 from performance obligations satisfied or partially satisfied in previous periods as a result of changes in the estimates of variable consideration related to long-term contracts, was not significant.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, and excludes unexercised contract options and potential orders. As of March 31, 2025, the estimated revenue expected to be recognized in the future related to remaining performance obligations was $5,143.6. We expect to recognize revenue on approximately 55% of the remaining performance obligations over the next 12 months and the remaining over the next few years thereafter.
NOTE 4 — Inventories
The following table summarizes the components of inventory:

	March 31, 2025	December 31, 2024
Raw materials and supplies	$265.1	$264.3
Work in process	118.8	104.9
Finished goods	121.8	121.3
Total inventories, net	$505.7	$490.5
NOTE 5 — Leases
Lessee Accounting
We lease certain office spaces, warehouses, facilities, vehicles and equipment. Our leases have maturity dates ranging from April 2025 to September 2042.
We incurred $6.7 and $6.1 of rental expense under operating leases for the three months ended March 31, 2025 and 2024 and are included in selling, general and administrative expenses within our condensed consolidated statements of income and comprehensive income (loss). Payments related to short-term lease costs and taxes and variable service charges on leased properties were immaterial.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2025
(Dollars and shares in millions, except per share amounts) – Continued

The following table presents the lease balances within our condensed consolidated balance sheets, weighted average remaining lease term and weighted average discount rates related to our leases:

Lease Assets and Liabilities		March 31, 2025	December 31, 2024
Assets
Operating lease, net	Property, plant and equipment, net	$80.3	$78.6
Finance lease, net	Other assets	15.7	14.7
Total lease assets		$96.0	$93.3

Liabilities
Current:
Operating lease liabilities	Other current liabilities	$19.5	$19.6
Finance lease liabilities	Other current liabilities	3.0	2.5
Non-current:
Operating lease liabilities	Other long-term liabilities	62.4	60.5
Finance lease liabilities	Other long-term liabilities	13.5	12.9
Total lease liabilities		$98.4	$95.5

Weighted-average remaining lease terms
Operating leases		6.3 years	6.4 years
Finance leases		6.8 years	7.2 years
Weighted-average discount rate
Operating leases		7.1%	7.0%
Finance leases		6.7%	6.8%
We recorded net non-cash right-of-use assets in exchange for finance and operating lease liabilities of $1.5 and $2.9 for the three months ended March 31, 2025, respectively. We recorded net non-cash right-of-use assets in exchange for finance and operating lease liabilities of $1.4 and $3.6 for the three months ended March 31, 2024, respectively.
The following table summarizes future minimum lease payments for non-cancelable operating leases and for finance leases as of March 31, 2025:

	Finance	Operating
2025	$2.8	$18.4
2026	3.5	20.4
2027	3.3	15.4
2028	2.2	13.0
2029	1.8	9.7
Thereafter	7.4	25.4
Total future minimum lease payments	$21.0	$102.3
Less: Present value discount	4.5	20.4
Lease liability	$16.5	$81.9
Lessor Accounting
We lease equipment manufactured by Chart as sales-type and operating leases. As of March 31, 2025 and December 31, 2024, our short-term net investment in sales-type leases was $7.8 and $8.1, respectively, and is included in other current assets

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2025
(Dollars and shares in millions, except per share amounts) – Continued

in our condensed consolidated balance sheets. Our long-term net investment in sales-type leases was $30.3 and $31.7 as of March 31, 2025 and December 31, 2024, respectively, and is included in other assets in our condensed consolidated balance sheets.
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
The following table represents sales from sales-type and operating leases:

	Three Months Ended March 31,
	2025	2024
Sales-type leases	$19.3	$10.6
Operating leases	0.1	1.6
Total sales from leases	$19.4	$12.2
The following table represents scheduled payments for sales-type leases as of March 31, 2025:

2025	$4.5
2026	8.3
2027	8.2
2028	8.0
2029	8.0
Thereafter	26.8
Total	63.8
Less: Unearned income	25.7
Total	$38.1
The cost of equipment leased to others at March 31, 2025 and December 31, 2024, was not material.
NOTE 6 — Goodwill and Intangible Assets
Goodwill
The following table represents the changes in goodwill by segment:

	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Consolidated
Balance at December 31, 2024	$211.7	$477.1	$568.0	$1,643.1	$2,899.9
Foreign currency translation adjustments and other	4.9	1.5	3.7	40.2	50.3
Balance at March 31, 2025	$216.6	$478.6	$571.7	$1,683.3	$2,950.2

Accumulated goodwill impairment loss at December 31, 2024	$23.5	$49.3	$35.8	$20.4	$129.0
Accumulated goodwill impairment loss at March 31, 2025	$23.5	$49.3	$35.8	$20.4	$129.0

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2025
(Dollars and shares in millions, except per share amounts) – Continued

Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill) (1):

		March 31, 2025		December 31, 2024
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	4 to 18 years	$1,794.5	$(314.3)	$1,762.1	$(284.6)
Technology	5 to 18 years	504.8	(125.0)	493.6	(113.2)
Patents, backlog and other	2 to 10 years	138.3	(90.7)	134.8	(78.1)
Trademarks and trade names	5 to 23 years	2.6	(2.0)	2.5	(1.9)
Land use rights	50 years	10.1	(2.1)	10.1	(2.1)
Total finite-lived intangible assets		2,450.3	(534.1)	2,403.1	(479.9)
Indefinite-lived intangible assets:
Trademarks and trade names (2)		633.8	—	617.4	—
Total intangible assets		$3,084.1	$(534.1)	$3,020.5	$(479.9)
_______________
(1)Amounts include the impact of foreign currency translation. Fully amortized or impaired amounts are written off.
(2)Accumulated indefinite-lived intangible assets impairment loss was $16.0 at both March 31, 2025 and December 31, 2024.
Amortization expense for intangible assets subject to amortization was $46.5 and $47.9 for the three months ended March 31, 2025 and 2024, respectively.
NOTE 7 — Investments
Equity Method Investments
The following table presents the activity in equity method investments, which are classified within other assets:

Equity Method Investments
Balance at December 31, 2024	$94.0
Foreign currency translation adjustments and other	0.3
Balance at March 31, 2025	$94.3

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2025
(Dollars and shares in millions, except per share amounts) – Continued

Investments in Equity Securities
The following table presents the activity in investments in equity securities, which are classified within other assets:

	Investment in Equity Securities, Level 1	Investment in Equity Securities, Level 2	Investments in Equity Securities, All Others (1)	Investments Total
Balance at December 31, 2024	$1.5	$7.9	$105.2	$114.6
New investments	—	—	1.4	1.4
(Decrease) increase in fair value of investments in equity securities	(0.4)	(0.8)	1.2	—
Foreign currency translation adjustments and other	0.1	—	0.8	0.9
Balance at March 31, 2025	$1.2	$7.1	$108.6	$116.9
_______________
(1)Consists of investments in equity securities without a readily determinable fair value. Such investments are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer.
Co-Investment Agreement
We have a 25% interest in Hydrogen Technology & Energy Corporation (“HTEC”) which totaled $68.5 and $68.9 at March 31, 2025 and December 31, 2024, respectively. Our investment in HTEC is accounted for under the equity method of accounting. HTEC designs, builds, and operates hydrogen fuel supply solutions to support the deployment of hydrogen fuel cell electric vehicles.
On April 30, 2025, (the “Effective Date”), we entered into a Co-investment agreement (the “Co-Investment Agreement”) with certain affiliates of MSD Partners, L.P., (collectively, “BDT&MSD”), in connection with BDT&MSD’s purchase (the “Share Purchase”) of all of the shares of common stock of HTEC, owned by (and from) ISQ HTEC HoldCo Limited, (“ISQ”), pursuant to a Share Purchase Agreement by and among BDT&MSD, ISQ, Chart and HTEC (the “SPA”).
Following the consummation of the Share Purchase, which shall occur in the next several days, ISQ shall no longer own any equity interests in HTEC.
Pursuant to the Co-Investment Agreement, Chart and BDT&MSD have agreed to, among other terms, the following:
•In the following circumstances, BDT&MSD shall have the right to sell to Chart all (and not less than all) of the shares of HTEC common stock acquired by BDT&MSD from ISQ on the Effective Date and which are still held by BDT&MSD at such time (the “Put Option”):
i.the third anniversary of the Effective Date,
ii.the date Chart undergoes a change of control (subject to certain exceptions),
iii.the date upon which Chart, during the period from the Effective Date through the third anniversary of the Effective Date, has made certain distributions to its shareholders (including cash or other dividends, or via a spin-off transaction), in excess of $900.0,
iv.the date upon which our leverage ratio exceeds either 4.25x for three full consecutive calendar quarters or 6x.
v.the date of a bankruptcy or credit default event.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2025
(Dollars and shares in millions, except per share amounts) – Continued

•In the event that BDT&MSD exercises its Put Option, we shall pay to BDT&MSD an amount in cash equal to $323.0 or $51.20 per share (“Base Price”) in exchange for each relevant share of HTEC (the “BDT&MSD Put Option Consideration”); provided, however, that, upon the occurrence of the first triggering event that occurs on or after the third anniversary of the Effective Date (or if the first triggering event occurs prior thereto, but the closing of the Put Option has not been consummated prior to the third anniversary), the Base Price shall increase at the annualized rate of 11.25% until the closing of the Put Option.
•Conversely, at any time after the third anniversary of the Effective Date, Chart shall have the right to purchase from BDT&MSD up to an aggregate of 85% of the shares of HTEC common stock acquired by BDT&MSD from ISQ on the Effective Date and which are still held by BDT&MSD at such time (the “Call Option”). In the event that Chart exercises the Call Option, Chart shall pay to BDT&MSD an amount in cash in exchange for such common stock such that BDT&MSD shall realize the greater of (i) an internal rate of return of 12.75% and (ii) a multiple on BDT&MSD’s invested capital of 1.80x, in each case with respect to each share of HTEC common stock which is subject to the Call Option.
•The Co-Investment Agreement shall terminate automatically upon the consummation of an initial public offering by HTEC of its common stock.
In connection with the sale by ISQ of all of its equity interests in HTEC to BDT&MSD as further described above, the following agreements, each of which has been previously disclosed by us in our Annual Report on Form 10-K dated December 31, 2024, were terminated by all of the parties thereto as of the Effective Date: (i) that certain Co-Investment Agreement, dated as of September 7, 2021, by and between Chart and ISQ, and (ii) that certain Tri-Party Agreement, dated as of October 2, 2024, by and among Chart, HTEC, ISQ, Colin Armstrong and Cenco Innovations Ltd.
Accounting Treatment of Put and Call Options
We record the Put and Call Options (together “the Options”) at fair value and record any change in fair value through earnings at each reporting period. The fair value of the put option and call option under the Co-Investment Agreement, dated as of September 7, 2021 was not material on March 31, 2025 and December 31, 2024.
Hy24 (f/k/a FiveT Hydrogen Fund and Clean H2 Infra Fund)
On April 5, 2021, we were admitted as an anchor investor in Hy24 (the “Hydrogen Fund”). Hy24 is a joint venture between Ardian, a European investment house, and FiveT Hydrogen, an investment manager specialized purely on clean hydrogen investments. Our total investment to date is euro 16.2 million (equivalent to $17.5), making our unfunded commitment euro 33.8 million (equivalent to $36.5).

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2025
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 8 — Debt and Credit Arrangements
Summary of Outstanding Borrowings
The following table represents the components of our borrowings:

	March 31, 2025	December 31, 2024
Senior secured and senior unsecured notes:
Principal amount, senior secured notes due 2030	$1,457.0	$1,460.0
Principal amount, senior unsecured notes due 2031	510.0	510.0
Unamortized discount	(22.6)	(23.5)
Unamortized debt issuance costs	(27.6)	(28.8)
Senior secured and senior unsecured notes, net of unamortized discount and debt issuance costs	1,916.8	1,917.7

Senior secured revolving credit facilities and term loans:
Term loans due March 2030	1,581.0	1,581.0
Senior secured revolving credit facility due April 2029	290.4	205.0
Unamortized discount	(30.2)	(31.3)
Unamortized debt issuance costs	(31.1)	(32.3)
Senior secured revolving credit facility and term loan, net of unamortized discount and debt issuance costs	1,810.1	1,722.4

Other debt facilities	2.1	1.5

Total debt, net of unamortized debt issuance costs	3,729.0	3,641.6
Less: Current maturities	1.4	0.9
Long-term debt	$3,727.6	$3,640.7
Cash paid for interest during the three months ended March 31, 2025 and 2024 was $115.4 and $121.4, respectively.
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
Senior Secured Revolving Credit Facility and Term Loans
Senior Secured Revolving Credit Facility
Our fifth amended and restated credit agreement dated as of April 8, 2024, as amended (the “Credit Agreement”) provides for a senior secured revolving credit facility (the “SSRCF”). The SSRCF had a borrowing capacity of $1,250.0 and includes sub limits for letters of credit and swingline loans. At March 31, 2025, there were $290.4 in borrowings outstanding under the SSRCF bearing an interest rate of 6.0% (7.0% as of December 31, 2024) and $264.6 in letters of credit and bank guarantees outstanding supported by the SSRCF. As of March 31, 2025, we had unused borrowing capacity of $695.0.
A portion of borrowings outstanding under the SSRCF are denominated in euros (“EUR Revolver Borrowings”). EUR Revolver Borrowings outstanding were euro 78.0 million (equivalent to $84.4) at March 31, 2025 and euro 78.0 million (equivalent to $81.0) at December 31, 2024.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2025
(Dollars and shares in millions, except per share amounts) – Continued

Significant financial covenants for the SSRCF include financial maintenance covenants that (i) require the ratio of the amount of Chart and its subsidiaries’ consolidated total net indebtedness to consolidated EBITDA to be less than the Maximum Total Net Leverage Ratio Levels and (ii) require the ratio of the amount of Chart and its subsidiaries’ consolidated EBITDA to consolidated cash interest expense to be greater than the Minimum Interest Coverage Ratio Levels. The SSRCF includes a number of other customary covenants. At March 31, 2025, we were in compliance with all covenants.
Term Loans
Chart has term loans in the aggregate principal amount of $1,581.0 under the Credit Agreement, which mature on March 18, 2030 (“term loans due March 2030”). As of March 31, 2025, the term loans due March 2030 bore an interest rate of 6.8% (7.1% as of December 31, 2024). The effective interest rate on the term loans due March 2030 is 9.1% after accounting for original issue discount and debt issuance costs.
Significant financial covenants and customary events of default for the term loans due March 2030 are substantially identical to those in the SSRCF.
Other Debt Facilities
We have local credit facilities to meet local working capital demands, fund letters of credit and bank guarantees, and support other short-term cash requirements. The facilities generally have variable interest rates and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. As of March 31, 2025 we had additional capacity of U.S. dollar equivalent $56.2.
Certain of our other debt facilities allow us to request bank guarantees and letters of credit. None of these facilities allow revolving credit borrowings. We have letters of credit and bank guarantees outside of our Credit Agreement that totaled U.S. dollar equivalent $261.3 and $173.8 as of March 31, 2025 and December 31, 2024, respectively.
Fair Value Disclosures
The following table summarizes the carrying values and fair values of our actively quoted debt instruments (1):

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loans due March 2030	$1,519.7	$1,582.0	$1,517.4	$1,589.9
Senior secured notes due 2030	1,424.1	1,516.1	1,425.6	1,517.9
Senior unsecured notes due 2031	492.6	545.0	492.2	546.9
_______________
(1)The debt instruments noted above are actively quoted instruments and, accordingly, their fair values were determined using Level 1 inputs.
The carrying amounts of borrowings outstanding on our senior secured revolving credit facility approximate fair value, as interest rates are variable and reflective of market rates (categorized as Level 2 of the fair value hierarchy).
NOTE 9 — Shareholders' Equity
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
Dividends. Dividends on the Mandatory Convertible Preferred Stock will be payable on a cumulative basis when, as and if declared at an annual rate of 6.75% on the liquidation value of $1,000 per share. Chart may pay declared dividends in cash or, subject to certain limitations, in shares of common stock, or in any combination of cash and shares of common stock on March 15, June 15, September 15 and December 15 of each year, commencing on March 15, 2023 and ending on, and

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2025
(Dollars and shares in millions, except per share amounts) – Continued

including, December 15, 2025. We declared and paid $6.8 in dividends for both the three months ended March 31, 2025 and 2024. These dividends were treated as a reduction to income attributable to common shareholders in the computation of earnings per share.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2025
(Dollars and shares in millions, except per share amounts) – Continued

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
NOTE 10 — Derivative Financial Instruments
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2025
(Dollars and shares in millions, except per share amounts) – Continued

The following table represents the fair value of our asset and liability derivatives:

	March 31, 2025
	Notional Amount	Fair Value Other Current Assets	Fair Value Other Assets	Fair Value Other Current Liabilities	Fair Value Other Long-Term Liabilities
Derivatives designated as net investment hedge
Foreign Exchange Collar Contracts (1)	$316.1	$—	$—	$—	$7.7

Derivatives not designated as hedges
Foreign Currency Contracts	$483.1	$4.8	$0.1	$2.0	$—

	December 31, 2024
	Notional Amount	Fair Value Other Current Assets	Fair Value Other Assets	Fair Value Other Current Liabilities	Fair Value Other Long-Term Liabilities
Derivatives designated as net investment hedge
Foreign Exchange Collar Contracts (1)	$307.5	$—	$—	$—	$4.4

Derivatives not designated as hedges
Foreign Currency Contracts	$603.3	$3.2	$0.2	$9.7	$0.1
_________
(1)Represents foreign exchange swaps and foreign exchange options.
The effect of derivative instruments, both designated and not designated in hedging relationships, on the condensed consolidated statements of income and comprehensive income (loss) was not material for the periods ended March 31, 2025 and December 31, 2024.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2025
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 11 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive (loss) income are as follows:

	Foreign currency translation adjustments (1)	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at December 31, 2024	$(153.6)	$(1.5)	$(155.1)
Other comprehensive income before reclassifications, net of taxes	122.5	—	122.5
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	0.3	0.3
Net current-period other comprehensive income, net of taxes	122.5	0.3	122.8
Balance at March 31, 2025	$(31.1)	$(1.2)	$(32.3)

	Foreign currency translation adjustments (1)	Pension liability adjustments, net of taxes	Accumulated other comprehensive income (loss)
Balance at December 31, 2023	$13.2	$(2.4)	$10.8
Other comprehensive loss before reclassifications, net of taxes	(55.6)	—	(55.6)
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes	—	(0.1)	(0.1)
Net current-period other comprehensive loss, net of taxes	(55.6)	(0.1)	(55.7)
Balance at March 31, 2024	$(42.4)	$(2.5)	$(44.9)
_______________
(1)Foreign currency translation adjustments includes translation adjustments and net investment hedge, net of taxes. See Note 10, “Derivative Financial Instruments,” for further information related to the net investment hedge.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2025
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 12 — Earnings Per Share
The following table represents calculations of net earnings per share of common stock:

	Three Months Ended March 31,
	2025	2024
Amounts attributable to Chart common shareholders
Income from continuing operations	$51.5	$13.5
Less: Mandatory convertible preferred stock dividend requirement	6.8	6.8
Income from continuing operations attributable to Chart	44.7	6.7
Loss from discontinued operations, net of tax	(2.0)	(2.2)
Net income attributable to Chart common shareholders	42.7	4.5
Earnings per common share – basic:
Income from continuing operations	$0.99	$0.16
Loss from discontinued operations	(0.04)	(0.05)
Net income attributable to Chart Industries, Inc.	$0.95	$0.11

Earnings per common share – diluted:
Income from continuing operations	$0.99	$0.14
Loss from discontinued operations	(0.05)	(0.04)
Net income attributable to Chart Industries, Inc.	$0.94	$0.10

Weighted average number of common shares outstanding – basic	44.93	42.03
Incremental shares issuable upon assumed conversion and exercise of share-based awards	0.27	0.17
Incremental shares issuable due to dilutive effect of convertible notes	—	2.48
Incremental shares issuable due to dilutive effect of the warrants	—	2.05
Weighted average number of common shares outstanding – diluted	45.20	46.73
Diluted earnings per share does not reflect the following cumulative preferred stock dividends and potential common shares as the effect would be anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Numerator
Mandatory convertible preferred stock dividend requirement (1)	$6.8	$6.8
Denominator
Anti-dilutive shares, Share-based awards	0.07	0.18
Anti-dilutive shares, Mandatory convertible preferred stock (1)	2.84	3.02
Total anti-dilutive securities	2.91	3.20
 _______________
(1)We calculate the basic and diluted earnings per share based on net income, which approximates income available to common shareholders for each period. Earnings per share is calculated using the two-class method, which is an earnings allocation formula that determines the earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Series B Mandatory Convertible Preferred Stock are participating securities. Undistributed earnings are not allocated to the participating securities because the participation features are discretionary. Net losses are not allocated to the Series B Mandatory

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2025
(Dollars and shares in millions, except per share amounts) – Continued

Convertible Preferred Stock, as it does not have a contractual obligation to share in the losses of Chart. Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing net income available to common shareholders by the sum of the weighted average number of common shares outstanding and any dilutive non-participating securities for the period.
NOTE 13 — Income Taxes
Income tax expense relating to continuing operations of $17.6 and $8.8 for the three months ended March 31, 2025 and 2024, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 24.5% and 34.0%, respectively.
The effective income tax rate of 24.5% for the three months ended March 31, 2025 differed from the U.S. federal statutory rate of 21% primarily due to income earned by certain of our foreign entities being taxed at higher rates than the U.S. federal statutory rate, withholding taxes on foreign earnings not permanently reinvested offset by the release of valuation allowances, the U.S. impact of foreign operations and research and development credits.
The effective income tax rates of 34.0% for the three months ended March 31, 2024 differed from the U.S. federal statutory rate of 21% primarily due to income earned by certain of our foreign entities being taxed at higher rates than the U.S. federal statutory rate, withholding taxes on foreign earnings not permanently reinvested and the build of valuation allowances offset by research and development credits.
NOTE 14 — Share-based Compensation
During the three months ended March 31, 2025, we granted 0.05 stock options, 0.05 restricted stock units and 0.03 performance units. The total fair value of awards granted to employees during the three months ended March 31, 2025 was $20.1. In addition, our non-employee directors received stock awards with a total fair value of $0.4.
Stock options generally have a four-year graded vesting period. Restricted stock and restricted stock units generally vest ratably over a three-year period. Performance units generally vest at the end of a three-year performance period based on the attainment of certain pre-determined performance condition targets. During the three months ended March 31, 2025, 0.04 restricted stock and restricted stock units vested, and 0.01 performance units vested.
Share-based compensation expense was $6.2 and $6.0 for the three months ended March 31, 2025 and 2024, respectively. Share-based compensation expense is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of income and comprehensive income (loss). As of March 31, 2025, total share-based compensation of $32.5 is expected to be recognized over the weighted-average period of approximately 2.35 years.
NOTE 15 — Commitments and Contingencies
Environmental
We are subject to federal, state, local, and foreign environmental laws and regulations concerning, among other matters, waste water effluents, air emissions, and handling and disposal of hazardous materials, such as cleaning fluids. We are involved with environmental compliance, investigation, monitoring, and remediation activities at certain of our owned and formerly owned manufacturing facilities, and, except for these continuing remediation efforts, believe we are currently in substantial compliance with all known environmental regulations. Undiscounted accrued reserves at both March 31, 2025 and December 31, 2024 were not material.
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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our results of operations and financial condition should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements. Actual results may differ materially from those discussed below. See “Forward-Looking Statements” at the end of this discussion and Item 1A. “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with this discussion.
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
Macroeconomic Impacts
Geopolitical instability continues to create uncertainty in the global economy, including the current conflict between Russia and Ukraine and the related sanctions imposed by countries against Russia, along with the heightened tensions between the United States and China. Unrest in the Middle East may impact our business and operations and strain global supply chains. Moreover, a substantial amount of uncertainty exists regarding the impact of international monetary and trade policies on our business and markets, including possible continued volatility in interest rates and inflation, as well as the unknown impact of recent or threatened changes to U.S. governmental trade policies, including the introduction of global tariffs on all U.S. trading partners, as well as the possible impact of any retaliatory tariffs on products from the United States. Additionally, geopolitical uncertainty regarding energy policies may affect the timing of certain projects. We are unable to predict the impact these actions will have on the global economy or on our business, financial condition and results of operations. These events did not have a material adverse effect on our reported results for the first quarter of 2025. We continue to actively monitor the impact of these macroeconomic developments on our results of operations for the remainder of 2025 and beyond.
Environmental, Social, Governance
Chart is proud to be at the forefront of the energy transition as a leading provider of technology, equipment and services related to LNG, hydrogen & helium, biogas, carbon capture and water treatment, among other applications. We also have a unique offering for the Nexus of Clean™ – clean power, clean water, clean food and clean industrials. Reporting our ESG performance is one of the ways we demonstrate accountability and transparency to our team members, suppliers, customers, shareholders and communities. Further information can be found in our Annual Sustainability report which we released in April 2025.
First Quarter 2025 Highlights
We had consolidated orders of $1,315.6 million for the three months ended March 31, 2025 compared to $1,121.6 million for the three months ended March 31, 2024. The increase in orders versus the three months ended March 31, 2024 was largely driven by higher orders in our Repair, Service & Leasing and Cryo Tank Solutions segments. Our ending total backlog was $5,143.6 million as of March 31, 2025 compared to $4,331.1 million as of March 31, 2024.
Consolidated sales were $1,001.5 million in the three months ended March 31, 2025 compared to $950.7 million in the three months ended March 31, 2024. Compared to the first quarter of 2024, sales were up 5.3% driven by increases in our Heat Transfer Systems, Specialty Products and Repair, Service & Leasing segments. Sales were negatively impacted 1.3% from foreign currency fluctuations versus the first quarter of 2024. Consolidated gross profit margin for the three months ended March 31, 2025 of 33.9% increased from 31.8% for the three months ended March 31, 2024. This increase from the three months ended March 31, 2024 was primarily driven by improved margins in our Cryo Tank Solutions, Heat Transfer Systems and Specialty Products segments.

Consolidated Results for the Three Months Ended March 31, 2025 and 2024, and December 31, 2024
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the three months ended March 31, 2025 and 2024 and December 31, 2024 (dollars in millions).
Selected Financial Information

	Three Months Ended			Current Quarter vs. Prior Year Same Quarter		Current Quarter vs. Prior Sequential Quarter
	March 31, 2025	March 31, 2024	December 31, 2024	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Sales
Cryo Tank Solutions	$153.2	$159.7	$150.2	$(6.5)	(4.1)%	$3.0	2.0%
Heat Transfer Systems	267.3	253.6	288.8	13.7	5.4%	(21.5)	(7.4)%
Specialty Products	276.1	236.5	316.9	39.6	16.7%	(40.8)	(12.9)%
Repair, Service & Leasing	304.9	301.0	350.7	3.9	1.3%	(45.8)	(13.1)%
Intersegment eliminations	—	(0.1)	0.2	0.1	(100.0)%	(0.2)	(100.0)%
Consolidated	$1,001.5	$950.7	$1,106.8	$50.8	5.3%	$(105.3)	(9.5)%

Gross Profit
Cryo Tank Solutions	$37.2	$32.8	$36.6	$4.4	13.4%	$0.6	1.6%
Heat Transfer Systems	82.6	70.1	91.7	12.5	17.8%	(9.1)	(9.9)%
Specialty Products	83.7	58.9	86.8	24.8	42.1%	(3.1)	(3.6)%
Repair, Service & Leasing	136.3	140.5	157.2	(4.2)	(3.0)%	(20.9)	(13.3)%
Consolidated	$339.8	$302.3	$372.3	$37.5	12.4%	$(32.5)	(8.7)%

Gross Profit Margin
Cryo Tank Solutions	24.3%	20.5%	24.4%
Heat Transfer Systems	30.9%	27.6%	31.8%
Specialty Products	30.3%	24.9%	27.4%
Repair, Service & Leasing	44.7%	46.7%	44.8%
Consolidated	33.9%	31.8%	33.6%

SG&A Expenses
Cryo Tank Solutions	$17.7	$16.9	$13.4	$0.8	4.7%	$4.3	32.1%
Heat Transfer Systems	10.8	13.9	10.9	(3.1)	(22.3)%	(0.1)	(0.9)%
Specialty Products	30.4	28.7	28.9	1.7	5.9%	1.5	5.2%
Repair, Service & Leasing	38.9	39.5	35.8	(0.6)	(1.5)%	3.1	8.7%
Corporate	43.2	42.5	45.0	0.7	1.6%	(1.8)	(4.0)%
Consolidated	$141.0	$141.5	$134.0	$(0.5)	(0.4)%	$7.0	5.2%

SG&A Expenses (% of Sales)
Cryo Tank Solutions	11.6%	10.6%	8.9%
Heat Transfer Systems	4.0%	5.5%	3.8%
Specialty Products	11.0%	12.1%	9.1%
Repair, Service & Leasing	12.8%	13.1%	10.2%
Consolidated	14.1%	14.9%	12.1%

	Three Months Ended			Current Quarter vs. Prior Year Same Quarter		Current Quarter vs. Prior Sequential Quarter
	March 31, 2025	March 31, 2024	December 31, 2024	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Operating Income (Loss)
Cryo Tank Solutions	$17.6	$14.0	$21.1	$3.6	25.7%	$(3.5)	(16.6)%
Heat Transfer Systems	66.9	51.2	75.7	15.7	30.7%	(8.8)	(11.6)%
Specialty Products	48.3	25.1	51.1	23.2	92.4%	(2.8)	(5.5)%
Repair, Service & Leasing	62.7	65.1	85.4	(2.4)	(3.7)%	(22.7)	(26.6)%
Corporate	(43.2)	(42.5)	(45.0)	(0.7)	1.6%	1.8	(4.0)%
Consolidated	$152.3	$112.9	$188.3	$39.4	34.9%	$(36.0)	(19.1)%

Operating Margin
Cryo Tank Solutions	11.5%	8.8%	14.0%
Heat Transfer Systems	25.0%	20.2%	26.2%
Specialty Products	17.5%	10.6%	16.1%
Repair, Service & Leasing	20.6%	21.6%	24.4%
Consolidated	15.2%	11.9%	17.0%
Results of Operations for the Three Months Ended March 31, 2025 and 2024
Sales for the first quarter of 2025 compared to the same quarter in 2024 increased by $50.8 million, from $950.7 million to $1,001.5 million, or 5.3%. The increase compared to the first quarter in 2024 was primarily driven by increased sales in our Specialty Products and Heat Transfer Systems segments. Sales were negatively impacted 1.3% from foreign currency fluctuations versus the first quarter of 2024.
Gross profit was $339.8 million for the first quarter of 2025, an increase of $37.5 million, or 12.4%, compared to $302.3 million for the same quarter in 2024. Gross profit margin of 33.9% for the first quarter of 2025 was an increase of 210 basis points from 31.8% in the first quarter of 2024. The gross profit margin increases versus the first quarter of 2024 were driven by improved margins in our Cryo Tank Solutions, Heat Transfer Systems and Specialty Products segments while Repair, Service & Leasing segment margins were down as we sold fewer specific high margin products and field service work in the first quarter 2025 as compared to the first quarter of 2024.
Consolidated selling, general and administrative (“SG&A”) expenses decreased by $0.5 million or 0.4% during the first quarter of 2025 compared to the same quarter in 2024.
Amortization expense decreased by $1.4 million to $46.5 million for the first quarter of 2025, compared to $47.9 million for the same quarter of 2024.

Interest Expense, Net
The following table presents the components of interest expense, net (dollars in millions):

	Three Months Ended March 31,
	2025	2024
Interest expense term loans due March 2030	$26.9	$35.8
Interest expense senior secured notes due 2030	26.7	26.8
Interest expense senior unsecured notes due 2031	11.8	11.8
Interest expense senior secured revolving credit facility due April 2029	7.3	6.9
Interest expense convertible notes due November 2024	—	0.9
Financing costs amortization	4.8	4.7
Interest income	(1.2)	(2.2)
Capitalized interest	(0.1)	(2.0)
Other	0.9	1.1
Interest expense, net	$77.1	$83.8
Interest expense, net decreased by $6.7 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, which was mainly driven by lower interest rate margins and lower overall debt outstanding relative to our term loans due March 2030 in the first quarter of 2025 compared to the first quarter of 2024.
Financing costs amortization was $4.8 million and $4.7 million for the three months ended March 31, 2025 and 2024, respectively.
Income Tax Expense
Income tax expense of $17.6 million and $8.8 million for the three months ended March 31, 2025 and 2024, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of 24.5% and 34.0%, respectively. The effective income tax rate of 24.5% for the three months ended March 31, 2025 differed from the U.S. federal statutory rate of 21% primarily due to income earned by certain of our foreign entities being taxed at higher rates than the U.S. federal statutory rate, withholding taxes on foreign earnings not permanently reinvested offset by the release of valuation allowances, the U.S. impact of foreign operations and research and development credits.
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
Net Income Attributable to Chart Industries, Inc. from Continuing Operations
As a result of the foregoing, net income attributable to Chart Industries, Inc. from continuing operations for the three months ended March 31, 2025 and 2024 was $51.5 million and $13.5 million, respectively.
Segment Results
Our reportable and operating segments include: Cryo Tank Solutions, Heat Transfer Systems, Specialty Products and Repair, Service & Leasing. Corporate includes certain unallocated operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, risk management and share-based compensation expenses. Corporate support functions are not allocated to the segments. For further information, refer to Note 2, “Reportable Segments” of our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report. The following tables include key metrics used to evaluate our business and measure our performance and represent selected financial data for our operating segments for the three months ended March 31, 2025 and 2024 (dollars in millions):

Cryo Tank Solutions — Results of Operations for the Three Months Ended March 31, 2025 and 2024

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	March 31, 2025	March 31, 2024	Variance ($)	Variance (%)
Sales	$153.2	$159.7	$(6.5)	(4.1)%
Gross Profit	37.2	32.8	4.4	13.4%
Gross Profit Margin	24.3%	20.5%
SG&A Expenses	$17.7	$16.9	$0.8	4.7%
SG&A Expenses (% of Sales)	11.6%	10.6%
Operating Income	$17.6	$14.0	$3.6	25.7%
Operating Margin	11.5%	8.8%
For the first quarter of 2025, Cryo Tank Solutions segment net sales decreased by $6.5 million as compared to the same quarter in 2024 primarily driven by lower industrial gas sales within the United States. Sales were negatively impacted 1.4% by foreign currency fluctuations.
During the first quarter of 2025, Cryo Tank Solutions segment gross profit increased by $4.4 million as compared to the same quarter in 2024, and gross profit margin increased by 380 basis points. The increase in gross profit and gross profit margin was driven by improved product mix and productivity.
Cryo Tank Solutions segment SG&A expenses increased by $0.8 million during the first quarter of 2025 as compared to the same quarter in 2024
Heat Transfer Systems — Results of Operations for the Three Months Ended March 31, 2025 and 2024

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	March 31, 2025	March 31, 2024	Variance ($)	Variance (%)
Sales	$267.3	$253.6	$13.7	5.4%
Gross Profit	82.6	70.1	12.5	17.8%
Gross Profit Margin	30.9%	27.6%
SG&A Expenses	$10.8	$13.9	$(3.1)	(22.3)%
SG&A Expenses (% of Sales)	4.0%	5.5%
Operating Income	$66.9	$51.2	$15.7	30.7%
Operating Margin	25.0%	20.2%
For the first quarter of 2025, Heat Transfer Systems segment sales increased by $13.7 million as compared to the same quarter in 2024. This increase was driven by continued execution of our backlog, primarily in LNG projects. Sales were negatively impacted 0.4% by foreign currency fluctuations.
During the first quarter of 2025, Heat Transfer Systems segment gross profit increased by $12.5 million as compared to the same quarter in 2024, and gross profit margin increased by 330 basis points. The increase in gross profit and gross profit margin is largely due to the increase in sales volume along with better productivity and project mix.
Heat Transfer Systems segment SG&A expenses decreased by $3.1 million during the first quarter of 2025 as compared to the same quarter in 2024.

Specialty Products — Results of Operations for the Three Months Ended March 31, 2025 and 2024

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	March 31, 2025	March 31, 2024	Variance ($)	Variance (%)
Sales	$276.1	$236.5	$39.6	16.7%
Gross Profit	83.7	58.9	24.8	42.1%
Gross Profit Margin	30.3%	24.9%
SG&A Expenses	$30.4	$28.7	$1.7	5.9%
SG&A Expenses (% of Sales)	11.0%	12.1%
Operating Income	$48.3	$25.1	$23.2	92.4%
Operating Margin	17.5%	10.6%
Specialty Products segment sales increased by $39.6 million during the first quarter of 2025 as compared to the same quarter in 2024. The increase in Specialty Products segment sales was driven by increased sales in hydrogen and water treatment projects among other end markets. Sales were negatively impacted 1.5% by foreign currency fluctuations.
Specialty Products segment gross profit increased by $24.8 million during the first quarter of 2025 as compared to the same quarter in 2024 largely due to the higher sales volume, while gross profit margin increased by 540 basis points primarily due to improved margin on hydrogen and infrastructure projects and the benefit of increased efficiencies, on a year over year basis, at our start up Theodore, Alabama facility.
Specialty Products segment SG&A expenses increased by $1.7 million during the first quarter of 2025 as compared to the same quarter in 2024.
Repair, Service & Leasing — Results of Operations for the Three Months Ended March 31, 2025 and 2024

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	March 31, 2025	March 31, 2024	Variance ($)	Variance (%)
Sales	$304.9	$301.0	$3.9	1.3%
Gross Profit	136.3	140.5	(4.2)	(3.0)%
Gross Profit Margin	44.7%	46.7%
SG&A Expenses	$38.9	$39.5	$(0.6)	(1.5)%
SG&A Expenses (% of Sales)	12.8%	13.1%
Operating Income	$62.7	$65.1	$(2.4)	(3.7)%
Operating Margin	20.6%	21.6%
For the first quarter of 2025, Repair, Service & Leasing segment sales increased by $3.9 million as compared to the same quarter in 2024. The increase was primarily driven by increased sales on retrofit projects offset by lower sales of spare equipment. Sales were negatively impacted 1.8% by foreign currency fluctuations.
During the first quarter of 2025, Repair, Service & Leasing segment gross profit decreased by $4.2 million as compared to the same quarter in 2024, and gross profit margin decreased by 200 basis points. The decrease in gross profit margin was driven by a lower mix of spare equipment sales.
Repair, Service & Leasing segment SG&A expenses during the first quarter of 2025 decreased by $0.6 compared to the first quarter 2024.
Corporate
Corporate SG&A expenses increased by $0.7 million during the first quarter of 2025 as compared to the same quarter in 2024.

Liquidity and Capital Resources
Debt Instruments and Related Covenants
Our debt instruments and related covenants are described in Note 10, “Debt and Credit Arrangements” to the consolidated financial statements in our 2024 Annual Report on Form 10-K and Note 8, “Debt and Credit Arrangements” to our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report.
Sources and Uses of Cash
The discussion of sources and uses of cash that follows is presented on a consolidated basis. Our cash, cash equivalents, restricted cash, and restricted cash equivalents totaled $298.0 million at March 31, 2025, a decrease of $12.5 million from the balance at December 31, 2024. Our foreign subsidiaries held cash of $266.0 million and $281.6 million, at March 31, 2025, and December 31, 2024, respectively. No material restrictions exist to accessing cash held by our foreign subsidiaries. Cash equivalents are primarily invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations, and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization, and in the case of cash equivalents in China, obligations of local banks. We believe that our existing cash and cash equivalents, funds available under our senior secured revolving credit facility due April 2029 or other financing alternatives, and cash provided by operations will be sufficient to meet our normal working capital needs, capital expenditures, debt repayments and investments for the foreseeable future.
Cash used in operating activities was $60.0 million for the three months ended March 31, 2025 as compared to cash used in operating activities of $95.1 million for the three months ended March 31, 2024. The improvement in cash used in operating activities was primarily due to stronger operating performance in the current period.
Cash used in investing activities was $21.1 million and $51.8 million for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, we used $20.1 million for capital expenditures and $1.4 million mainly for investments in Hy24. During the three months ended March 31, 2024, we used $46.1 million for capital expenditures and $6.0 million mainly for investments in Hy24.
Cash provided by financing activities was $65.7 million and $143.9 million for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, we borrowed $746.2 million and repaid $666.6 million in borrowings on our revolving credit facility and paid $6.8 million of dividends on our mandatory convertible preferred stock. During the three months ended March 31, 2024, we borrowed $634.2 million and repaid $479.3 million in borrowings on our revolving credit facility and paid $6.8 million of dividends on our mandatory convertible preferred stock.
Cash Requirements
We do not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2025. Management anticipates we will be able to satisfy cash requirements for our ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities.
In our Annual Report on Form 10-K dated December 31, 2024, we shared that we signed a letter of intent with a new counterparty to replace our HTEC put option that could have been exercised by I Squared Capital on or after May 1, 2025. The new agreement was executed on April 30, 2025. Based on the put option triggers in the new co-investment agreement (which are substantially similar to the previous co-investment agreement), we do not expect any balance sheet or cash impact with respect to such option prior to 2028. Further information is located in Note 7, “Investments” to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, that we have not recognized as revenue and excludes unexercised contract options and potential orders. Our backlog as of March 31, 2025 was $5,143.6 million, compared to $4,331.1 million as of March 31, 2024.

The tables below represent orders received and backlog by segment for the periods indicated (dollars in millions):

	Three Months Ended
	March 31, 2025	March 31, 2024	December 31, 2024
Orders
Cryo Tank Solutions	$152.6	$159.3	$138.5
Heat Transfer Systems	220.7	237.3	536.1
Specialty Products	487.7	391.3	509.3
Repair, Service & Leasing	454.6	333.9	369.2
Intersegment eliminations	—	(0.2)	—
Consolidated	$1,315.6	$1,121.6	$1,553.1

	As of
	March 31, 2025	March 31, 2024	December 31, 2024
Backlog
Cryo Tank Solutions	$318.7	$367.5	$290.3
Heat Transfer Systems	2,042.2	1,685.9	2,097.4
Specialty Products	2,057.4	1,678.2	1,888.1
Repair, Service & Leasing	725.3	611.3	577.1
Intersegment eliminations	—	(11.8)	(7.8)
Consolidated	$5,143.6	$4,331.1	$4,845.1
Cryo Tank Solutions segment orders for the three months ended March 31, 2025 were $152.6 million compared to $159.3 million for the three months ended March 31, 2024. The decrease in Cryo Tank Solutions segment orders during the three months ended March 31, 2025 when compared to the same quarter last year and the fourth quarter of 2024 was primarily driven lower orders in Europe and China. Cryo Tank Solutions segment backlog at March 31, 2025 totaled $318.7 million compared to $367.5 million as of March 31, 2024.
Heat Transfer Systems segment orders for the three months ended March 31, 2025 were $220.7 million compared to $237.3 million for the three months ended March 31, 2024. The decrease in orders from the three months ended March 31, 2024 was mainly driven by lower sales in traditional energies offset by higher sales in LNG. Heat Transfer Systems segment backlog at March 31, 2025 totaled $2,042.2 million, as compared to $1,685.9 million as of March 31, 2024 mainly as a result of large orders volumes during the fourth quarter of 2024.
Specialty Products segment orders for the three months ended March 31, 2025 were $487.7 million compared to $391.3 million for the three months ended March 31, 2024. The increase in Specialty Products segment orders during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was driven by orders in HLNG vehicles, space, carbon capture, marine projects and nuclear partially offset by lower hydrogen orders. Specialty Products segment backlog totaled $2,057.4 million as of March 31, 2025, compared to $1,678.2 million as of March 31, 2024.
Repair, Service & Leasing segment orders for the three months ended March 31, 2025 were $454.6 million compared to $333.9 million for the three months ended March 31, 2024. The increase in orders for the three months ended March 31, 2025 versus the first quarter of 2024 was due to increased orders for retrofit projects. Repair, Service & Leasing segment backlog totaled $725.3 million as of March 31, 2025, compared to $611.3 million as of March 31, 2024.
Critical Accounting Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. A summary of areas where we apply critical judgment can be found in our Annual Report on Form 10-K for the year ended December 31, 2024. In particular, judgment is used in areas such as goodwill, indefinite-lived intangible assets, business combinations, revenue from contracts with customers and income taxes. There have been no significant changes to our critical accounting estimates since December 31, 2024.

Forward-Looking Statements
We are making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Annual Report includes “forward-looking statements.” These forward-looking statements include statements relating to our business, including statements regarding completed acquisitions and investments and related accretion or statements with respect to the use of proceeds or redeployment of capital from recent divestitures, as well statements regarding sales outlooks, revenues, cost and commercial synergies and efficiency savings, objectives, future orders, margins, segment sales mix, earnings or performance, liquidity and cash flow, repayment or settlement of maturing debt, inventory levels, capital expenditures, supply chain challenges, inflationary pressures including materials costs and pricing increases, business trends, clean energy market opportunities including addressable market and projected industry-wide investments, carbon and greenhouse gas (“GHG”) emission targets, governmental initiatives, including recently enacted U.S. tariffs and other trade policies, changes in governmental policies, executive orders and other information that is not historical in nature. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “outlook,” “guidance,” “target,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations, liquidity, debt repayment, cash flow, orders, results of operations, projected revenues, margins, capital expenditures, industry and business, trends, clean energy and other new market or expansion opportunities, cost and commercial synergies and savings objectives, and government initiatives, including uncertainties with respect to trade policies and tariffs, among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements.
The risk factors discussed in Item 1A. “Risk Factors” and the factors discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2024, among others, could affect our future performance and liquidity and value of our securities and could cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. These factors should not be construed as exhaustive and there may also be other risks that we are unable to predict at this time.
All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as the same may be updated from time to time. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the filing date of this document or to reflect the occurrence of unanticipated events, except as otherwise required by law.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2024. As of March 31, 2025, there has been no material change in this information.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to our management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A. “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2025	14,799	$195.62	—	$—
February 1 – 28, 2025	5,450	183.28	—	—
March 1 – 31, 2025	—	—	—	—
Total	20,249	192.30	—	$—
_______________
(1)Includes shares of common stock surrendered to us during the first quarter of 2025 by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $3,893,883. The total number of shares repurchased represents the net shares issued to satisfy tax withholding. All such repurchased shares were subsequently retired during the three months ended March 31, 2025.
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
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such items are defined in Item 408 of Regulation S-K), nor do any of the directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) currently maintain any such arrangements.

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

Chart Industries, Inc.
(Registrant)

Date:	May 1, 2025	By:	/s/ Jillian C. Evanko
Jillian C. Evanko
Chief Executive Officer, President and a Director
(Principal Executive Officer)

Date:	May 1, 2025	By:	/s/ Joseph R. Brinkman
Joseph R. Brinkman
Vice President and Chief Financial Officer
(Principal Financial Officer)