Form 10-Q
period 2025-06-30
CHART INDUSTRIES INC
filed 2025-07-29
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of July 26, 2025, there were 44,945,406 outstanding shares of the Company’s common stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in millions, except per share amounts)

	June 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$342.3	$308.6
Accounts receivable, net	764.7	752.3
Inventories, net	498.7	490.5
Unbilled contract revenue	965.8	735.1
Prepaid expenses	139.9	108.6
Other current assets	74.9	70.3
Total Current Assets	2,786.3	2,465.4
Property, plant, and equipment, net	906.9	864.2
Goodwill	3,066.6	2,899.9
Identifiable intangible assets, net	2,617.0	2,540.6
Other assets	342.2	353.8
TOTAL ASSETS	$9,719.0	$9,123.9

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,183.4	$1,058.9
Customer advances and billings in excess of contract revenue	336.2	362.2
Accrued interest	107.7	110.4
Other current liabilities	173.5	258.3
Total Current Liabilities	1,800.8	1,789.8
Long-term debt	3,667.2	3,640.7
Deferred tax liabilities	548.2	544.9
Other long-term liabilities	188.9	153.3
Total Liabilities	6,205.1	6,128.7

Equity
Preferred stock, par value $0.01 per share, $1,000 aggregate liquidation preference — 10,000,000 shares authorized, 402,500 shares issued and outstanding at both June 30, 2025 and December 31, 2024	—	—
Common stock, par value $0.01 per share — 150,000,000 shares authorized, 45,704,396 and 45,657,062 shares issued at June 30, 2025 and December 31, 2024, respectively	0.5	0.5
Additional paid-in capital	1,896.1	1,889.3
Treasury stock; 760,782 shares at both June 30, 2025 and December 31, 2024	(19.3)	(19.3)
Retained earnings	1,225.3	1,113.4
Accumulated other comprehensive income (loss)	249.6	(155.1)
Total Chart Industries, Inc. Shareholders’ Equity	3,352.2	2,828.8
Noncontrolling interests	161.7	166.4
Total Equity	3,513.9	2,995.2
TOTAL LIABILITIES AND EQUITY	$9,719.0	$9,123.9
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales	$1,082.3	$1,040.3	$2,083.8	$1,991.0
Cost of sales	718.8	688.7	1,380.5	1,337.1
Gross profit	363.5	351.6	703.3	653.9
Selling, general and administrative expenses	145.3	136.2	286.3	277.7
Amortization expense	48.7	47.6	95.2	95.5
Operating expenses	194.0	183.8	381.5	373.2
Operating income	169.5	167.8	321.8	280.7
Interest expense, net	78.3	84.3	155.4	168.1
Other (income) expense	(4.2)	3.6	(0.9)	6.8
Income from continuing operations before income taxes and equity in loss of unconsolidated affiliates, net	95.4	79.9	167.3	105.8
Income tax expense	15.8	15.5	33.4	24.3
Income from continuing operations before equity in loss of unconsolidated affiliates, net	79.6	64.4	133.9	81.5
Equity in income (loss) of unconsolidated affiliates, net	0.3	(1.3)	0.3	(1.6)
Net income from continuing operations	79.9	63.1	134.2	79.9
Loss from discontinued operations, net of tax	—	(0.2)	(2.0)	(2.4)
Net income	79.9	62.9	132.2	77.5
Less: Income attributable to noncontrolling interests of continuing operations, net of taxes	3.8	4.3	6.6	7.6
Net income attributable to Chart Industries, Inc.	$76.1	$58.6	$125.6	$69.9

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amounts attributable to Chart common shareholders
Income from continuing operations	$76.1	$58.8	$127.6	$72.3
Less: Mandatory convertible preferred stock dividend requirement	6.8	6.8	13.6	13.6
Income from continuing operations attributable to Chart	69.3	52.0	114.0	58.7
Loss from discontinued operations, net of tax	—	(0.2)	(2.0)	(2.4)
Net income attributable to Chart common shareholders	$69.3	$51.8	$112.0	$56.3

Basic earnings per common share attributable to Chart Industries, Inc.
Income from continuing operations	$1.54	$1.24	$2.54	$1.40
Loss from discontinued operations	—	(0.01)	(0.05)	(0.06)
Net income attributable to Chart Industries, Inc.	$1.54	$1.23	$2.49	$1.34
Diluted earnings per common share attributable to Chart Industries, Inc.
Income from continuing operations	$1.53	$1.10	$2.52	$1.25
Loss from discontinued operations	—	—	(0.04)	(0.05)
Net income attributable to Chart Industries, Inc.	$1.53	$1.10	$2.48	$1.20
Weighted-average number of common shares outstanding:
Basic	44.94	42.04	44.93	42.03
Diluted	45.15	47.25	45.17	46.99

Other comprehensive income (loss):
Net income	$79.9	$62.9	$132.2	$77.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	270.7	(45.2)	398.8	(100.8)
Pension liability adjustments, net of taxes	0.6	—	0.9	(0.1)
Other comprehensive income (loss), net of tax	271.3	(45.2)	399.7	(100.9)
Comprehensive income (loss), net of taxes	351.2	17.7	531.9	(23.4)
Less: Comprehensive (loss) income attributable to noncontrolling interests, net of taxes	(6.8)	4.2	1.6	7.5
Comprehensive income (loss) attributable to Chart Industries, Inc., net of taxes	$358.0	$13.5	$530.3	$(30.9)
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in millions)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$132.2	$77.5
Less: Loss from discontinued operations, net of tax	(2.0)	(2.4)
Net income from continuing operations	134.2	79.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137.3	131.9
Employee share-based compensation expense	10.5	10.1
Financing costs amortization	9.7	9.4
Unrealized foreign currency transaction loss (gain)	6.5	(13.7)
Loss on sale of business	—	7.8
Other non-cash operating activities	1.2	4.6
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	9.2	0.2
Inventories	7.4	5.0
Unbilled contract revenue	(201.5)	(186.2)
Prepaid expenses and other current assets	(14.9)	(43.0)
Accounts payable and other current liabilities	(13.7)	42.4
Customer advances and billings in excess of contract revenue	(42.1)	6.0
Long-term assets and liabilities	44.1	(27.9)
Net Cash Provided By Continuing Operating Activities	87.9	26.5
Net Cash Used In Discontinued Operating Activities	(2.0)	(5.5)
Net Cash Provided By Operating Activities	85.9	21.0
INVESTING ACTIVITIES
Capital expenditures	(44.0)	(74.2)
Investments	(1.4)	(13.1)
Other investing activities	0.4	(5.8)
Net Cash Used In Continuing Investing Activities	(45.0)	(93.1)
Net Cash Used In Discontinued Investing Activities	—	(2.5)
Net Cash Used In Investing Activities	(45.0)	(95.6)

	Six Months Ended June 30,
	2025	2024
FINANCING ACTIVITIES
Borrowings on credit facilities	1,485.1	1,484.8
Repayments on credit facilities	(1,477.5)	(1,336.3)
Common stock repurchases from share-based compensation plans	(4.2)	(3.1)
Dividend distribution to noncontrolling interests	(6.2)	—
Dividends paid on mandatory convertible preferred stock	(13.6)	(13.6)
Other financing activities	(1.3)	(4.9)
Net Cash (Used In) Provided By Financing Activities	(17.7)	126.9
Effect of exchange rate changes on cash and cash equivalents	10.3	(2.8)
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	33.5	49.5
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period (includes restricted cash of $1.9 and $12.8, respectively)	310.5	201.1
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD (includes restricted cash of $1.7 and $3.2, respectively)	$344.0	$250.6
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Dollars in millions)

	Common Stock		Preferred Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Non-controlling Interests
	Shares Outstanding	Amount	Shares Outstanding	Amount		Treasury Stock	Retained Earnings			Total Equity
Balance at December 31, 2024	45.66	$0.5	0.4	$—	$1,889.3	$(19.3)	$1,113.4	$(155.1)	$166.4	$2,995.2
Net income	—	—	—	—	—	—	49.5	—	2.8	52.3
Other comprehensive income	—	—	—	—	—	—	—	122.8	5.6	128.4
Share-based compensation expense	—	—	—	—	6.2	—	—	—	—	6.2
Common stock issued from share-based compensation plans	0.06	—	—	—	0.3	—	—	—	—	0.3
Common stock repurchases from share-based compensation plans	(0.02)	—	—	—	(3.9)	—	—	—	—	(3.9)
Preferred stock dividend	—	—	—	—	—	—	(6.8)	—	—	(6.8)
Dividend distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(5.0)	(5.0)
Other	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance at March 31, 2025	45.70	$0.5	0.4	$—	$1,891.9	$(19.3)	$1,156.1	$(32.3)	$169.7	$3,166.6
Net income	—	—	—	—	—	—	76.1	—	3.8	79.9
Other comprehensive income (loss)	—	—	—	—	—	—	—	281.9	(10.6)	271.3
Share-based compensation expense	—	—	—	—	4.3	—	—	—	—	4.3
Common stock issued from share-based compensation plans	0.01	—	—	—	0.2	—	—	—	—	0.2
Common stock repurchases from share-based compensation plans	(0.01)	—	—	—	(0.3)	—	—	—	—	(0.3)
Preferred stock dividend		—	—	—	—	—	(6.8)	—	—	(6.8)
Dividend distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(1.2)	(1.2)
Other	—	—	—	—	—	—	(0.1)	—	—	(0.1)
Balance at June 30, 2025	45.70	$0.5	0.4	$—	$1,896.1	$(19.3)	$1,225.3	$249.6	$161.7	$3,513.9

	Common Stock		Preferred Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests
	Shares Outstanding	Amount	Shares Outstanding	Amount		Treasury Stock	Retained Earnings			Total Equity
Balance at December 31, 2023	42.75	$0.4	0.4	$—	$1,872.5	$(19.3)	$922.1	$10.8	$152.5	$2,939.0
Net income	—	—	—	—	—	—	11.3	—	3.3	14.6
Other comprehensive loss	—	—	—	—	—	—	—	(55.7)	—	(55.7)
Share-based compensation expense	—	—	—	—	6.0	—	—	—	—	6.0
Common stock issued from share-based compensation plans	0.07	—	—	—	0.3	—	—	—	—	0.3
Common stock repurchases from share-based compensation plans	(0.02)	—	—	—	(3.0)	—	—	—	—	(3.0)
Preferred stock dividend	—	—			—	—	(6.8)	—	—	(6.8)
Other	—	—	—	—	—	—	(0.1)	—	—	(0.1)
Balance at March 31, 2024	42.80	$0.4	0.4	$—	$1,875.8	$(19.3)	$926.5	$(44.9)	$155.8	$2,894.3
Net income	—	—	—	—	—	—	58.6	—	4.3	62.9
Other comprehensive loss	—	—	—	—	—	—	—	(45.1)	(0.1)	(45.2)
Share-based compensation expense	—	—	—	—	4.1	—	—	—	—	4.1
Common stock issued from share-based compensation plans	—	—	—	—	0.1	—	—	—	—	0.1
Common stock repurchases from share-based compensation plans	—	—	—	—	(0.2)	—	—	—	—	(0.2)
Preferred stock dividend	—	—	—	—	—	—	(6.8)	—	—	(6.8)
Other	—	—	—	—	(0.1)	—	—	—	—	(0.1)
Balance at June 30, 2024	42.80	$0.4	0.4	$—	$1,879.7	$(19.3)	$978.3	$(90.0)	$160.0	$2,909.1

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2025
(Dollars and shares in millions, except per share amounts)

NOTE 1 — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its consolidated subsidiaries (herein referred to as the “Company,” “Chart,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
Nature of Operations: We are a global leader in the design, engineering, and manufacturing of process technologies and equipment for gas and liquid molecule handling for the Nexus of Clean™ - clean power, clean water, clean food, and clean industrials, regardless of molecule. The company’s unique product and solution portfolio across stationary and rotating equipment is used in every phase of the liquid gas supply chain, including engineering, service and repair and from installation to preventive maintenance and digital monitoring. Chart is a leading provider of technology, equipment and services related to liquefied natural gas, hydrogen, biogas, and CO2 capture amongst other applications. Chart is committed to excellence in environmental, social, and corporate governance (ESG) issues both for its company as well as its customers. With 65 global manufacturing locations and over 50 service centers from the United States to Asia, India and Europe, we maintain accountability and transparency to our team members, suppliers, customers and communities.
Proposed Merger with Baker Hughes Company: On July 28, 2025, Chart Industries, Inc., a Delaware corporation (“Chart”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Baker Hughes Company, a Delaware corporation (“Baker Hughes”), and Tango Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Baker Hughes (“Merger Sub”). The Merger Agreement was unanimously approved by Chart’s board of directors (the “Chart Board”).
Pursuant to the Merger Agreement, and subject to the terms and conditions described therein, Merger Sub will merge with and into Chart (the “Merger”), with Chart continuing as the surviving corporation and becoming a wholly owned subsidiary of Baker Hughes.
At the effective time of the Merger (the “Effective Time”), each share of common stock of Chart, par value $0.01 per share (“Chart Common Stock”), issued and outstanding immediately prior to the Effective Time (other than (i) shares held by Chart or its subsidiaries as treasury stock or otherwise, (ii) shares held by Baker Hughes or its subsidiaries, and (iii) shares as to which appraisal rights have been properly exercised and not withdrawn under Delaware law) will be converted automatically into the right to receive $210.00 in cash (the “Merger Consideration”), without interest and subject to any applicable withholding tax.
If any shares of Chart’s 6.75% Series B Mandatory Convertible Preferred Stock, par value $0.01 per share (“Chart Preferred Stock”), remain outstanding immediately prior to the Effective Time, the Merger Agreement provides that the parties will amend the Merger Agreement, if necessary, to give effect to the treatment of such shares as mutually agreed upon by the parties (subject to compliance with the terms of the Chart Preferred Stock).
Pursuant to the Merger Agreement, each equity award of Chart granted under its equity plans or otherwise that is outstanding immediately prior to the Effective Time will be treated as follows: (i) each outstanding option to purchase shares of Chart Common Stock, whether vested or unvested, that has an exercise price per share less than the Merger Consideration will be cancelled and converted into the right to receive a cash payment equal to the product of (x) the excess of the Merger Consideration over the per-share exercise price of such option and (y) the number of shares subject to the option, and any stock option with an exercise price equal to or greater than the Merger Consideration will be cancelled for no consideration; (ii) each outstanding restricted stock unit granted prior to the date of the Merger Agreement, whether vested or unvested, will be converted into the right to receive the Merger Consideration in respect of the number of shares of Chart Common Stock underlying such award; and (iii) each outstanding performance stock unit (“PSU”) will vest as to a pro-rata portion of the award based on the portion of the performance period elapsed prior to the Effective Time, with the level of performance deemed to be satisfied at the greater of (x) the target level of performance applicable to such PSU and (y) the actual level of performance achieved as of immediately prior to the Effective Time (as reasonably determined by the Chart Board or the compensation committee thereof), and the vested portion of each PSU will be cancelled and converted into the right to receive a cash payment equal to the Merger Consideration for each vested share.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

The Merger Agreement contains customary representations and warranties of each of Chart and Baker Hughes, which, in the case of Chart, are qualified by the confidential disclosures provided to Baker Hughes in connection with the Merger Agreement, as well as matters included in Chart’s reports filed with the Securities and Exchange Commission prior to the date of the Merger Agreement. Additionally, the Merger Agreement provides for customary pre-closing covenants of each of Chart and Baker Hughes, including to cooperate and use reasonable best efforts with respect to seeking regulatory approvals (subject to certain specified limitations), and, in the case of Chart: (i) to conduct its business in the ordinary course (subject to certain exceptions); (ii) to hold a meeting of its stockholders to obtain the requisite stockholder approval contemplated by the Merger Agreement; (iii) not to solicit proposals relating to any alternative business combination transactions; and (iv) subject to certain exceptions, not to enter into any discussion concerning, or provide confidential information in connection with, any such alternative business combination transactions. In addition, with respect to the termination of the Flowserve Merger Agreement (as defined below) and the payment of the Flowserve Termination Payment (as defined below) to Flowserve (as defined below), Baker Hughes is required to pay $258 million of such Flowserve Termination Payment to Flowserve on Chart’s behalf (and Chart shall pay the remaining $8 million portion thereof).
The completion of the Merger is subject to the satisfaction or waiver of certain conditions, including (i) the approval by holders of Chart Common Stock of a proposal to adopt the Merger Agreement; (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain other clearances, approvals and consents under certain applicable foreign antitrust and regulatory laws; (iii) the absence of governmental restraints or prohibitions preventing the consummation of the Merger; (iv) the representations and warranties of Chart and Baker Hughes being true and correct (subject to certain qualifications); (v) the performance in all material respects by the parties of their respective obligations under the Merger Agreement and (vi) the absence of any effect, change or event that has had a material adverse effect on Chart, subject to certain exceptions.
The Merger Agreement contains certain termination rights for the parties, including in the event that (i) the parties agree in writing to terminate the Merger Agreement, (ii) the Merger is not consummated on or before the one-year anniversary of the date of the Merger Agreement, which is subject to two automatic six-month extensions if certain regulatory conditions remain outstanding (as extended, the “Outside Date”), (iii) the requisite stockholder approval of Chart required in connection with the Merger is not obtained at Chart’s stockholder meeting, (iv) any legal restraint having the effect of prohibiting the consummation of the Merger shall have become final and nonappealable or (v) the other party has breached its representations, warranties or covenants in the Merger Agreement, subject to certain qualifications. In addition, (i) Baker Hughes can terminate the Merger Agreement prior to Chart’s stockholder meeting if the Chart Board has changed its recommendation in connection with the Merger, or has failed to make or reaffirm such recommendation in certain circumstances, and (ii) Chart can terminate the Merger Agreement prior to Chart’s stockholder meeting in order to substantially concurrently enter into a superior proposal from a third party, subject to certain qualifications.
The Merger Agreement provides that, upon termination of the Merger Agreement under certain specified circumstances, including (i) a change in the recommendation of the Chart Board in connection with the Merger, (ii) a termination of the Merger Agreement by Chart or Baker Hughes because of a failure of Chart’s stockholders to adopt the Merger Agreement at Chart’s stockholder meeting, a material breach by Chart or because the Merger is not consummated by the Outside Date, in each case at a time when there was an offer or proposal for an alternative transaction with Chart and Chart enters into or consummates an alternative transaction within twelve (12) months following such date of termination, or (iii) a termination of the Merger Agreement by Chart in order to substantially concurrently enter into a superior proposal from a third party (subject to certain qualifications), Chart will pay to Baker Hughes a termination fee equal to $250 million in cash.
In addition, if the Merger Agreement is terminated under circumstances where such termination fee becomes payable by Chart, Chart will also be required to reimburse Baker Hughes for the portion of the Flowserve Termination Payment that Baker Hughes paid on Chart’s behalf in connection with the termination of the Flowserve Merger Agreement.
The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances related to the failure to obtain required antitrust or foreign investment law approvals, Baker Hughes shall pay to Chart a reverse termination fee equal to $500 million in cash.
Termination of Merger Agreement with Flowserve Corporation: As previously disclosed, on June 3, 2025, Chart entered into an Agreement and Plan of Merger with Flowserve Corporation, a New York corporation (“Flowserve”), Big Sur Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Flowserve, and Napa Merger Sub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Flowserve (the “Flowserve Merger Agreement”).
On July 28, 2025, prior to entering into the Merger Agreement, Chart, Flowserve, Big Sur Merger Sub, Inc., and Napa Merger Sub LLC entered into a Termination Agreement, pursuant to which the parties agreed to terminate the Flowserve Merger Agreement (the “Termination Agreement”). Under the terms of the Termination Agreement, a termination payment of

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

$266 million (the “Flowserve Termination Payment”) shall be paid in cash to Flowserve (of which, as noted above, $258 million shall be paid by Baker Hughes on Chart’s behalf and $8 million shall be paid by Chart). The Flowserve Termination Payment consists of the $250 million termination fee that is required to be paid to Flowserve under the Flowserve Merger Agreement plus an additional agreed upon amount of $16 million to reimburse Flowserve for certain expenses. In addition, the Termination Agreement provides for a mutual release of all claims related to or arising out of the Flowserve Merger Agreement and the transactions contemplated thereby, as well as a letter of intent between Chart and Flowserve to amend an existing supply agreement between them (or their affiliates) to extend the term and to expand the coverage thereof to include certain additional products of Flowserve during such term.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 2 — Reportable Segments
We have four reportable segments which reflect the manner in which our chief operating decision maker (“CODM”) reviews results and allocates resources. Each segment is organized and managed based upon the nature of our markets and customers and consists of similar products and services. Each of our four reportable segments operates globally and are also our operating segments: Cryo Tank Solutions, Heat Transfer Systems, Specialty Products and Repair, Service & Leasing. Our Cryo Tank Solutions segment, which has principal operations in the United States, Europe and Asia, serves most geographic regions around the globe, supplying bulk, microbulk and mobile equipment used in the storage, distribution, vaporization, and application of industrial gases and certain hydrocarbons. Our Heat Transfer Systems segment, with principal operations in the United States and Europe, also serves most geographic regions globally, supplying mission-critical engineered equipment and systems used in the recovery, separation, liquefaction, and purification of hydrocarbons, liquefied natural gas (LNG) and industrial gases that span gas-to-liquid applications. Our Specialty Products segment supplies products used in specialty end-market applications including engineered liquefaction, storage and compression equipment for hydrogen and helium, LNG for over-the-highway vehicles, biofuels, carbon capture, food and beverage, aerospace, nuclear, marine, mining, lasers and water treatment end markets. Our Repair, Service & Leasing segment provides installation, retrofitting and refurbishment, services and repairs, preventative and contractual maintenance, and digital solutions of Chart’s stationary (liquefaction, fueling stations, among other products) and rotating equipment (compression, fans, among other products) globally in addition to providing targeted equipment leasing solutions.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

Segment Financial Information

	Three Months Ended June 30, 2025
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales	$155.9	$295.3	$292.9	$338.2	$—	$—	$1,082.3
Cost of sales	113.1	206.2	212.2	187.3	—	—	718.8
Selling, general and administrative expenses	15.1	11.1	32.7	35.3	—	51.1	145.3
Amortization expense	2.0	5.0	5.0	36.7	—	—	48.7
Operating income (loss)	25.7	73.0	43.0	78.9	—	(51.1)	169.5
Depreciation expense (1)	3.0	4.0	6.7	4.7	—	4.0	22.4

	Three Months Ended June 30, 2024
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales	$165.5	$236.7	$277.6	$360.5	$—	$—	$1,040.3
Cost of sales	132.1	175.9	196.8	183.9	—	—	688.7
Selling, general and administrative expenses	15.5	10.7	20.7	42.8	—	46.5	136.2
Amortization expense	1.9	5.0	5.1	35.8	—	(0.2)	47.6
Operating income (loss)	16.0	45.1	55.0	98.0	—	(46.3)	167.8
Depreciation expense (1)	3.6	4.1	1.7	7.1	—	1.9	18.4

	Six Months Ended June 30, 2025
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales	$309.1	$562.6	$569.0	$643.1	$—	$—	$2,083.8
Cost of sales	229.1	390.9	404.6	355.9	—	—	1,380.5
Selling, general and administrative expenses	32.8	21.9	63.1	74.2	—	94.3	286.3
Amortization expense	3.9	9.9	10.0	71.4	—	—	95.2
Operating income (loss)	43.3	139.9	91.3	141.6	—	(94.3)	321.8
Depreciation expense (1)	7.3	8.1	11.7	8.3	—	6.7	42.1

	Six Months Ended June 30, 2024
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales	$325.2	$490.3	$514.1	$661.5	$(0.1)	$—	$1,991.0
Cost of sales	259.0	359.4	374.4	344.4	(0.1)	—	1,337.1
Selling, general and administrative expenses	32.4	24.6	49.4	82.3	—	89.0	277.7
Amortization expense	3.8	10.0	10.2	71.7	—	(0.2)	95.5
Operating income (loss)	30.0	96.3	80.1	163.1	—	(88.8)	280.7
Depreciation expense (1)	7.0	8.3	3.7	14.2	—	3.2	36.4

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

_______________
(1)Depreciation disclosed by reportable segment is included within cost of sales and selling, general and administrative expenses.
Sales by Geography
Net sales by geographic area are reported by the destination of sales.

	Three Months Ended June 30, 2025
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$56.3	$179.5	$132.7	$109.3	$—	$477.8
Europe, Middle East, Africa and India	55.3	50.1	73.2	137.0	—	315.6
Asia-Pacific	43.0	65.0	78.8	74.9	—	261.7
Rest of the World	1.3	0.7	8.2	17.0	—	27.2
Total	$155.9	$295.3	$292.9	$338.2	$—	$1,082.3

	Three Months Ended June 30, 2024
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$68.3	$124.8	$109.1	$145.4	$—	$447.6
Europe, Middle East, Africa and India	58.5	43.7	78.1	139.6	—	319.9
Asia-Pacific	33.8	56.1	87.4	60.9	—	238.2
Rest of the World	4.9	12.1	3.0	14.6	—	34.6
Total	$165.5	$236.7	$277.6	$360.5	$—	$1,040.3

	Six Months Ended June 30, 2025
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$114.9	$342.0	$255.1	$223.0	$—	$935.0
Europe, Middle East, Africa and India	112.6	89.5	137.8	256.7	—	596.6
Asia-Pacific	78.6	129.6	161.7	135.4	—	505.3
Rest of the World	3.0	1.5	14.4	28.0	—	46.9
Total	$309.1	$562.6	$569.0	$643.1	$—	$2,083.8

	Six Months Ended June 30, 2024
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$154.3	$282.4	$201.9	$267.5	$—	$906.1
Europe, Middle East, Africa and India	104.0	83.9	143.1	260.2	—	591.2
Asia-Pacific	58.1	108.2	159.7	106.0	(0.1)	431.9
Rest of the World	8.8	15.8	9.4	27.8	—	61.8
Total	$325.2	$490.3	$514.1	$661.5	$(0.1)	$1,991.0

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

Total Assets
Corporate assets mainly include cash and cash equivalents and long-term deferred income taxes as well as certain corporate-specific property, plant and equipment, net and certain investments. Our allocation methodology for property, plant and equipment, net of the reportable segments differs from our allocation method of depreciation expense of a reportable segment and therefore, depreciation expense does not entirely align with the related depreciable assets of the reportable segments. Additionally, since finite-lived intangible assets are excluded from total assets of reportable segments while amortization expense is allocated to each of our reportable segments, amortization expense by segment inherently does not align with the related amortizable intangible assets of the reportable segments.

	June 30, 2025	December 31, 2024
Cryo Tank Solutions	$575.4	$614.0
Heat Transfer Systems	771.0	669.7
Specialty Products	1,060.3	920.6
Repair, Service & Leasing	1,024.4	889.9
Total assets of reportable segments	3,431.1	3,094.2
Goodwill	3,066.6	2,899.9
Identifiable intangible assets, net	2,617.0	2,540.6
Corporate	604.3	589.2
Total	$9,719.0	$9,123.9

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 3 — Revenue
Disaggregation of Revenue
The following tables represent a disaggregation of revenue by timing of revenue along with the reportable segment for each category:

	Three Months Ended June 30, 2025
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$59.2	$5.6	$31.5	$145.0	$—	$241.3
Over time	96.7	289.7	261.4	193.2	—	841.0
Total	$155.9	$295.3	$292.9	$338.2	$—	$1,082.3

	Three Months Ended June 30, 2024
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$100.5	$11.3	$78.5	$213.4	$—	$403.7
Over time	65.0	225.4	199.1	147.1	—	636.6
Total	$165.5	$236.7	$277.6	$360.5	$—	$1,040.3

	Six Months Ended June 30, 2025
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$116.6	$7.0	$74.1	$311.8	$—	$509.5
Over time	192.5	555.6	494.9	331.3	—	1,574.3
Total	$309.1	$562.6	$569.0	$643.1	$—	$2,083.8

	Six Months Ended June 30, 2024
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$201.6	$21.4	$147.5	$403.8	$—	$774.3
Over time	123.6	468.9	366.6	257.7	(0.1)	1,216.7
Total	$325.2	$490.3	$514.1	$661.5	$(0.1)	$1,991.0
Refer to Note 2, “Reportable Segments,” for a table of revenue by reportable segment disaggregated by geography.
Contract Balances
The following table presents our contract assets and contract liabilities balances:

	June 30, 2025	December 31, 2024
Contract assets
Unbilled contract revenue	$965.8	$735.1

Contract liabilities
Customer advances and billings in excess of contract revenue	$336.2	$362.2
Revenue recognized for the three months ended June 30, 2025 and 2024, that was included in the contract liabilities balance at the beginning of the year was $123.3 and $82.4, respectively. Revenue recognized for the six months ended June 30,

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

2025 and 2024, that was included in the contract liabilities balance at the beginning of each year was $278.4 and $219.9, respectively. The amount of revenue recognized during the six months ended June 30, 2025 from performance obligations satisfied or partially satisfied in previous periods as a result of changes in the estimates of variable consideration related to long-term contracts, was not significant. The increase in contract assets as of June 30, 2025 compared to December 31, 2024 was driven by an increase in revenue recognized on an over time basis.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, and excludes unexercised contract options and potential orders. As of June 30, 2025, the estimated revenue expected to be recognized in the future related to remaining performance obligations was $5,536.5. We expect to recognize revenue on approximately 52% of the remaining performance obligations over the next 12 months and the remainder over the next few years thereafter.
NOTE 4 — Inventories
The following table summarizes the components of inventory:

	June 30, 2025	December 31, 2024
Raw materials and supplies	$248.3	$264.3
Work in process	121.4	104.9
Finished goods	129.0	121.3
Total inventories, net	$498.7	$490.5
NOTE 5 — Leases
Lessee Accounting
We lease certain office spaces, warehouses, facilities, vehicles and equipment. Our leases have maturity dates ranging from July 2025 to September 2042.
We incurred $7.1 and $6.3 of rental expense under operating leases for the three months ended June 30, 2025 and 2024, respectively, and $13.8 and $12.4 for the six months ended June 30, 2025 and 2024, respectively, and these are included in selling, general and administrative expenses within our condensed consolidated statements of income and comprehensive income (loss). Payments related to short-term lease costs and taxes and variable service charges on leased properties were immaterial.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

The following table presents the lease balances within our condensed consolidated balance sheets, weighted average remaining lease term and weighted average discount rates related to our leases:

Lease Assets and Liabilities		June 30, 2025	December 31, 2024
Assets
Operating lease, net	Property, plant and equipment, net	$80.0	$78.6
Finance lease, net	Other assets	25.6	14.7
Total lease assets		$105.6	$93.3

Liabilities
Current:
Operating lease liabilities	Other current liabilities	$20.3	$19.6
Finance lease liabilities	Other current liabilities	6.4	2.5
Non-current:
Operating lease liabilities	Other long-term liabilities	61.2	60.5
Finance lease liabilities	Other long-term liabilities	20.0	12.9
Total lease liabilities		$107.9	$95.5

Weighted-average remaining lease terms
Operating leases		6.2 years	6.4 years
Finance leases		5.3 years	7.2 years
Weighted-average discount rate
Operating leases		7.0%	7.0%
Finance leases		5.9%	6.8%
We recorded net non-cash right-of-use assets in exchange for finance and operating lease liabilities of $11.8 and $4.2 for the six months ended June 30, 2025, respectively. We recorded net non-cash right-of-use assets in exchange for finance and operating lease liabilities of $0.1 and $6.2 for the six months ended June 30, 2024, respectively.
The following table summarizes future minimum lease payments for non-cancelable operating leases and for finance leases as of June 30, 2025:

	Finance	Operating
2025	$3.7	$12.7
2026	7.3	21.8
2027	7.1	16.7
2028	3.3	13.9
2029	1.9	10.4
Thereafter	7.9	26.1
Total future minimum lease payments	31.2	101.6
Less: Present value discount	4.8	20.1
Lease liability	$26.4	$81.5
Lessor Accounting
We lease equipment manufactured by Chart as sales-type and operating leases. As of June 30, 2025 and December 31, 2024, our short-term net investment in sales-type leases was $2.5 and $8.1, respectively, and is included in other current assets

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

in our condensed consolidated balance sheets. Our long-term net investment in sales-type leases was $7.7 and $31.7 as of June 30, 2025 and December 31, 2024, respectively, and is included in other assets in our condensed consolidated balance sheets.
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
The following table represents sales from sales-type and operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales-type leases	$7.7	$14.8	$27.0	$25.4
Operating leases	0.1	1.5	0.2	3.1
Total sales from leases	$7.8	$16.3	$27.2	$28.5
The following table represents scheduled payments for sales-type leases as of June 30, 2025:

2025	$1.2
2026	2.6
2027	2.6
2028	2.6
2029	2.5
Thereafter	8.6
Total	20.1
Less: Unearned income	9.9
Total	$10.2
The cost of equipment leased to others at June 30, 2025 and December 31, 2024, was not material.
NOTE 6 — Goodwill and Intangible Assets
Goodwill
The following table represents the changes in goodwill by segment:

	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Consolidated
Balance at December 31, 2024	$211.7	$477.1	$568.0	$1,643.1	$2,899.9
Foreign currency translation adjustments and other	15.2	4.2	12.9	134.4	166.7
Balance at June 30, 2025	$226.9	$481.3	$580.9	$1,777.5	$3,066.6

Accumulated goodwill impairment loss at December 31, 2024	$23.5	$49.3	$35.8	$20.4	$129.0
Accumulated goodwill impairment loss at June 30, 2025	$23.5	$49.3	$35.8	$20.4	$129.0

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill) (1):

		June 30, 2025		December 31, 2024
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	4 to 18 years	$1,871.5	$(351.1)	$1,762.1	$(284.6)
Technology	5 to 18 years	526.3	(140.7)	493.6	(113.2)
Patents, backlog and other	2 to 10 years	145.3	(106.9)	134.8	(78.1)
Trademarks and trade names	5 to 23 years	2.7	(2.1)	2.5	(1.9)
Land use rights	50 years	10.1	(2.2)	10.1	(2.1)
Total finite-lived intangible assets		$2,555.9	$(603.0)	$2,403.1	$(479.9)
Indefinite-lived intangible assets:
Trademarks and trade names (2)		664.1	—	617.4	—
Total intangible assets		$3,220.0	$(603.0)	$3,020.5	$(479.9)
_______________
(1)Amounts include the impact of foreign currency translation. Fully amortized or impaired amounts are written off.
(2)Accumulated indefinite-lived intangible assets impairment loss was $16.0 at both June 30, 2025 and December 31, 2024.
Amortization expense for intangible assets subject to amortization was $48.7 and $47.6 for the three months ended June 30, 2025 and 2024, respectively, and $95.2 and $95.5 for the six months ended June 30, 2025 and 2024, respectively.
NOTE 7 — Investments
Equity Method Investments
The following table presents the activity in equity method investments, which are classified within other assets:

Equity Method Investments
Balance at December 31, 2024	$94.0
Equity in income of unconsolidated affiliates	0.3
Dividend received from equity method investment	(0.9)
Foreign currency translation adjustments and other	4.0
Balance at June 30, 2025	$97.4

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

Investments in Equity Securities
The following table presents the activity in investments in equity securities, which are classified within other assets:

	Investment in Equity Securities, Level 1	Investment in Equity Securities, Level 2	Investments in Equity Securities, All Others (1)	Investments Total
Balance at December 31, 2024	$1.5	$7.9	$105.2	$114.6
New investments	—	—	1.4	1.4
(Decrease) increase in fair value of investments in equity securities	(1.5)	(0.9)	2.1	(0.3)
Foreign currency translation adjustments and other	0.1	—	2.5	2.6
Balance at June 30, 2025	$0.1	$7.0	$111.2	$118.3
_______________
(1)Consists of investments in equity securities without a readily determinable fair value. Such investments are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer.
Co-Investment Agreement
We have a 25% interest in Hydrogen Technology & Energy Corporation (“HTEC”) which totaled $72.0 and $68.9 at June 30, 2025 and December 31, 2024, respectively. Our investment in HTEC is accounted for under the equity method of accounting. HTEC designs, builds, and operates hydrogen fuel supply solutions to support the deployment of hydrogen fuel cell electric vehicles.
On April 30, 2025, (the “Effective Date”), we entered into a Co-Investment Agreement (the “Co-Investment Agreement”) with certain affiliates of MSD Partners, L.P., (collectively, “BDT&MSD”), in connection with BDT&MSD’s purchase (the “Share Purchase”) of all of the shares of common stock of HTEC, owned by (and from) ISQ HTEC HoldCo Limited, (“ISQ”), pursuant to a Share Purchase Agreement by and among BDT&MSD, ISQ, Chart and HTEC (the “SPA”). ISQ no longer owns any equity interests in HTEC.
Pursuant to the Co-Investment Agreement, Chart and BDT&MSD have agreed to, among other terms, the following:
•In the following circumstances, BDT&MSD shall have the right to sell to Chart all (and not less than all) of the shares of HTEC common stock acquired by BDT&MSD from ISQ on the Effective Date and which are still held by BDT&MSD at such time (the “Put Option”):
i.the third anniversary of the Effective Date,
ii.the date Chart undergoes a change of control (subject to certain exceptions),
iii.the date upon which Chart, during the period from the Effective Date through the third anniversary of the Effective Date, has made certain distributions to its shareholders (including cash or other dividends, or via a spin-off transaction), in excess of $900.0,
iv.the date upon which our leverage ratio exceeds certain thresholds; and
v.the date of a bankruptcy or credit default event.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2025
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
Accounting Treatment of Put and Call Options
We record the Put and Call Options (together “the Options”) at fair value and record any change in fair value through earnings at each reporting period. The fair value of the put option and call option under the Co-Investment Agreement, dated as of April 30, 2025 was not material on June 30, 2025.
Hy24 (f/k/a FiveT Hydrogen Fund and Clean H2 Infra Fund)
On April 5, 2021, we were admitted as an anchor investor in Hy24 (the “Hydrogen Fund”). Hy24 is a joint venture between Ardian, a European investment house, and FiveT Hydrogen, an investment manager specialized purely on clean hydrogen investments. Our total investment to date is euro 16.2 million (equivalent to $19.0), making our unfunded commitment euro 33.8 million (equivalent to $39.6).

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 8 — Debt and Credit Arrangements
Summary of Outstanding Borrowings
The following table represents the components of our borrowings:

	June 30, 2025	December 31, 2024
Senior secured and senior unsecured notes:
Principal amount, senior secured notes due 2030	$1,457.0	$1,460.0
Principal amount, senior unsecured notes due 2031	510.0	510.0
Unamortized discount	(21.7)	(23.5)
Unamortized debt issuance costs	(26.5)	(28.8)
Senior secured and senior unsecured notes, net of unamortized discount and debt issuance costs	1,918.8	1,917.7

Senior secured revolving credit facilities and term loans:
Term loans due March 2030	1,581.0	1,581.0
Senior secured revolving credit facility due April 2029	225.4	205.0
Unamortized discount	(29.0)	(31.3)
Unamortized debt issuance costs	(29.8)	(32.3)
Senior secured revolving credit facility and term loan, net of unamortized discount and debt issuance costs	1,747.6	1,722.4

Other debt facilities	2.3	1.5

Total debt, net of unamortized debt issuance costs	3,668.7	3,641.6
Less: Current maturities	1.5	0.9
Long-term debt	$3,667.2	$3,640.7
Cash paid for interest during the three months ended June 30, 2025 and 2024 was $34.2 and $45.5, respectively. Cash paid for interest during the six months ended June 30, 2025 and 2024 was $149.6 and $166.9, respectively.
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
Senior Secured Revolving Credit Facility and Term Loans
Senior Secured Revolving Credit Facility
Our fifth amended and restated credit agreement dated as of April 8, 2024, as amended (the “Credit Agreement”) provides for a senior secured revolving credit facility (the “SSRCF”). The SSRCF had a borrowing capacity of $1,250.0 and includes sub-limits for letters of credit and swingline loans. At June 30, 2025, there were $225.4 in borrowings outstanding under the SSRCF bearing an interest rate of 5.6% (7.0% as of December 31, 2024) and $272.5 in letters of credit and bank guarantees outstanding supported by the SSRCF. As of June 30, 2025, we had unused borrowing capacity of $752.1.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

A portion of borrowings outstanding under the SSRCF are denominated in euros (“EUR Revolver Borrowings”). EUR Revolver Borrowings outstanding were euro 78.0 million (equivalent to $91.4) at June 30, 2025 and euro 78.0 million (equivalent to $81.0) at December 31, 2024.
Significant financial covenants for the SSRCF include financial maintenance covenants that (i) require the ratio of the amount of Chart and its subsidiaries’ consolidated total net indebtedness to consolidated EBITDA to be less than the Maximum Total Net Leverage Ratio Levels and (ii) require the ratio of the amount of Chart and its subsidiaries’ consolidated EBITDA to consolidated cash interest expense to be greater than the Minimum Interest Coverage Ratio Levels. The SSRCF includes a number of other customary covenants. At June 30, 2025, we were in compliance with all covenants.
Term Loans
Chart has term loans in the aggregate principal amount of $1,581.0 under the Credit Agreement, which mature on March 18, 2030 (“term loans due March 2030”). As of June 30, 2025, the term loans due March 2030 bore an interest rate of 6.8% (7.1% as of December 31, 2024). The effective interest rate on the term loans due March 2030 is 9.1% after accounting for original issue discount and debt issuance costs.
Significant financial covenants and customary events of default for the term loans due March 2030 are substantially identical to those in the SSRCF.
Other Debt Facilities
We have local credit facilities to meet local working capital demands, fund letters of credit and bank guarantees, and support other short-term cash requirements. The facilities generally have variable interest rates and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. As of June 30, 2025, we had additional capacity of U.S. dollar equivalent $123.3.
Certain of our other debt facilities allow us to request bank guarantees and letters of credit. None of these facilities allow revolving credit borrowings. We have letters of credit and bank guarantees outside of our Credit Agreement that totaled U.S. dollar equivalent $192.2 and $173.8 as of June 30, 2025 and December 31, 2024, respectively.
Fair Value Disclosures
The following table summarizes the carrying values and fair values of our actively quoted debt instruments (1):

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loans due March 2030	$1,522.2	$1,587.9	$1,517.4	$1,589.9
Senior secured notes due 2030	1,425.6	1,527.6	1,425.6	1,517.9
Senior unsecured notes due 2031	493.2	544.7	492.2	546.9
_______________
(1)The debt instruments noted above are actively quoted instruments and, accordingly, their fair values were determined using Level 1 inputs.
The carrying amounts of borrowings outstanding on our senior secured revolving credit facility approximate fair value, as interest rates are variable and reflective of market rates (categorized as Level 2 of the fair value hierarchy).
NOTE 9 — Shareholders’ Equity
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

Dividends. Dividends on the Mandatory Convertible Preferred Stock are payable on a cumulative basis when, as and if declared at an annual rate of 6.75% on the liquidation value of $1,000 per share. Chart may pay declared dividends in cash or, subject to certain limitations, in shares of common stock, or in any combination of cash and shares of common stock on March 15, June 15, September 15 and December 15 of each year, commencing on March 15, 2023 and ending on, and including, December 15, 2025. We declared and paid $6.8 in dividends for both the three months ended June 30, 2025 and 2024 and $13.6 for both the six months ended June 30, 2025 and 2024. These dividends were treated as a reduction to income attributable to common shareholders in the computation of earnings per share.
Mandatory Conversion. Unless earlier converted, each share of the Mandatory Convertible Preferred Stock will automatically convert on the mandatory conversion date, which is expected to be December 15, 2025, into not less than 7.0520 and not more than 8.4620 shares of common stock per share of Mandatory Convertible Preferred Stock, depending on the applicable market value and subject to certain anti-dilution adjustments. Correspondingly, the conversion rate per depositary share will be not less than 0.3526 and not more than 0.4231 shares of common stock per depositary share. The conversion rate will be determined based on a preceding 20-day volume-weighted-average price of common stock.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

•senior to our common stock and each other class or series of capital stock issued after the initial issue date of the Mandatory Convertible Preferred Stock, the terms of which do not expressly provide that such capital stock ranks either senior to the Mandatory Convertible Preferred Stock or on a parity with the Mandatory Convertible Preferred Stock;
•equal with any class or series of capital stock issued after the initial issue date the terms of which expressly provide that such capital stock will rank equal with the Mandatory Convertible Preferred Stock;
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
Voting Rights. Holders of Mandatory Convertible Preferred Stock generally will not have voting rights. Whenever dividends on shares of Mandatory Convertible Preferred Stock have not been declared and paid for six or more dividend periods, whether or not for consecutive dividend periods, the holders of such shares of Mandatory Convertible Preferred Stock, voting together as a single class with holders of all other series of voting preferred stock of equal rank, then outstanding, will be entitled at our next annual or special meeting of shareholders to vote for the election of a total of two additional members of our board of directors, subject to certain limitations. This right will terminate if and when all accumulated and unpaid dividends have been paid in full, or declared and a sum sufficient for such payment shall have been set aside. Upon such termination, the term of office of each preferred stock director so elected will terminate at such time and the number of directors on our board of directors will automatically decrease by two, subject to the revesting of such rights in the event of each subsequent nonpayment.
Embedded Derivatives. There are no material embedded derivatives that meet the criteria for bifurcation and separate accounting pursuant to ASC 815-15, Embedded Derivatives.
NOTE 10 — Derivative Financial Instruments
Derivatives and Hedging
We utilize a combination of cross-currency swaps, with and without foreign exchange collars, (together the “Foreign Exchange Contracts”) as a net investment hedge of a portion of our investments in certain international subsidiaries that use the euro as their functional currency in order to reduce the volatility caused by changes in exchange rates. We are also a party to foreign currency contracts not designated as hedging instruments (the “Foreign Currency Contracts”) which are used to mitigate the risk associated with cash management activities and customer forward sale agreements denominated in currencies other than the applicable local currency, and to match costs and expected revenues where production facilities have a different currency than the selling currency.
Our Foreign Currency Contracts are measured at fair value with changes in fair value recorded within other expense, net. We classify cash flows related to our Foreign Currency Contracts as operating activities within our condensed consolidated statements of cash flows. Our derivative contracts are entered into with major financial institutions in order to reduce credit risk and risk of nonperformance by third parties. We believe the credit risks with respect to the counterparties, and the foreign currency risks that would not be hedged if the counterparties fail to fulfill their obligations under the contract, are not material in view of our understanding of the financial strength of the counterparties. Our derivative contracts are not exchange-traded instruments and their fair value is determined using the cash flows of the contracts, discount rates to account for the passage of time, implied volatility, current foreign exchange market data and credit risk, which are all based on inputs readily available in public markets and categorized as Level 2 fair value hierarchy measurements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

The following table represents the fair value of our asset and liability derivatives:

	June 30, 2025
	Notional Amount	Fair Value Other Current Assets	Fair Value Other Assets	Fair Value Other Current Liabilities	Fair Value Other Long-Term Liabilities
Derivatives designated as net investment hedge
Foreign Exchange Contracts (1)	$547.0	$—	$—	$—	$20.7

Derivatives not designated as hedges
Foreign Currency Contracts	$556.5	$7.4	$0.1	$2.1	$—

	December 31, 2024
	Notional Amount	Fair Value Other Current Assets	Fair Value Other Assets	Fair Value Other Current Liabilities	Fair Value Other Long-Term Liabilities
Derivatives designated as net investment hedge
Foreign Exchange Contracts (1)	$307.5	$—	$—	$—	$4.4

Derivatives not designated as hedges
Foreign Currency Contracts	$603.3	$3.2	$0.2	$9.7	$0.1
_________
(1)Represents foreign exchange swaps and foreign exchange options.
The effect of derivative instruments, both designated and not designated in hedging relationships, on the condensed consolidated statements of income and comprehensive income (loss) was not material for the periods ended June 30, 2025 and December 31, 2024.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 11 — Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows:

	Foreign currency translation adjustments (1)	Pension liability adjustments, net of taxes	Accumulated other comprehensive (loss) income
Balance at March 31, 2025	$(31.1)	$(1.2)	$(32.3)
Other comprehensive income before reclassifications, net of taxes	281.3	—	281.3
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	0.6	0.6
Net current-period other comprehensive income, net of taxes	281.3	0.6	281.9
Balance at June 30, 2025	$250.2	$(0.6)	$249.6

	Foreign currency translation adjustments (1)	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at March 31, 2024	$(42.4)	$(2.5)	$(44.9)
Other comprehensive loss before reclassifications, net of taxes	(45.1)	—	(45.1)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	—	—
Net current-period other comprehensive loss, net of taxes	(45.1)	—	(45.1)
Balance at June 30, 2024	$(87.5)	$(2.5)	$(90.0)

	Foreign currency translation adjustments (1)	Pension liability adjustments, net of taxes	Accumulated other comprehensive (loss) income
Balance at December 31, 2024	$(153.6)	$(1.5)	$(155.1)
Other comprehensive income before reclassifications, net of taxes	403.8	—	403.8
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	0.9	0.9
Net current-period other comprehensive income, net of taxes	403.8	0.9	404.7
Balance at June 30, 2025	$250.2	$(0.6)	$249.6

	Foreign currency translation adjustments (1)	Pension liability adjustments, net of taxes	Accumulated other comprehensive income (loss)
Balance at December 31, 2023	$13.2	$(2.4)	$10.8
Other comprehensive loss before reclassifications, net of taxes	(100.7)	—	(100.7)
Amounts reclassified from accumulated other comprehensive income, net of taxes	—	(0.1)	(0.1)
Net current-period other comprehensive loss, net of taxes	(100.7)	(0.1)	(100.8)
Balance at June 30, 2024	$(87.5)	$(2.5)	$(90.0)
_______________
(1)Foreign currency translation adjustments include translation adjustments and net investment hedges, net of taxes. See Note 10, “Derivative Financial Instruments,” for further information related to the net investment hedges.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 12 — Earnings Per Share
The following table represents calculations of net earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amounts attributable to Chart common shareholders
Income from continuing operations	$76.1	$58.8	$127.6	$72.3
Less: Mandatory convertible preferred stock dividend requirement	6.8	6.8	13.6	13.6
Income from continuing operations attributable to Chart	69.3	52.0	114.0	58.7
Loss from discontinued operations, net of tax	—	(0.2)	(2.0)	(2.4)
Net income attributable to Chart common shareholders	69.3	51.8	112.0	56.3
Earnings per common share – basic:
Income from continuing operations	$1.54	$1.24	$2.54	$1.40
Loss from discontinued operations	—	(0.01)	(0.05)	(0.06)
Net income attributable to Chart Industries, Inc.	$1.54	$1.23	$2.49	$1.34

Earnings per common share – diluted:
Income from continuing operations	$1.53	$1.10	$2.52	$1.25
Loss from discontinued operations	—	—	(0.04)	(0.05)
Net income attributable to Chart Industries, Inc.	$1.53	$1.10	$2.48	$1.20

Weighted average number of common shares outstanding – basic	44.94	42.04	44.93	42.03
Incremental shares issuable upon assumed conversion and exercise of share-based awards	0.21	0.21	0.24	0.19
Incremental shares issuable due to dilutive effect of convertible notes	—	2.69	—	2.59
Incremental shares issuable due to dilutive effect of the warrants	—	2.31	—	2.18
Weighted average number of common shares outstanding – diluted	45.15	47.25	45.17	46.99

Diluted earnings per share does not reflect the following cumulative preferred stock dividends and potential common shares as the effect would be anti-dilutive:

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Mandatory convertible preferred stock dividend requirement (1)	$6.8	$6.8	$13.6	$13.6
Denominator
Anti-dilutive shares, Share-based awards	0.22	0.09	0.15	0.14
Anti-dilutive shares, Mandatory convertible preferred stock (1)	2.84	2.84	2.84	2.93
Total anti-dilutive securities	3.06	2.93	2.99	3.07
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
NOTE 13 — Income Taxes
Income tax expense relating to continuing operations of $15.8 and $15.5 for the three months ended June 30, 2025 and 2024, respectively, represents taxes on both U.S. and foreign earnings at a consolidated effective income tax rate of 16.6% and 19.4%, respectively. Income tax expense relating to continuing operations of $33.4 and $24.3 for the six months ended June 30, 2025 and 2024, respectively, represents taxes on both U.S. and foreign earnings at a consolidated effective income tax rate of 20.0% and 23.0%, respectively.
The effective income tax rate of 16.6% and 20.0% for the three and six months ended June 30, 2025 differed from the U.S. federal statutory rate of 21% primarily due to the U.S. impact of foreign operations, the release of valuation allowances, research and development credits and favorable provision to return true-ups offset by income earned by certain of our foreign entities being taxed at higher rates than the U.S. federal statutory rate and withholding taxes on foreign earnings not permanently reinvested.
The effective income tax rates of 19.4% and 23.0% for the three and six months ended June 30, 2024 differed from the U.S. federal statutory rate of 21% primarily due to income earned by certain of our foreign entities being taxed at higher rates than the U.S. federal statutory rate, withholding taxes on foreign earnings not permanently reinvested, offset by the release of valuation allowances and research and development credits.
Cash paid for taxes during the three months ended June 30, 2025 and 2024 were $51.8 and $39.5, respectively. Cash paid for taxes during the six months ended June 30, 2025 and 2024 were $52.1 and $54.8, respectively.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law as Public Law No. 119-21. The OBBBA introduces several significant changes to the U.S. federal income tax system such as the permanent extension of certain expiring provision of the Tax Cuts and Jobs Act and modifications to the international tax framework. As the legislation has multiple effective dates, we are currently evaluating the impact of the OBBBA on our consolidated financial statements.
NOTE 14 — Share-based Compensation
During the six months ended June 30, 2025, we granted 0.05 stock options, 0.07 restricted stock units and 0.03 performance units. The total fair value of awards granted to employees during the six months ended June 30, 2025 was $22.2. In addition, our non-employee directors received stock awards with a total fair value of $0.7.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – June 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

Stock options generally have a 4-year graded vesting period. Restricted stock and restricted stock units generally vest ratably over a three-year period. Performance units generally vest at the end of a three-year performance period based on the attainment of certain pre-determined performance condition targets. During the six months ended June 30, 2025, 0.05 restricted stock and restricted stock units vested, and 0.01 performance units vested.
Share-based compensation expense was $4.3 and $4.1 for the three months ended June 30, 2025 and 2024, respectively, and $10.5 and $10.1 for the six months ended June 30, 2025 and 2024, respectively. Share-based compensation expense is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of income and comprehensive income (loss). As of June 30, 2025, total share-based compensation of $29.2 is expected to be recognized over the weighted-average period of approximately 2.2 years.
NOTE 15 — Commitments and Contingencies
Environmental
We are subject to federal, state, local, and foreign environmental laws and regulations concerning, among other matters, wastewater effluents, air emissions, and handling and disposal of hazardous materials, such as cleaning fluids. We are involved with environmental compliance, investigation, monitoring, and remediation activities at certain of our owned and formerly owned manufacturing facilities, and, except for these continuing remediation efforts, believe we are currently in substantial compliance with all known environmental regulations. Undiscounted accrued reserves at both June 30, 2025 and December 31, 2024 were not material.
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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our results of operations and financial condition should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements. Actual results may differ materially from those discussed below. See “Forward-Looking Statements” at the end of this discussion and Part II, Item 1A. “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with this discussion.
Overview
Chart Industries, Inc. is a global leader in the design, engineering, and manufacturing of process technologies and equipment for gas and liquid molecule handling for the Nexus of Clean™ - clean power, clean water, clean food, and clean industrials, regardless of molecule. The Company’s unique product and solution portfolio across stationary and rotating equipment is used in every phase of the liquid gas supply chain, including engineering, service and repair and from installation to preventive maintenance and digital monitoring. Chart is a leading provider of technology, equipment and services related to LNG, hydrogen, biogas and CO2 capture among other applications. Chart is committed to excellence in ESG issues both for its company as well as its customers. With 65 global manufacturing locations and over 50 service centers from the United States to Asia, Australia, India, Europe the Middle East, Africa and South America, we maintain accountability and transparency to our team members, suppliers, customers and communities.
The financial information presented and discussion of results that follows is presented on a continuing operations basis unless stated otherwise.
Proposed Merger with Baker Hughes Company
On July 28, 2025, Chart Industries, Inc., a Delaware corporation (“Chart”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Baker Hughes Company, a Delaware corporation (“Baker Hughes”), and Tango Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Baker Hughes (“Merger Sub”). The Merger Agreement was unanimously approved by Chart’s board of directors (the “Chart Board”).
Pursuant to the Merger Agreement, and subject to the terms and conditions described therein, Merger Sub will merge with and into Chart (the “Merger”), with Chart continuing as the surviving corporation and becoming a wholly owned subsidiary of Baker Hughes.
At the effective time of the Merger (the “Effective Time”), each share of common stock of Chart, par value $0.01 per share (“Chart Common Stock”), issued and outstanding immediately prior to the Effective Time (other than (i) shares held by Chart or its subsidiaries as treasury stock or otherwise, (ii) shares held by Baker Hughes or its subsidiaries, and (iii) shares as to which appraisal rights have been properly exercised and not withdrawn under Delaware law) will be converted automatically into the right to receive $210.00 in cash (the “Merger Consideration”), without interest and subject to any applicable withholding tax.
If any shares of Chart’s 6.75% Series B Mandatory Convertible Preferred Stock, par value $0.01 per share (“Chart Preferred Stock”), remain outstanding immediately prior to the Effective Time, the Merger Agreement provides that the parties will amend the Merger Agreement, if necessary, to give effect to the treatment of such shares as mutually agreed upon by the parties (subject to compliance with the terms of the Chart Preferred Stock).
Pursuant to the Merger Agreement, each equity award of Chart granted under its equity plans or otherwise that is outstanding immediately prior to the Effective Time will be treated as follows: (i) each outstanding option to purchase shares of Chart Common Stock, whether vested or unvested, that has an exercise price per share less than the Merger Consideration will be cancelled and converted into the right to receive a cash payment equal to the product of (x) the excess of the Merger Consideration over the per-share exercise price of such option and (y) the number of shares subject to the option, and any stock option with an exercise price equal to or greater than the Merger Consideration will be cancelled for no consideration; (ii) each outstanding restricted stock unit granted prior to the date of the Merger Agreement, whether vested or unvested, will be converted into the right to receive the Merger Consideration in respect of the number of shares of Chart Common Stock underlying such award; and (iii) each outstanding performance stock unit (“PSU”) will vest as to a pro-rata portion of the award based on the portion of the performance period elapsed prior to the Effective Time, with the level of performance deemed to be satisfied at the greater of (x) the target level of performance applicable to such PSU and (y) the actual level of performance achieved as of immediately prior to the Effective Time (as reasonably determined by the Chart Board or the compensation committee thereof), and the vested portion of each PSU will be cancelled and converted into the right to receive a cash payment equal to the Merger Consideration for each vested share.
The Merger Agreement contains customary representations and warranties of each of Chart and Baker Hughes, which, in the case of Chart, are qualified by the confidential disclosures provided to Baker Hughes in connection with the Merger Agreement, as well as matters included in Chart’s reports filed with the Securities and Exchange Commission prior to the date of the Merger Agreement. Additionally, the Merger Agreement provides for customary pre-closing covenants of each of Chart and Baker Hughes, including to cooperate and use reasonable best efforts with respect to seeking regulatory approvals (subject to certain specified limitations), and, in the case of Chart: (i) to conduct its business in the ordinary course (subject to certain exceptions); (ii) to hold a meeting of its stockholders to obtain the requisite stockholder approval contemplated by the Merger Agreement; (iii) not to solicit proposals relating to any alternative business combination transactions; and (iv) subject to certain exceptions, not to enter into any discussion concerning, or provide confidential information in connection with, any such alternative business combination transactions.
In addition, with respect to the termination of the Flowserve Merger Agreement (as defined below) and the payment of the Flowserve Termination Payment (as defined below) to Flowserve (as defined below), Baker Hughes is required to pay $258 million of such Flowserve Termination Payment to Flowserve on Chart’s behalf (and Chart shall pay the remaining $8 million portion thereof).
The completion of the Merger is subject to the satisfaction or waiver of certain conditions, including (i) the approval by holders of Chart Common Stock of a proposal to adopt the Merger Agreement; (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain other clearances, approvals and consents under certain applicable foreign antitrust and regulatory laws; (iii) the absence of governmental restraints or prohibitions preventing the consummation of the Merger; (iv) the representations and warranties of Chart and Baker Hughes being true and correct (subject to certain qualifications); (v) the performance in all material respects by the parties of their respective obligations under the Merger Agreement and (vi) the absence of any effect, change or event that has had a material adverse effect on Chart, subject to certain exceptions.
The Merger Agreement contains certain termination rights for the parties, including in the event that (i) the parties agree in writing to terminate the Merger Agreement, (ii) the Merger is not consummated on or before the one-year anniversary of the date of the Merger Agreement, which is subject to two automatic six-month extensions if certain regulatory conditions remain outstanding (as extended, the “Outside Date”), (iii) the requisite stockholder approval of Chart required in connection with the Merger is not obtained at Chart’s stockholder meeting, (iv) any legal restraint having the effect of prohibiting the consummation of the Merger shall have become final and nonappealable or (v) the other party has breached its representations, warranties or covenants in the Merger Agreement, subject to certain qualifications. In addition, (i) Baker Hughes can terminate the Merger Agreement prior to Chart’s stockholder meeting if the Chart Board has changed its recommendation in connection with the Merger, or has failed to make or reaffirm such recommendation in certain circumstances, and (ii) Chart can terminate the Merger Agreement prior to Chart’s stockholder meeting in order to substantially concurrently enter into a superior proposal from a third party, subject to certain qualifications.
The Merger Agreement provides that, upon termination of the Merger Agreement under certain specified circumstances, including (i) a change in the recommendation of the Chart Board in connection with the Merger, (ii) a termination of the Merger Agreement by Chart or Baker Hughes because of a failure of Chart’s stockholders to adopt the Merger Agreement at Chart’s stockholder meeting, a material breach by Chart or because the Merger is not consummated by the Outside Date, in each case at a time when there was an offer or proposal for an alternative transaction with Chart and Chart enters into or consummates an alternative transaction within twelve (12) months following such date of termination, or (iii) a termination of the Merger Agreement by Chart in order to substantially concurrently enter into a superior proposal from a third party (subject to certain qualifications), Chart will pay to Baker Hughes a termination fee equal to $250 million in cash. In addition, if the Merger Agreement is terminated under circumstances where such termination fee becomes payable by Chart, Chart will also be required to reimburse Baker Hughes for the portion of the Flowserve Termination Payment that Baker Hughes paid on Chart’s behalf in connection with the termination of the Flowserve Merger Agreement.
The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances related to the failure to obtain required antitrust or foreign investment law approvals, Baker Hughes shall pay to Chart a reverse termination fee equal to $500 million in cash.
Termination of Merger Agreement with Flowserve Corporation
As previously disclosed, on June 3, 2025, Chart entered into an Agreement and Plan of Merger with Flowserve Corporation, a New York corporation (“Flowserve”), Big Sur Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Flowserve, and Napa Merger Sub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Flowserve (the “Flowserve Merger Agreement”).
On July 28, 2025, prior to entering into the Merger Agreement, Chart, Flowserve, Big Sur Merger Sub, Inc., and Napa Merger Sub LLC entered into a Termination Agreement, pursuant to which the parties agreed to terminate the Flowserve Merger Agreement (the “Termination Agreement”). Under the terms of the Termination Agreement, a termination payment of $266 million (the “Flowserve Termination Payment”) shall be paid in cash to Flowserve (of which, as noted above, $258 million shall be paid by Baker Hughes on Chart’s behalf and $8 million shall be paid by Chart). The Flowserve Termination Payment consists of the $250 million termination fee that is required to be paid to Flowserve under the Flowserve Merger Agreement plus an additional agreed upon amount of $16 million to reimburse Flowserve for certain expenses. In addition, the Termination Agreement provides for a mutual release of all claims related to or arising out of the Flowserve Merger Agreement and the transactions contemplated thereby, as well as a letter of intent between Chart and Flowserve to amend an existing supply agreement between them (or their affiliates) to extend the term and to expand the coverage thereof to include certain additional products of Flowserve during such term.
Macroeconomic Impacts
Geopolitical instability continues to create uncertainty in the global economy, including the current conflict between Russia and Ukraine and the related sanctions imposed by countries against Russia, along with the heightened tensions between the United States and China. Unrest in the Middle East may impact our business and operations and strain global supply chains. Moreover, a substantial amount of uncertainty exists regarding the impact of international monetary and trade policies on our business and markets, including possible continued volatility in interest rates and inflation, as well as the unknown impact of recent or threatened changes to U.S. governmental trade policies, including the introduction of global tariffs on all U.S. trading partners, as well as the possible impact of any retaliatory tariffs on products from the United States. Additionally, geopolitical uncertainty regarding energy policies may affect the timing of certain projects. We are unable to predict the impact these actions will have on the global economy or on our business, financial condition and results of operations. These events did not have a material adverse effect on our reported results for the second quarter of 2025. We continue to actively monitor the impact of these macroeconomic developments on our results of operations for the remainder of 2025 and beyond.
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
Second Quarter 2025 Highlights
We had consolidated orders of $1,497.6 million for the three months ended June 30, 2025 compared to $1,164.7 million for the three months ended June 30, 2024. The increase in orders versus the three months ended June 30, 2024 was largely driven by higher orders in Heat Transfer Systems, Specialty Products and Repair, Service & Leasing. Our ending total backlog was $5,536.5 million as of June 30, 2025 compared to $4,426.0 million as of June 30, 2024.
Consolidated sales were $1,082.3 million in the three months ended June 30, 2025 compared to $1,040.3 million in the three months ended June 30, 2024. Compared to the second quarter of 2024, sales were up 4.0% driven by increases in our Heat Transfer Systems and Specialty Products segments. Consolidated gross profit margin for the three months ended June 30, 2025 of 33.6% decreased from 33.8% for the three months ended June 30, 2024. This decrease from the three months ended June 30, 2024 was primarily driven by lower margins in our Repair, Service & Leasing segment, largely stemming from the absence in the current quarter of higher margin emergency service repair contracts that existed in the prior year quarter.

Consolidated Results for the Three Months Ended June 30, 2025 and 2024, and March 31, 2025
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the three months ended June 30, 2025 and 2024 and March 31, 2025 (dollars in millions).
Selected Financial Information

	Three Months Ended			Current Quarter vs. Prior Year Same Quarter		Current Quarter vs. Prior Sequential Quarter
	June 30, 2025	June 30, 2024	March 31, 2025	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Sales
Cryo Tank Solutions	$155.9	$165.5	$153.2	$(9.6)	(5.8)%	$2.7	1.8%
Heat Transfer Systems	295.3	236.7	267.3	58.6	24.8%	28.0	10.5%
Specialty Products	292.9	277.6	276.1	15.3	5.5%	16.8	6.1%
Repair, Service & Leasing	338.2	360.5	304.9	(22.3)	(6.2)%	33.3	10.9%
Intersegment eliminations	—	—	—	—	—%	—	—%
Consolidated	$1,082.3	$1,040.3	$1,001.5	$42.0	4.0%	$80.8	8.1%

Gross Profit
Cryo Tank Solutions	$42.8	$33.4	$37.2	$9.4	28.1%	$5.6	15.1%
Heat Transfer Systems	89.1	60.8	82.6	28.3	46.5%	6.5	7.9%
Specialty Products	80.7	80.8	83.7	(0.1)	(0.1)%	(3.0)	(3.6)%
Repair, Service & Leasing	150.9	176.6	136.3	(25.7)	(14.6)%	14.6	10.7%
Consolidated	$363.5	$351.6	$339.8	$11.9	3.4%	$23.7	7.0%

Gross Profit Margin
Cryo Tank Solutions	27.5%	20.2%	24.3%
Heat Transfer Systems	30.2%	25.7%	30.9%
Specialty Products	27.6%	29.1%	30.3%
Repair, Service & Leasing	44.6%	49.0%	44.7%
Consolidated	33.6%	33.8%	33.9%

SG&A Expenses
Cryo Tank Solutions	$15.1	$15.5	$17.7	$(0.4)	(2.6)%	$(2.6)	(14.7)%
Heat Transfer Systems	11.1	10.7	10.8	0.4	3.7%	0.3	2.8%
Specialty Products	32.7	20.7	30.4	12.0	58.0%	2.3	7.6%
Repair, Service & Leasing	35.3	42.8	38.9	(7.5)	(17.5)%	(3.6)	(9.3)%
Corporate	51.1	46.5	43.2	4.6	9.9%	7.9	18.3%
Consolidated	$145.3	$136.2	$141.0	$9.1	6.7%	$4.3	3.0%

SG&A Expenses (% of Sales)
Cryo Tank Solutions	9.7%	9.4%	11.6%
Heat Transfer Systems	3.8%	4.5%	4.0%
Specialty Products	11.2%	7.5%	11.0%
Repair, Service & Leasing	10.4%	11.9%	12.8%
Consolidated	13.4%	13.1%	14.1%

	Three Months Ended			Current Quarter vs. Prior Year Same Quarter		Current Quarter vs. Prior Sequential Quarter
	June 30, 2025	June 30, 2024	March 31, 2025	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Operating Income (Loss)
Cryo Tank Solutions	$25.7	$16.0	$17.6	$9.7	60.6%	$8.1	46.0%
Heat Transfer Systems	73.0	45.1	66.9	27.9	61.9%	6.1	9.1%
Specialty Products	43.0	55.0	48.3	(12.0)	(21.8)%	(5.3)	(11.0)%
Repair, Service & Leasing	78.9	98.0	62.7	(19.1)	(19.5)%	16.2	25.8%
Corporate	(51.1)	(46.3)	(43.2)	(4.8)	10.4%	(7.9)	18.3%
Consolidated	$169.5	$167.8	$152.3	$1.7	1.0%	$17.2	11.3%

Operating Margin
Cryo Tank Solutions	16.5%	9.7%	11.5%
Heat Transfer Systems	24.7%	19.1%	25.0%
Specialty Products	14.7%	19.8%	17.5%
Repair, Service & Leasing	23.3%	27.2%	20.6%
Consolidated	15.7%	16.1%	15.2%
Results of Operations for the Three Months Ended June 30, 2025 and 2024
Sales for the second quarter of 2025 compared to the same quarter in 2024 increased by $42.0 million, from $1,040.3 million to $1,082.3 million, or 4.0%. The increase compared to the second quarter in 2024 was primarily driven by increased sales in our Specialty Products and Heat Transfer Systems segments.
Gross profit was $363.5 million for the second quarter of 2025, an increase of $11.9 million, or 3.4%, compared to $351.6 million for the same quarter in 2024. Gross profit margin of 33.6% for the second quarter of 2025 was a decrease of 20 basis points from 33.8% in the second quarter of 2024. The gross profit margin decrease versus the second quarter of 2024 were driven by lower margins in our Repair Service & Leasing and Specialty Products segments that were partially offset by improved margins in our Cryo Tank Solutions and Heat Transfer Systems segments. The decrease in gross profit margin was significantly impacted by record field service work that occurred in the second quarter of 2024 that commanded higher margins not repeating in the second quarter of 2025.
Consolidated selling, general and administrative (“SG&A”) expenses increased by $9.1 million or 6.7% during the second quarter of 2025 compared to the same quarter in 2024 primarily due to the absence of a favorable acquisition-related contingent consideration adjustment that was recorded in the six months ended June 30, 2024 and legal costs associated with the previously proposed Flowserve merger.
Amortization expense increased by $1.1 million to $48.7 million for the second quarter of 2025, compared to $47.6 million for the same quarter of 2024.

Interest Expense, Net
The following table presents the components of interest expense, net (dollars in millions):

	Three Months Ended June 30,
	2025	2024
Interest expense term loans due March 2030	$27.2	$35.8
Interest expense senior secured notes due 2030	27.3	27.3
Interest expense senior unsecured notes due 2031	12.2	12.2
Interest expense senior secured revolving credit facility due April 2029	7.6	7.7
Interest expense convertible notes due November 2024	—	0.6
Financing costs amortization	4.9	4.7
Interest income	(1.8)	(2.5)
Capitalized interest	—	(2.0)
Other	0.9	0.5
Interest expense, net	$78.3	$84.3
Interest expense, net decreased by $6.0 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, which was mainly driven by lower interest rates and lower overall debt outstanding relative to our term loans due March 2030 in the second quarter of 2025 compared to the second quarter of 2024.
Financing costs amortization was $4.9 million and $4.7 million for the three months ended June 30, 2025 and 2024, respectively.
Income Tax Expense
Income tax expense of $15.8 million and $15.5 million for the three months ended June 30, 2025 and 2024, respectively, represents taxes on both U.S. and foreign earnings at a consolidated effective income tax rate of 16.6% and 19.4%, respectively. The effective income tax rate of 16.6% for the three months ended June 30, 2025 differed from the U.S. federal statutory rate of 21% primarily due to the U.S. impact of foreign operations, the release of valuation allowances, research and development credits and favorable provision to return true-ups offset by income earned by certain of our foreign entities being taxed at higher rates than the U.S. federal statutory rate and withholding taxes on foreign earnings not permanently reinvested.
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
The U.S. Congress enacted the One Big Beautiful Bill Act (“OBBBA”), which introduces several significant tax provisions, including extensions of prior tax cuts and revisions to the international tax framework. As the legislation has multiple effective dates, we are currently evaluating the impact of the OBBBA on our consolidated financial statements. These legislative changes could have an impact on our future effective tax rate, tax liabilities, and cash tax.
Net Income Attributable to Chart Industries, Inc. from Continuing Operations
As a result of the foregoing, net income attributable to Chart Industries, Inc. from continuing operations for the three months ended June 30, 2025 and 2024 was $76.1 million and $58.8 million, respectively.

Consolidated Results for the Six Months Ended June 30, 2025 and 2024
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the six months ended June 30, 2025 and 2024 (dollars in millions).
Selected Financial Information

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2025	June 30, 2024	Variance ($)	Variance (%)
Sales
Cryo Tank Solutions	$309.1	$325.2	$(16.1)	(5.0)%
Heat Transfer Systems	562.6	490.3	72.3	14.7%
Specialty Products	569.0	514.1	54.9	10.7%
Repair, Service & Leasing	643.1	661.5	(18.4)	(2.8)%
Intersegment eliminations	—	(0.1)	0.1	(100.0)%
Consolidated	$2,083.8	$1,991.0	$92.8	4.7%

Gross Profit
Cryo Tank Solutions	$80.0	$66.2	$13.8	20.8%
Heat Transfer Systems	171.7	130.9	40.8	31.2%
Specialty Products	164.4	139.7	24.7	17.7%
Repair, Service & Leasing	287.2	317.1	(29.9)	(9.4)%
Consolidated	$703.3	$653.9	$49.4	7.6%

Gross Profit Margin
Cryo Tank Solutions	25.9%	20.4%
Heat Transfer Systems	30.5%	26.7%
Specialty Products	28.9%	27.2%
Repair, Service & Leasing	44.7%	47.9%
Consolidated	33.8%	32.8%

SG&A Expenses
Cryo Tank Solutions	$32.8	$32.4	$0.4	1.2%
Heat Transfer Systems	21.9	24.6	(2.7)	(11.0)%
Specialty Products	63.1	49.4	13.7	27.7%
Repair, Service & Leasing	74.2	82.3	(8.1)	(9.8)%
Corporate	94.3	89.0	5.3	6.0%
Consolidated	$286.3	$277.7	$8.6	3.1%

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2025	June 30, 2024	Variance ($)	Variance (%)
SG&A Expenses % of Sales
Cryo Tank Solutions	10.6%	10.0%
Heat Transfer Systems	3.9%	5.0%
Specialty Products	11.1%	9.6%
Repair, Service & Leasing	11.5%	12.4%
Consolidated	13.7%	13.9%

Operating Income (Loss)
Cryo Tank Solutions	$43.3	$30.0	$13.3	44.3%
Heat Transfer Systems	139.9	96.3	43.6	45.3%
Specialty Products	91.3	80.1	11.2	14.0%
Repair, Service & Leasing	141.6	163.1	(21.5)	(13.2)%
Corporate	(94.3)	(88.8)	(5.5)	6.2%
Consolidated	$321.8	$280.7	$41.1	14.6%

Operating Margin
Cryo Tank Solutions	14.0%	9.2%
Heat Transfer Systems	24.9%	19.6%
Specialty Products	16.0%	15.6%
Repair, Service & Leasing	22.0%	24.7%
Consolidated	15.4%	14.1%
Results of Operations for the Six Months Ended June 30, 2025 and 2024
Sales for the first six months of 2025 compared to the same period in 2024 increased by $92.8 million, from $1,991.0 million to $2,083.8 million driven by increased sales in our Heat Transfer Systems and Specialty Products segments.
Gross profit increased during the first six months of 2025 compared to the first six months of 2024 by $49.4 million or 7.6%, while gross profit margin of 33.8% for the first six months of 2025 increased from 32.8% in the first six months of 2024. The increase in gross profit margin for the first six months of 2025 compared to the same period in 2024 was driven by increases in our Cryo Tank Solutions, Heat Transfer Systems and Specialty Products segments.
Consolidated SG&A expenses increased by $8.6 million or 3.1% during the first six months of 2025 compared to the same period in 2024 primarily driven by increased IT costs and the absence of a favorable acquisition-related contingent consideration adjustment that was recorded in the six months ended June 30, 2024.

Interest Expense, Net and Financing Costs Amortization
The following table presents the components of interest expense, net (dollars in millions):

	Six Months Ended June 30,
	2025	2024
Interest expense term loans due March 2030	$54.1	$71.6
Interest expense senior secured notes due 2030	54.0	54.1
Interest expense senior unsecured notes due 2031	24.0	24.0
Interest expense senior secured revolving credit facility due April 2029	14.9	14.6
Interest expense convertible notes due November 2024	—	1.5
Financing costs amortization	9.7	9.4
Interest income	(3.0)	(4.7)
Capitalized interest	(0.1)	(4.0)
Discontinued operations interest expense, net	—	—
Other	1.8	1.6
Interest expense, net	$155.4	$168.1
Interest expense, net decreased by $12.7 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was mainly driven by lower interest rates and lower debt outstanding on our term loans due March 2030.
Financing costs amortization was $9.7 million for the six months ended June 30, 2025 as compared to $9.4 million for the six months ended June 30, 2024.
Income Tax Expense
Income tax expense of $33.4 million and $24.3 million for the six months ended June 30, 2025 and 2024, respectively, represents taxes on both U.S. and foreign earnings at a consolidated effective income tax rate of 20.0% and 23.0%, respectively. The effective income tax rate of 20.0% for the six months ended June 30, 2025 differed from the U.S. federal statutory rate of 21% primarily due to income earned by certain of our foreign entities being taxed at higher rates than the U.S. federal statutory rate and withholding taxes on foreign earnings not permanently reinvested offset by the U.S. impact of foreign operations and research and development credits.
The effective income tax rate of 23.0% for the six months ended June 30, 2024 differed from the U.S. federal statutory rate of 21% primarily due to one-time impacts from acquisitions and income earned by certain of our foreign entities being taxed at higher rates than the U.S. federal statutory rate, the U.S. taxation of international operations with the expanded global footprint and transaction costs from the Howden Acquisition offset by research and development credits and excess tax benefits associated with share-based compensation.
Net Income Attributable to Chart Industries, Inc. from Continuing Operations
As a result of the foregoing, net income attributable to Chart Industries, Inc. from continuing operations for the six months ended June 30, 2025 and 2024 was $127.6 million and $72.3 million, respectively.
Segment Results
Our reportable and operating segments include: Cryo Tank Solutions, Heat Transfer Systems, Specialty Products and Repair, Service & Leasing. Corporate includes certain unallocated operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, risk management and share-based compensation expenses. Corporate support functions are not allocated to the segments. For further information, refer to Note 2, “Reportable Segments” of our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report. The following tables include key metrics used to evaluate our business and measure our performance and represent selected financial data for our operating segments for the three and six months ended June 30, 2025 and 2024 (dollars in millions):

Cryo Tank Solutions — Results of Operations for the Three Months Ended June 30, 2025 and 2024

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	June 30, 2025	June 30, 2024	Variance ($)	Variance (%)
Sales	$155.9	$165.5	$(9.6)	(5.8)%
Gross Profit	42.8	33.4	9.4	28.1%
Gross Profit Margin	27.5%	20.2%
SG&A Expenses	$15.1	$15.5	$(0.4)	(2.6)%
SG&A Expenses (% of Sales)	9.7%	9.4%
Operating Income	$25.7	$16.0	$9.7	60.6%
Operating Margin	16.5%	9.7%
For the second quarter of 2025, Cryo Tank Solutions segment sales decreased by $9.6 million as compared to the same quarter in 2024 primarily driven by lower industrial gas sales within the United States.
During the second quarter of 2025, Cryo Tank Solutions segment gross profit increased by $9.4 million as compared to the same quarter in 2024, and gross profit margin increased by 730 basis points. The increase in gross profit and gross profit margin was driven by improved product mix and productivity.
Cryo Tank Solutions segment SG&A expenses decreased by $0.4 million during the second quarter of 2025 as compared to the same quarter in 2024.
Cryo Tank Solutions — Results of Operations for the Six Months Ended June 30, 2025 and 2024

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2025	June 30, 2024	Variance ($)	Variance (%)
Sales	$309.1	$325.2	$(16.1)	(5.0)%
Gross Profit	80.0	66.2	13.8	20.8%
Gross Profit Margin	25.9%	20.4%
SG&A Expenses	$32.8	$32.4	$0.4	1.2%
SG&A Expenses (% of Sales)	10.6%	10.0%
Operating Income	$43.3	$30.0	$13.3	44.3%
Operating Margin	14.0%	9.2%
For the first six months of 2025, Cryo Tank Solutions segment sales decreased by $16.1 million compared to the same period in 2024. This decrease was primarily driven by lower sales in industrial gases in the United States offset by improved sales in Europe and China.
During the first six months of 2025, Cryo Tank Solutions segment gross profit increased by $13.8 million as compared to the same period in 2024, and the gross profit margin increased by 550 basis points. The increase in gross profit margin was driven by better project mix and productivity in the United States and Europe partially offset by lower margins in China due to project mix in the first quarter of 2025.
Cryo Tank Solutions segment SG&A expenses increased by $0.4 million during the first six months of 2025 as compared to the same period in 2024.

Heat Transfer Systems — Results of Operations for the Three Months Ended June 30, 2025 and 2024

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	June 30, 2025	June 30, 2024	Variance ($)	Variance (%)
Sales	$295.3	$236.7	$58.6	24.8%
Gross Profit	89.1	60.8	28.3	46.5%
Gross Profit Margin	30.2%	25.7%
SG&A Expenses	$11.1	$10.7	$0.4	3.7%
SG&A Expenses (% of Sales)	3.8%	4.5%
Operating Income	$73.0	$45.1	$27.9	61.9%
Operating Margin	24.7%	19.1%
For the second quarter of 2025, Heat Transfer Systems segment sales increased by $58.6 million as compared to the same quarter in 2024. This increase was driven by continued execution of our backlog, largely in LNG projects as well as data centers and traditional energy.
During the second quarter of 2025, Heat Transfer Systems segment gross profit increased by $28.3 million as compared to the same quarter in 2024, and gross profit margin increased by 450 basis points. The increase in gross profit margin is largely due to better productivity and project mix.
Heat Transfer Systems segment SG&A expenses increased by $0.4 million during the second quarter of 2025 as compared to the same quarter in 2024.
Heat Transfer Systems — Results of Operations for the Six Months Ended June 30, 2025 and 2024

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2025	June 30, 2024	Variance ($)	Variance (%)
Sales	$562.6	$490.3	$72.3	14.7%
Gross Profit	171.7	130.9	40.8	31.2%
Gross Profit Margin	30.5%	26.7%
SG&A Expenses	$21.9	$24.6	$(2.7)	(11.0)%
SG&A Expenses (% of Sales)	3.9%	5.0%
Operating Income	$139.9	$96.3	$43.6	45.3%
Operating Margin	24.9%	19.6%
For the first six months of 2025, Heat Transfer Systems segment sales increased by $72.3 million as compared to the same period in 2024. The increase in sales was driven by increased sales in LNG as well as data centers and traditional energy.
During the first six months of 2025, Heat Transfer Systems segment gross profit increased by $40.8 million as compared to the same period in 2024 primarily due to the increase in sales, and gross profit margin increased by 380 basis points largely due to better productivity and project mix.
Heat Transfer Systems segment SG&A expenses decreased by $2.7 million during the first six months of 2025 as compared to the same period in 2024.

Specialty Products — Results of Operations for the Three Months Ended June 30, 2025 and 2024

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	June 30, 2025	June 30, 2024	Variance ($)	Variance (%)
Sales	$292.9	$277.6	$15.3	5.5%
Gross Profit	80.7	80.8	(0.1)	(0.1)%
Gross Profit Margin	27.6%	29.1%
SG&A Expenses	$32.7	$20.7	$12.0	58.0%
SG&A Expenses (% of Sales)	11.2%	7.5%
Operating Income	$43.0	$55.0	$(12.0)	(21.8)%
Operating Margin	14.7%	19.8%
Specialty Products segment sales increased by $15.3 million during the second quarter of 2025 as compared to the same quarter in 2024. The increase in Specialty Products segment sales was driven by increased sales in hydrogen, space, chemicals, infrastructure, and helium end markets.
Specialty Products segment gross profit for the second quarter of 2025 was unchanged as compared to the same quarter in 2024. Gross profit margin decreased by 150 basis points primarily due to less favorable end-market sales mix and additional production costs incurred.
Specialty Products segment SG&A expenses increased by $12.0 million during the second quarter of 2025 as compared to the same quarter in 2024 primarily driven by the absence of a favorable acquisition-related contingent consideration adjustment that was recorded in the six months ended June 30, 2024.
Specialty Products — Results of Operations for the Six Months Ended June 30, 2025 and 2024

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2025	June 30, 2024	Variance ($)	Variance (%)
Sales	$569.0	$514.1	$54.9	10.7%
Gross Profit	164.4	139.7	24.7	17.7%
Gross Profit Margin	28.9%	27.2%
SG&A Expenses	$63.1	$49.4	$13.7	27.7%
SG&A Expenses (% of Sales)	11.1%	9.6%
Operating Income	$91.3	$80.1	$11.2	14.0%
Operating Margin	16.0%	15.6%
Specialty Products segment sales increased by $54.9 million during the first six months of 2025 as compared to the same period in 2024. The increase in Specialty Products segment sales was mainly due to increased sales largely in hydrogen as well as increased sales in space, water treatment and infrastructure end markets.
Specialty Products segment gross profit increased by $24.7 million during the first six months of 2025 as compared to the same period in 2024 and increased 170 basis points due to improved margins in hydrogen, water treatment and infrastructure projects.
Specialty Products segment SG&A expenses increased by $13.7 million during the first six months of 2025 as compared to the same period in 2024 primarily driven by the absence of a favorable acquisition-related contingent consideration adjustment that was recorded in the six months ended June 30, 2024.

Repair, Service & Leasing — Results of Operations for the Three Months Ended June 30, 2025 and 2024

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	June 30, 2025	June 30, 2024	Variance ($)	Variance (%)
Sales	$338.2	$360.5	$(22.3)	(6.2)%
Gross Profit	150.9	176.6	(25.7)	(14.6)%
Gross Profit Margin	44.6%	49.0%
SG&A Expenses	$35.3	$42.8	$(7.5)	(17.5)%
SG&A Expenses (% of Sales)	10.4%	11.9%
Operating Income	$78.9	$98.0	$(19.1)	(19.5)%
Operating Margin	23.3%	27.2%
For the second quarter of 2025, Repair, Service & Leasing segment sales decreased by $22.3 million as compared to the same quarter in 2024. The decrease was primarily driven by record field service work in 2024 that did not repeat in the second quarter of 2025.
During the second quarter of 2025, Repair, Service & Leasing segment gross profit decreased by $25.7 million as compared to the same quarter in 2024, and gross profit margin decreased by 440 basis points. The decrease in gross profit margin was driven by record emergency field service repair work that occurred in the second quarter of 2024 that commanded higher margins not repeating in the second quarter of 2025.
Repair, Service & Leasing segment SG&A expenses during the second quarter of 2025 decreased by $7.5 million compared to the second quarter 2024. The decrease in SG&A expenses was driven by lower IT services and maintenance costs, as well as, lower travel & entertainment costs.
Repair, Service & Leasing — Results of Operations for the Six Months Ended June 30, 2025 and 2024

	Six Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	June 30, 2025	June 30, 2024	Variance ($)	Variance (%)
Sales	$643.1	$661.5	$(18.4)	(2.8)%
Gross Profit	287.2	317.1	(29.9)	(9.4)%
Gross Profit Margin	44.7%	47.9%
SG&A Expenses	$74.2	$82.3	$(8.1)	(9.8)%
SG&A Expenses (% of Sales)	11.5%	12.4%
Operating Income	$141.6	$163.1	$(21.5)	(13.2)%
Operating Margin	22.0%	24.7%
For the first six months of 2025, Repair, Service & Leasing segment sales decreased by $18.4 million as compared to the same period in 2024. This decrease was primarily due to record field service work that did not repeat in the second quarter of 2025.
During the first six months of 2025, Repair, Service & Leasing segment gross profit decreased by $29.9 million as compared to the same period in 2024, and gross profit margin decreased by 320 basis points. The decrease in gross profit and gross profit margin was driven by record field service work that occurred in the second quarter of 2024 that commanded higher margins which did not repeat in the second quarter of 2025.
Repair, Service & Leasing segment SG&A expenses decreased by $8.1 million during the first six months of 2025 as compared to the same period in 2024, driven by lower IT services, maintenance costs as well as lower travel & entertainment cost.
Corporate
Corporate SG&A expenses increased by $4.6 million during the second quarter of 2025 as compared to the same quarter in 2024. Corporate SG&A expenses increased by $5.3 million in the first six months of 2025 compared to the same period in 2024.

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
Sources and Uses of Cash
The discussion of sources and uses of cash that follows is presented on a consolidated basis. Our cash, cash equivalents, restricted cash, and restricted cash equivalents totaled $344.0 million at June 30, 2025, an increase of $33.5 million from the balance at December 31, 2024. Our foreign subsidiaries held cash of $287.9 million and $281.6 million, at June 30, 2025, and December 31, 2024, respectively. No material restrictions exist to accessing cash held by our foreign subsidiaries. Cash equivalents are primarily invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations, and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization, and in the case of cash equivalents in China, obligations of local banks. We believe that our existing cash and cash equivalents, funds available under our senior secured revolving credit facility due April 2029 or other financing alternatives, and cash provided by operations will be sufficient to meet our normal working capital needs, capital expenditures, debt repayments and investments for the foreseeable future.
Cash provided by operating activities was $85.9 million for the six months ended June 30, 2025 as compared to cash provided by operating activities of $21.0 million for the six months ended June 30, 2024. The improvement in cash provided by operating activities was primarily due to higher net income in the current period.
Cash used in investing activities was $45.0 million and $95.6 million for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, we used $44.0 million for capital expenditures and $1.4 million mainly for investments in Hy24. During the six months ended June 30, 2024, we used $74.2 million for capital expenditures and $13.1 million mainly for investments in Hy24.
Cash used in financing activities was $17.7 million for the six months ended June 30, 2025. Cash provided by financing activities was $126.9 million for the six months ended June 30, 2024. During the six months ended June 30, 2025, we borrowed $1,485.1 million and repaid $1,477.5 million in borrowings on our revolving credit facility and paid $13.6 million of dividends on our mandatory convertible preferred stock. During the six months ended June 30, 2024, we borrowed $1,484.8 million and repaid $1,336.3 million in borrowings on our revolving credit facility and paid $13.6 million of dividends on our mandatory convertible preferred stock.
Cash Requirements
We do not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2025. Management anticipates we will be able to satisfy cash requirements for our ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities.
The Merger Agreement provides that, upon termination of the Merger Agreement under certain specified circumstances, Chart will pay to Baker Hughes a termination fee equal to $250 million in cash. In addition, if the Merger Agreement is terminated under circumstances where such termination fee becomes payable by Chart, Chart will also be required to reimburse Baker Hughes for the portion of the Flowserve Termination Payment that Baker Hughes paid on Chart’s behalf in connection with the termination of the Flowserve Merger Agreement.
The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances related to the failure to obtain required antitrust or foreign investment law approvals, Baker Hughes shall pay to Chart a reverse termination fee equal to $500 million in cash.
In addition, with respect to the termination of the Flowserve Merger Agreement and the payment of the Flowserve Termination Payment to Flowserve, Baker Hughes is required to pay $258 million of such Flowserve Termination Payment to Flowserve on Chart’s behalf and Chart shall pay the remaining $8 million portion thereof.
We have incurred transaction-related costs in connection with the previously proposed Flowserve merger, including, but not limited to, financial advisory, legal, accounting, and other professional service fees, and we expect to incur additional transaction-related costs in the future related to the proposed merger with Baker Hughes.

We have a co-investment agreement with certain affiliates of MSD Partners, L.P., (collectively, “BDT&MSD”) which gives BDT&MSD the right, but not the obligation, to require Chart to acquire all (and not less than all) of the shares of HTEC common stock acquired as part of BDT&MSD’s investment (the “Put Option”). From and after May 1, 2025, BDT&MSD shall have the right to exercise its Put Option. Based on the put option triggers in the co-investment agreement, we do not expect any balance sheet or cash impact with respect to such option prior to 2028. Further information is located in Note 7, “Investments” to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, that we have not recognized as revenue and excludes unexercised contract options and potential orders. Our backlog as of June 30, 2025 was $5,536.5 million, compared to $4,426.0 million as of June 30, 2024.
The tables below represent orders received and backlog by segment for the periods indicated (dollars in millions):

	Three Months Ended
	June 30, 2025	June 30, 2024	March 31, 2025
Orders
Cryo Tank Solutions	$157.0	$159.0	$152.6
Heat Transfer Systems	271.2	269.6	220.7
Specialty Products	663.3	423.7	487.7
Repair, Service & Leasing	406.1	312.4	454.6
Intersegment eliminations	—	—	—
Consolidated	$1,497.6	$1,164.7	$1,315.6

	As of
	June 30, 2025	June 30, 2024	March 31, 2025
Backlog
Cryo Tank Solutions	$317.6	$358.2	$318.7
Heat Transfer Systems	2,013.5	1,709.7	2,042.2
Specialty Products	2,403.6	1,806.4	2,057.4
Repair, Service & Leasing	801.8	562.7	725.3
Intersegment eliminations	—	(11.0)	—
Consolidated	$5,536.5	$4,426.0	$5,143.6
Cryo Tank Solutions segment orders for the three months ended June 30, 2025 were $157.0 million compared to $159.0 million for the three months ended June 30, 2024. The decrease in Cryo Tank Solutions segment orders during the three months ended June 30, 2025 when compared to the same quarter last year and the fourth quarter of 2024 was primarily driven by a large regasification equipment order in Europe that was not present during the second quarter of 2025. Cryo Tank Solutions segment backlog at June 30, 2025 totaled $317.6 million compared to $358.2 million as of June 30, 2024.
Heat Transfer Systems segment orders for the three months ended June 30, 2025 were $271.2 million compared to $269.6 million for the three months ended June 30, 2024. The increase in orders from the three months ended June 30, 2024 was mainly driven by lower orders in traditional energies. Heat Transfer Systems segment backlog at June 30, 2025 totaled $2,013.5 million, as compared to $1,709.7 million as of June 30, 2024 mainly as a result of orders in LNG and data centers.
Specialty Products segment orders for the three months ended June 30, 2025 were $663.3 million compared to $423.7 million for the three months ended June 30, 2024. The increase in Specialty Products segment orders during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was driven by orders in hydrogen, nuclear, marine, food and beverage, power generation and space end markets. Specialty Products segment backlog totaled $2,403.6 million as of June 30, 2025, compared to $1,806.4 million as of June 30, 2024.
Repair, Service & Leasing segment orders for the three months ended June 30, 2025 were $406.1 million compared to $312.4 million for the three months ended June 30, 2024. The increase in orders for the three months ended June 30, 2025 versus the first quarter of 2024 was due to increased orders across all lines of business and regions in the segment. Repair, Service & Leasing segment backlog totaled $801.8 million as of June 30, 2025, compared to $562.7 million as of June 30, 2024.
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
Forward-Looking Statements
Certain statements made in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements about the benefits of the proposed merger transaction between Chart Industries, Inc. (“Chart”) and Baker Hughes Company (“Baker Hughes”), including statements related to the expected timing of the completion of the transaction and other statements that are not historical facts. Forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “outlook,” “guidance,” “continue,” “target,” “estimates,” “potential,” “intends,” “plans,” or the negative of such terms or comparable terminology.
Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about the consummation of the potential merger transaction, including the expected time period to consummate the potential merger transaction. All such forward-looking statements are based upon current plans, estimates, expectations and ambitions that are subject to risks, uncertainties and assumptions, many of which are beyond the control of Chart and Baker Hughes, that could cause actual results to differ materially from those expressed in such forward-looking statements. Key factors that could cause actual results to differ materially include, but are not limited to: the risk that regulatory approvals are not obtained or are obtained subject to conditions, limitations or restrictions that are not anticipated by Chart; the failure to receive, on a timely basis or otherwise, the required transaction-related approval of Chart’s stockholders; potential delays in consummating the proposed merger transaction, including as a result of failure to receive any regulatory approvals (or any conditions, limitations or restrictions placed on such approvals); the possibility that competing offers or acquisition proposals may be made; the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement, including in circumstances which would require Chart or Baker Hughes to pay a termination fee; unforeseen or unknown liabilities; customer, stockholder, regulatory and other stakeholder approvals and support; unexpected future capital expenditures; potential litigation relating to the proposed merger transaction that could be instituted against Chart, Baker Hughes or their respective directors; the possibility that the transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; the effect of the announcement, pendency or completion of the proposed merger transaction on the parties’ business relationships and business generally; risks that the proposed merger transaction disrupts current plans and operations of Chart or Baker Hughes and potential difficulties in employee retention as a result of the proposed merger transaction, as well as the risk of disruption of management and ongoing business operations during the pendency of, the proposed merger transaction; uncertainties as to whether the proposed merger transaction will be consummated on the anticipated timing or at all; changes in commodity prices; negative effects of this announcement, and the pendency or completion of the proposed merger transaction on the market price of Chart’s common stock and/or operating results; rating agency actions and the ability to access short- and long-term debt markets on a timely and affordable basis; various events that could disrupt operations, including severe weather, cybersecurity attacks, as well as security threats and governmental response to them, and technological changes; labor disputes; changes in labor costs and labor difficulties; the effects of industry, market, economic, political or regulatory conditions outside of Chart’s or Baker Hughes’ control; the possibility that Baker Hughes may not be able to obtain sufficient financing or otherwise have sufficient financial resources to pay the merger consideration on a timely basis or otherwise; legislative, regulatory and economic developments targeting public companies in the industrial sector; global supply chain disruptions and the current inflationary environment; the substantial dependence of Chart’s sales on the success of the energy, chemical, power generation and general industries; economic, political and other risks associated with the international operations of Chart; potential adverse effects resulting from the implementation of tariffs and related retaliatory actions and changes to or uncertainties related to tariffs and trade agreements; and the risks described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in Part II, Item 1A, “Risk Factors”, in this Quarterly Report on Form 10-Q. Other unpredictable factors or factors not discussed in this communication could also have material adverse effects on forward-looking statements.

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as the same may be updated from time to time. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the filing date of this document or to reflect the occurrence of unanticipated events, except as otherwise required by law.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2024. As of June 30, 2025, there has been no material change in this information.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to our management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
In addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, the following risk factors have been identified as a result of our entering into the Merger Agreement with Baker Hughes.
Risks Related to the Proposed Merger
If the conditions to the Merger Agreement are not met, the Merger may not occur.
Specified conditions must be satisfied or waived before the parties to the Merger Agreement are obligated to complete the Merger. We do not control the satisfaction of all of such conditions. If the closing conditions are not satisfied or waived, the Merger will not occur, or will be delayed pending later satisfaction or waiver, and such delay may cause Chart to incur additional costs in connection with the Merger.
The Merger Agreement may be terminated in accordance with its terms, and the Merger may not be completed, which could negatively impact our business, financial results, and/or stock price.
The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger, including approval of Chart’s stockholders and receipt of required regulatory approvals. If the Merger is not completed for any reason, there may be adverse consequences and we may experience negative reactions from the financial markets, our customers, our suppliers and/or our employees.
We have incurred and expect to incur costs, fees, expenses, and charges related to the Merger and integration, and may incur additional costs we do not currently anticipate.
We have incurred and expect to incur additional costs, fees, expenses, and charges related to the Merger and integration. We may incur additional costs that we do not currently anticipate. These costs include and may include legal, financial advisory, accounting, and other advisory fees, retention, severance and employee benefit-related costs, public company filing fees and other regulatory fees, as well as closing, integration and other related costs. Some of the costs are payable regardless of whether or not the Merger is completed.
The announcement or completion of the proposed Merger may disrupt and/or harm our current plans, and operations, may divert management’s time and attention and may affect existing business relationships, any of which may impact financial performance, operating results and/or our ability to achieve the benefits of the Merger.
The announcement or completion of the proposed Merger may disrupt and/or harm our current plans and operations. Management’s time and attention also may be diverted on transaction-related issues. There also may be adverse reactions to or changes in business relationships as a result of the announcement or completion of the Merger. Any of these factors could affect our financial performance or operating results.
Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that affect the anticipated benefits of the Merger.
Before the Merger may be completed, various approvals, consents and non-objections must be obtained from regulatory authorities in the United States and certain foreign jurisdictions. These approvals could be delayed or not obtained at all, which could disrupt operations, or could delay or adversely affect completion of the Merger. The approvals that are granted may impose terms and conditions, including requiring the parties to seek divestitures of substantial assets, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the Merger Agreement, which could affect the completion of the Merger.

Litigation relating to the proposed Merger may be filed against Chart, Baker Hughes, and/or each company’s board of directors that could prevent or delay the closing of the Merger and/or result in the payment of damages.
In connection with the proposed Merger, it is possible that our stockholders and/or Baker Hughes’ stockholders may file lawsuits against Chart, Baker Hughes, and/or each company’s board of directors. Among other remedies, these stockholders could seek damages and/or to enjoin the Merger. Any such potential lawsuits could prevent or delay the closing and/or result in substantial costs to us. The outcome of any such actions would be uncertain and may create uncertainty relating to the Merger and may be costly and distracting to management. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time of the Merger may adversely affect our business, financial condition, results of operations and cash flows or those of the combined company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2025	277	$151.31	—	$—
May 1 – 31, 2025	970	165.15	—	—
June 1 – 30, 2025	539	176.82	—	—
Total	1,786	166.53	—	$—
_______________
(1)Includes shares of common stock surrendered to us during the second quarter of 2025 by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $297,423. The total number of shares repurchased represents the net shares issued to satisfy tax withholding. All such repurchased shares were subsequently retired during the three months ended June 30, 2025.
(2)On December 11, 2024, our Board of Directors authorized a share repurchase program for up to $250.0 million of the Company’s common stock through various means, including open market transactions, block purchases, privately negotiated transactions or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The program may be modified, discontinued or suspended at any time without prior notice. Pursuant to the terms of the Merger Agreement, we are prohibited from repurchasing shares of the Company’s common stock while the Merger Agreement is in effect, except with respect to shares acquired from employees (i) to satisfy tax withholding obligations upon the vesting or settlement of equity awards, (ii) to pay the exercise price of stock options, or (iii) in connection with the forfeiture of such awards.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such items are defined in Item 408 of Regulation S-K), nor do any of the directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) currently maintain any such arrangements.

Item 6.Exhibits
The following exhibits are included with this report:
10.1    Co-Investment Agreement, dated as of April 30, 2025, by and among Chart Industries, Inc., and MSD Partners, L.P. (x)
31.1    Rule 13a-14(a) Certification of the Company’s Chief Executive Officer and President (Principal Executive Officer). (x)
31.2    Rule 13a-14(a) Certification of the Company’s Vice President and Chief Financial Officer (Principal Financial Officer). (x)
32.1    Section 1350 Certification of the Company’s Chief Executive Officer and President (Principal Executive Officer). (xx)
32.2    Section 1350 Certification of the Company’s Vice President and Chief Financial Officer (Principal Financial Officer). (xx)
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

Chart Industries, Inc.
(Registrant)

Date:	July 29, 2025	By:	/s/ Jillian C. Evanko
Jillian C. Evanko
Chief Executive Officer, President and a Director
(Principal Executive Officer)

Date:	July 29, 2025	By:	/s/ Joseph R. Brinkman
Joseph R. Brinkman
Vice President and Chief Financial Officer
(Principal Financial Officer)