Form 10-Q
period 2025-09-30
CHART INDUSTRIES INC
filed 2025-10-29
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number: 1-11442
CHART INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	34-1712937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8665 New Trails Drive, Suite 100, The Woodlands, Texas 77381
(Address of principal executive offices) (ZIP Code)
(281) 364-8700
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

As of October 27, 2025, there were 44,952,953 outstanding shares of the Company’s common stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in millions, except per share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$399.2	$308.6
Accounts receivable, net	725.7	752.3
Inventories, net	514.2	490.5
Unbilled contract revenue	1,017.3	735.1
Prepaid expenses	130.4	108.6
Other current assets	72.2	70.3
Total Current Assets	2,859.0	2,465.4
Property, plant, and equipment, net	917.8	864.2
Goodwill	3,060.8	2,899.9
Identifiable intangible assets, net	2,555.5	2,540.6
Other assets	396.7	353.8
TOTAL ASSETS	$9,789.8	$9,123.9

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,202.4	$1,058.9
Customer advances and billings in excess of contract revenue	339.3	362.2
Accrued interest	67.3	110.4
Termination fee paid by Baker Hughes Company	258.0	—
Other current liabilities	171.2	258.3
Total Current Liabilities	2,038.2	1,789.8
Long-term debt	3,649.3	3,640.7
Deferred tax liabilities	542.5	544.9
Other long-term liabilities	191.6	153.3
Total Liabilities	6,421.6	6,128.7

Equity
Preferred stock, par value $0.01 per share, $1,000 aggregate liquidation preference — 10,000,000 shares authorized, 402,500 shares issued and outstanding at both September 30, 2025 and December 31, 2024	—	—
Common stock, par value $0.01 per share — 150,000,000 shares authorized, 45,712,072 and 45,657,062 shares issued at September 30, 2025 and December 31, 2024, respectively	0.5	0.5
Additional paid-in capital	1,900.8	1,889.3
Treasury stock; 760,782 shares at both September 30, 2025 and December 31, 2024	(19.3)	(19.3)
Retained earnings	1,080.2	1,113.4
Accumulated other comprehensive income (loss)	239.9	(155.1)
Total Chart Industries, Inc. Shareholders’ Equity	3,202.1	2,828.8
Noncontrolling interests	166.1	166.4
Total Equity	3,368.2	2,995.2
TOTAL LIABILITIES AND EQUITY	$9,789.8	$9,123.9
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales	$1,100.6	$1,062.5	$3,184.4	$3,053.5
Cost of sales	725.4	699.9	2,105.9	2,037.0
Gross profit	375.2	362.6	1,078.5	1,016.5
Selling, general and administrative expenses	148.1	135.7	434.4	413.4
Termination fee expense	266.0	—	266.0	—
Amortization expense	49.6	48.4	144.8	143.9
Operating expenses	463.7	184.1	845.2	557.3
Operating (loss) income	(88.5)	178.5	233.3	459.2
Interest expense, net	77.1	80.6	232.5	248.7
Other expense (income), net	17.1	(2.6)	16.2	4.2
(Loss) income from continuing operations before income taxes and equity in (loss) income of unconsolidated affiliates, net	(182.7)	100.5	(15.4)	206.3
Income tax (benefit) expense	(47.5)	26.6	(14.1)	50.9
(Loss) income from continuing operations before equity in loss of unconsolidated affiliates, net	(135.2)	73.9	(1.3)	155.4
Equity in (loss) income of unconsolidated affiliates, net	(0.2)	(0.8)	0.1	(2.4)
Net (loss) income from continuing operations	(135.4)	73.1	(1.2)	153.0
Loss from discontinued operations, net of tax	—	(0.4)	(2.0)	(2.8)
Net (loss) income	(135.4)	72.7	(3.2)	150.2
Less: Income attributable to noncontrolling interests of continuing operations, net of taxes	3.1	3.7	9.7	11.3
Net (loss) income attributable to Chart Industries, Inc.	$(138.5)	$69.0	$(12.9)	$138.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Amounts attributable to Chart common shareholders
(Loss) income from continuing operations	$(138.5)	$69.4	$(10.9)	$141.7
Less: Mandatory convertible preferred stock dividend requirement	6.8	6.8	20.4	20.4
(Loss) income from continuing operations attributable to Chart	(145.3)	62.6	(31.3)	121.3
Loss from discontinued operations, net of tax	—	(0.4)	(2.0)	(2.8)
Net (loss) income attributable to Chart common shareholders	$(145.3)	$62.2	$(33.3)	$118.5

Basic earnings per common share attributable to Chart Industries, Inc.
(Loss) income from continuing operations	$(3.23)	$1.49	$(0.70)	$2.89
Loss from discontinued operations	—	(0.01)	(0.04)	(0.07)
Net (loss) income attributable to Chart Industries, Inc.	$(3.23)	$1.48	$(0.74)	$2.82
Diluted earnings per common share attributable to Chart Industries, Inc.
(Loss) income from continuing operations	$(3.23)	$1.34	$(0.70)	$2.59
Loss from discontinued operations	—	(0.01)	(0.04)	(0.06)
Net (loss) income attributable to Chart Industries, Inc.	$(3.23)	$1.33	$(0.74)	$2.53
Weighted-average number of common shares outstanding:
Basic	44.95	42.05	44.94	42.04
Diluted	44.95	46.67	44.94	46.89

Other comprehensive (loss) income:
Net (loss) income	$(135.4)	$72.7	$(3.2)	$150.2
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net	(12.6)	156.3	386.2	55.5
Pension settlement	4.2	—	4.2	—
Pension liability adjustments, net of taxes	—	0.1	0.9	—
Other comprehensive (loss) income, net of tax	(8.4)	156.4	391.3	55.5
Comprehensive (loss) income, net of taxes	(143.8)	229.1	388.1	205.7
Less: Comprehensive income attributable to noncontrolling interests, net of taxes	4.4	4.2	6.0	11.7
Comprehensive (loss) income attributable to Chart Industries, Inc., net of taxes	$(148.2)	$224.9	$382.1	$194.0
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in millions)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net (loss) income	$(3.2)	$150.2
Less: Loss from discontinued operations, net of tax	(2.0)	(2.8)
Net (loss) income from continuing operations	(1.2)	153.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	208.7	200.0
Employee share-based compensation expense	15.4	14.3
Financing costs amortization	14.4	14.2
Unrealized foreign currency transaction loss (gain)	13.6	(5.1)
Unrealized loss (gain) on investments in equity securities	2.3	(10.8)
Loss on sale of business	—	7.8
Other non-cash operating activities	5.2	5.4
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	50.3	(45.0)
Inventories	(8.8)	24.4
Unbilled contract revenue	(252.4)	(195.7)
Prepaid expenses and other current assets	(6.5)	(16.4)
Accounts payable and other current liabilities	(36.7)	109.6
Customer advances and billings in excess of contract revenue	(39.6)	(13.3)
Termination fee paid by Baker Hughes	258.0	—
Long-term assets and liabilities	(16.8)	(15.2)
Net Cash Provided By Continuing Operating Activities	205.9	227.2
Net Cash Used In Discontinued Operating Activities	(2.0)	(5.6)
Net Cash Provided By Operating Activities	203.9	221.6
INVESTING ACTIVITIES
Capital expenditures	(67.3)	(100.3)
Proceeds from sale of business	—	(6.1)
Investments	(1.4)	(13.1)
Other investing activities	(2.1)	0.4
Net Cash Used In Continuing Investing Activities	(70.8)	(119.1)
Net Cash Used In Discontinued Investing Activities	—	(2.5)
Net Cash Used In Investing Activities	(70.8)	(121.6)

	Nine Months Ended September 30,
	2025	2024
FINANCING ACTIVITIES
Borrowings on credit facilities	2,276.3	2,286.7
Repayments on credit facilities	(2,221.3)	(2,246.5)
Repayments on term loan	(75.0)	—
Payments for debt issuance costs	(0.1)	(10.1)
Common stock repurchases from share-based compensation plans	(4.8)	(3.3)
Dividend distribution to noncontrolling interests	(6.2)	—
Dividends paid on mandatory convertible preferred stock	(20.4)	(20.4)
Other financing activities	(2.4)	0.4
Net Cash (Used In) Provided By Financing Activities	(53.9)	6.8
Effect of exchange rate changes on cash and cash equivalents	11.1	4.6
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	90.3	111.4
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period (includes restricted cash of $1.9 and $12.8, respectively)	310.5	201.1
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD (includes restricted cash of $1.6 and $2.3, respectively)	$400.8	$312.5
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Dollars in millions)

	Common Stock		Preferred Stock		Additional Paid-in Capital			Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests
	Shares Outstanding	Amount	Shares Outstanding	Amount		Treasury Stock	Retained Earnings			Total Equity
Balance at December 31, 2024	45.66	$0.5	0.4	$—	$1,889.3	$(19.3)	$1,113.4	$(155.1)	$166.4	$2,995.2
Net income	—	—	—	—	—	—	49.5	—	2.8	52.3
Other comprehensive income	—	—	—	—	—	—	—	122.8	5.6	128.4
Share-based compensation expense	—	—	—	—	6.2	—	—	—	—	6.2
Common stock issued from share-based compensation plans	0.06	—	—	—	0.3	—	—	—	—	0.3
Common stock repurchases from share-based compensation plans	(0.02)	—	—	—	(3.9)	—	—	—	—	(3.9)
Preferred stock dividend	—	—	—	—	—	—	(6.8)	—	—	(6.8)
Dividend distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(5.0)	(5.0)
Other	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance at March 31, 2025	45.70	$0.5	0.4	$—	$1,891.9	$(19.3)	$1,156.1	$(32.3)	$169.7	$3,166.6
Net income	—	—	—	—	—	—	76.1	—	3.8	79.9
Other comprehensive income (loss)	—	—	—	—	—	—	—	281.9	(10.6)	271.3
Share-based compensation expense	—	—	—	—	4.3	—	—	—	—	4.3
Common stock issued from share-based compensation plans	0.01	—	—	—	0.2	—	—	—	—	0.2
Common stock repurchases from share-based compensation plans	(0.01)	—	—	—	(0.3)	—	—	—	—	(0.3)
Preferred stock dividend	—	—	—	—	—	—	(6.8)	—	—	(6.8)
Dividend distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(1.2)	(1.2)
Other	—	—	—	—	—	—	(0.1)	—	—	(0.1)
Balance at June 30, 2025	45.70	$0.5	0.4	$—	$1,896.1	$(19.3)	$1,225.3	$249.6	$161.7	$3,513.9

	Common Stock		Preferred Stock		Additional Paid-in Capital			Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests
	Shares Outstanding	Amount	Shares Outstanding	Amount		Treasury Stock	Retained Earnings			Total Equity
Net (loss) income	—	—	—	—	—	—	(138.5)	—	3.1	(135.4)
Other comprehensive (loss) income	—	—	—	—	—	—	—	(9.7)	1.3	(8.4)
Share-based compensation expense	—	—	—	—	4.9	—	—	—	—	4.9
Common stock issued from share-based compensation plans	0.01	—	—	—	0.3	—	—	—	—	0.3
Common stock repurchases from share-based compensation plans	—	—	—	—	(0.6)	—	—	—	—	(0.6)
Preferred stock dividend	—	—	—	—	—	—	(6.8)	—	—	(6.8)
Other	—	—	—	—	0.1	—	0.2	—	—	0.3
Balance at September 30, 2025	45.71	$0.5	0.4	$—	$1,900.8	$(19.3)	$1,080.2	$239.9	$166.1	$3,368.2

	Common Stock		Preferred Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests
	Shares Outstanding	Amount	Shares Outstanding	Amount		Treasury Stock	Retained Earnings			Total Equity
Balance at December 31, 2023	42.75	$0.4	0.4	$—	$1,872.5	$(19.3)	$922.1	$10.8	$152.5	$2,939.0
Net income	—	—	—	—	—	—	11.3	—	3.3	14.6
Other comprehensive loss	—	—	—	—	—	—	—	(55.7)	—	(55.7)
Share-based compensation expense	—	—	—	—	6.0	—	—	—	—	6.0
Common stock issued from share-based compensation plans	0.07	—	—	—	0.3	—	—	—	—	0.3
Common stock repurchases from share-based compensation plans	(0.02)	—	—	—	(3.0)	—	—	—	—	(3.0)
Preferred stock dividend	—	—	—	—	—	—	(6.8)	—	—	(6.8)
Other	—	—	—	—	—	—	(0.1)	—	—	(0.1)
Balance at March 31, 2024	42.80	$0.4	0.4	$—	$1,875.8	$(19.3)	$926.5	$(44.9)	$155.8	$2,894.3
Net income	—	—	—	—	—	—	58.6	—	4.3	62.9
Other comprehensive loss	—	—	—	—	—	—	—	(45.1)	(0.1)	(45.2)
Share-based compensation expense	—	—	—	—	4.1	—	—	—	—	4.1
Common stock issued from share-based compensation plans	—	—	—	—	0.1	—	—	—	—	0.1
Common stock repurchases from share-based compensation plans	—	—	—	—	(0.2)	—	—	—	—	(0.2)
Preferred stock dividend	—	—	—	—	—	—	(6.8)	—	—	(6.8)
Other	—	—	—	—	(0.1)	—	—	—	—	(0.1)
Balance at June 30, 2024	42.80	$0.4	0.4	$—	$1,879.7	$(19.3)	$978.3	$(90.0)	$160.0	$2,909.1
Net income	—	—	—	—	—	—	69.0	—	3.7	72.7
Other comprehensive income	—	—	—	—	—	—	—	155.9	0.5	156.4
Share-based compensation expense	—	—	—	—	4.2	—	—	—	—	4.2
Common stock issued from share-based compensation plans	0.01	—	—	—	—	—	—	—	—	—
Common stock repurchases from share-based compensation plans	—	—	—	—	(0.3)	—	—	—	—	(0.3)
Preferred stock dividend	—	—	—	—	—	—	(6.8)	—	—	(6.8)
Other	—	—	—	—	—	—	0.1	—	—	0.1
Balance at September 30, 2024	42.81	$0.4	0.4	$—	$1,883.6	$(19.3)	$1,040.6	$65.9	$164.2	$3,135.4

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2025
(Dollars and shares in millions, except per share amounts)

NOTE 1 — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its consolidated subsidiaries (herein referred to as the “Company,” “Chart,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
Nature of Operations: We are a global leader in the design, engineering, and manufacturing of process technologies and equipment for gas and liquid molecule handling for the Nexus of Clean™ - clean power, clean water, clean food, and clean industrials, regardless of molecule. The company’s unique product and solution portfolio across stationary and rotating equipment is used in every phase of the liquid gas supply chain, including engineering, service and repair and from installation to preventive maintenance and digital monitoring. Chart is a leading provider of technology, equipment and services related to liquefied natural gas, hydrogen, biogas, and CO2 capture amongst other applications. Chart is committed to excellence in environmental, social, and corporate governance (ESG) issues both for our company as well as our customers. With 64 global manufacturing locations and over 50 service centers from the United States to Asia, India, Europe and South America, we maintain accountability and transparency to our team members, suppliers, customers and communities.
Proposed Merger with Baker Hughes Company: On July 28, 2025, Chart Industries, Inc., a Delaware corporation (“Chart”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Baker Hughes Company, a Delaware corporation (“Baker Hughes”), and Tango Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Baker Hughes (“Merger Sub”). The Merger Agreement was unanimously approved by Chart’s board of directors (the “Chart Board”) after the Chart Board determined that the proposal received from Baker Hughes constituted a “Superior Chart Proposal” under the terms of its merger agreement with Flowserve. On October 6, 2025, Chart’s stockholders approved the proposal to adopt the Merger Agreement.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

committee thereof), and the vested portion of each PSU will be cancelled and converted into the right to receive a cash payment equal to the Merger Consideration for each vested share.
The Merger Agreement contains customary representations and warranties of each of Chart and Baker Hughes, which, in the case of Chart, are qualified by the confidential disclosures provided to Baker Hughes in connection with the Merger Agreement, as well as matters included in Chart’s reports filed with the Securities and Exchange Commission prior to the date of the Merger Agreement. Additionally, the Merger Agreement provides for customary pre-closing covenants of each of Chart and Baker Hughes, including to cooperate and use reasonable best efforts with respect to seeking regulatory approvals (subject to certain specified limitations), and, in the case of Chart: (i) to conduct its business in the ordinary course (subject to certain exceptions); (ii) to hold a meeting of its stockholders to obtain the requisite stockholder approval contemplated by the Merger Agreement; (iii) not to solicit proposals relating to any alternative business combination transactions; and (iv) subject to certain exceptions, not to enter into any discussion concerning, or provide confidential information in connection with, any such alternative business combination transactions. In addition, with respect to the termination of the Flowserve Merger Agreement (as defined below) and the payment of the Flowserve Termination Payment (as defined below) to Flowserve (as defined below), Baker Hughes was required to pay $258 million of such Flowserve Termination Payment to Flowserve on Chart’s behalf (and Chart was required to pay the remaining $8 million portion thereof), which payments were made during the third quarter of 2025.
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
On October 6, 2025, Chart held a special meeting of its stockholders at which holders of Chart Common Stock approved the proposal to adopt the Merger Agreement. The completion of the Merger remains subject to the satisfaction or waiver of the other conditions set forth in the Merger Agreement.
The Merger Agreement contains certain termination rights for the parties, including in the event that (i) the parties agree in writing to terminate the Merger Agreement, (ii) if the Merger is not consummated by the initial outside date of July 28, 2026 (as it may be extended, the “Outside Date”), which date will be automatically extended for two successive six-month periods if the only remaining conditions to closing are the receipt of required regulatory approvals, (iii) any legal restraint having the effect of prohibiting the consummation of the Merger shall have become final and nonappealable or (iv) the other party has breached its representations, warranties or covenants in the Merger Agreement, subject to certain qualifications.
The Merger Agreement provides that, upon termination of the Merger Agreement under certain specified circumstances, including by Baker Hughes due to a material breach by Chart or by either Chart or Baker Hughes because the Merger is not consummated by the Outside Date, in each case at a time when there was an offer or proposal for an alternative transaction with Chart prior to such termination and Chart enters into or consummates an alternative transaction within twelve (12) months following such date of termination, Chart will be required to pay to Baker Hughes a termination fee equal to $250 million in cash.
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
On July 28, 2025, prior to entering into the Merger Agreement, Chart, Flowserve, Big Sur Merger Sub, Inc., and Napa Merger Sub LLC entered into a Termination Agreement, pursuant to which the parties agreed to terminate the Flowserve Merger Agreement (the “Termination Agreement”). Under the terms of the Termination Agreement, a termination payment of

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

$266 million (the “Flowserve Termination Payment”) was paid in cash to Flowserve (of which, as noted above, $258 million was paid by Baker Hughes on Chart’s behalf and $8 million was paid by Chart). The Flowserve Termination Payment consists of the $250 million termination fee that is required to be paid to Flowserve under the Flowserve Merger Agreement plus an additional agreed upon amount of $16 million to reimburse Flowserve for certain expenses.
In accordance with the Termination Agreement, Chart had an obligation to pay Flowserve $266 million. Of this amount, $258 million was paid by Baker Hughes on Chart’s behalf, and $8 million was paid directly by Chart as previously mentioned. As a result, we recorded $266 million to termination fee expense within our unaudited condensed consolidated statement of operations for the three months ended September 30, 2025. We recorded a corresponding liability of $258 million for termination fee paid by Baker Hughes Company within the unaudited condensed consolidated balance sheet as of September 30, 2025.
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
Recently Issued Accounting Standards (Not Yet Adopted): In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)”, which provides guidance to clarify and modernize the accounting for costs related to internal-use software. The guidance removes references to project stages throughout ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. Additionally, the guidance specifies that the property, plant and equipment disclosure requirements under ASC 360-10 apply to capitalized software costs accounted for under ASC 350-40, regardless of how those costs are presented in the financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The updates required by this standard are to be applied prospectively with the option for retrospective application. We are currently assessing the effect this ASU will have on our financial position, results of operations, and disclosures.
In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. The amendments in this update are effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The updates required by this standard are to be applied prospectively. We are currently assessing the effect this ASU will have on our financial position, results of operations, and disclosures.
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which is intended to improve expense disclosures, primarily by requiring disclosure of disaggregated information about certain income statement expense line items on an annual and interim basis. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The updates required by this standard are to be applied prospectively with the option for retrospective application. We are currently assessing the effect this ASU will have on our disclosures.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2025
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
Our CODM, who is our Chief Executive Officer and President, evaluates each segment’s performance and allocates resources based on operating income as determined in our consolidated statements of operations. The CODM uses operating income for each segment predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual and current-to-prior period actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources to each segment. Furthermore, the CODM uses segment operating income for evaluating pricing strategy and assessing the performance of each segment by comparing the results of each segment with one another and in determining the compensation of certain employees.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

Segment Financial Information

	Three Months Ended September 30, 2025
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales	$151.2	$349.3	$269.9	$330.2	$—	$—	$1,100.6
Cost of sales	118.2	214.8	205.0	187.4	—	—	725.4
Selling, general and administrative expenses	15.8	12.0	29.6	31.2	—	59.5	148.1
Termination fee expense	—	—	—	—	—	266.0	266.0
Amortization expense	1.9	4.8	5.2	37.7	—	—	49.6
Operating income (loss)	15.3	117.7	30.1	73.9	—	(325.5)	(88.5)
Depreciation expense (1)	3.7	3.6	7.0	4.7	—	2.8	21.8

	Three Months Ended September 30, 2024
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales	$162.5	$256.2	$283.3	$360.5	$—	$—	$1,062.5
Cost of sales	121.8	179.8	208.7	189.6	—	—	699.9
Selling, general and administrative expenses	15.4	10.1	28.3	31.9	—	50.0	135.7
Amortization expense	1.8	5.0	4.4	37.0	—	0.2	48.4
Operating income (loss)	23.5	61.3	41.9	102.0	—	(50.2)	178.5
Depreciation expense (1)	3.9	3.9	2.6	6.5	—	2.8	19.7

	Nine Months Ended September 30, 2025
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales	$460.3	$911.9	$838.9	$973.3	$—	$—	$3,184.4
Cost of sales	347.3	605.7	609.6	543.3	—	—	2,105.9
Selling, general and administrative expenses	48.6	33.9	92.7	105.4	—	153.8	434.4
Termination fee expense	—	—	—	—	—	266.0	266.0
Amortization expense	5.8	14.7	15.2	109.1	—	—	144.8
Operating income (loss)	58.6	257.6	121.4	215.5	—	(419.8)	233.3
Depreciation expense (1)	11.0	11.7	18.7	13.0	—	9.5	63.9

	Nine Months Ended September 30, 2024
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Corporate	Consolidated
Sales	$487.7	$746.5	$797.4	$1,022.0	$(0.1)	$—	$3,053.5
Cost of sales	380.8	539.2	583.1	534.0	(0.1)	—	2,037.0
Selling, general and administrative expenses	47.8	34.7	77.7	114.2	—	139.0	413.4
Amortization expense	5.6	15.0	14.6	108.7	—	—	143.9
Operating income (loss)	53.5	157.6	122.0	265.1	—	(139.0)	459.2
Depreciation expense (1)	10.9	12.2	6.3	20.7	—	6.0	56.1

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

_______________
(1)Depreciation disclosed by reportable segment is included within cost of sales and selling, general and administrative expenses.
Sales by Geography
Net sales by geographic area are reported by the destination of sales.

	Three Months Ended September 30, 2025
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$57.1	$255.5	$112.6	$98.8	$—	$524.0
Europe, Middle East, Africa and India	47.9	28.7	64.1	151.7	—	292.4
Asia-Pacific	43.1	61.4	83.1	69.1	—	256.7
Rest of the World	3.1	3.7	10.1	10.6	—	27.5
Total	$151.2	$349.3	$269.9	$330.2	$—	$1,100.6

	Three Months Ended September 30, 2024
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$71.4	$140.4	$111.3	$142.7	$—	$465.8
Europe, Middle East, Africa and India	48.7	53.6	84.4	139.2	—	325.9
Asia-Pacific	40.3	59.8	84.4	58.4	—	242.9
Rest of the World	2.1	2.4	3.2	20.2	—	27.9
Total	$162.5	$256.2	$283.3	$360.5	$—	$1,062.5

	Nine Months Ended September 30, 2025
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$172.0	$597.5	$367.7	$321.8	$—	$1,459.0
Europe, Middle East, Africa and India	160.5	118.2	201.9	408.4	—	889.0
Asia-Pacific	121.7	191.0	244.8	204.5	—	762.0
Rest of the World	6.1	5.2	24.5	38.6	—	74.4
Total	$460.3	$911.9	$838.9	$973.3	$—	$3,184.4

	Nine Months Ended September 30, 2024
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America	$225.7	$422.8	$313.2	$410.2	$—	$1,371.9
Europe, Middle East, Africa and India	152.7	137.5	227.5	399.4	—	917.1
Asia-Pacific	98.4	168.0	244.1	164.4	(0.1)	674.8
Rest of the World	10.9	18.2	12.6	48.0	—	89.7
Total	$487.7	$746.5	$797.4	$1,022.0	$(0.1)	$3,053.5

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2025
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

	September 30, 2025	December 31, 2024
Cryo Tank Solutions	$563.6	$614.0
Heat Transfer Systems	822.4	669.7
Specialty Products	1,054.9	920.6
Repair, Service & Leasing	1,024.3	889.9
Total assets of reportable segments	3,465.2	3,094.2
Goodwill	3,060.8	2,899.9
Identifiable intangible assets, net	2,555.5	2,540.6
Corporate	708.3	589.2
Total	$9,789.8	$9,123.9

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 3 — Revenue
Disaggregation of Revenue
The following tables represent a disaggregation of revenue by timing of revenue along with the reportable segment for each category:

	Three Months Ended September 30, 2025
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$56.5	$9.4	$35.9	$146.6	$—	$248.4
Over time	94.7	339.9	234.0	183.6	—	852.2
Total	$151.2	$349.3	$269.9	$330.2	$—	$1,100.6

	Three Months Ended September 30, 2024
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$83.6	$5.5	$54.9	$209.7	$—	$353.7
Over time	78.9	250.7	228.4	150.8	—	708.8
Total	$162.5	$256.2	$283.3	$360.5	$—	$1,062.5

	Nine Months Ended September 30, 2025
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$173.1	$16.4	$110.0	$458.4	$—	$757.9
Over time	287.2	895.5	728.9	514.9	—	2,426.5
Total	$460.3	$911.9	$838.9	$973.3	$—	$3,184.4

	Nine Months Ended September 30, 2024
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$285.2	$26.9	$202.4	$613.5	$—	$1,128.0
Over time	202.5	719.6	595.0	408.5	(0.1)	1,925.5
Total	$487.7	$746.5	$797.4	$1,022.0	$(0.1)	$3,053.5
Refer to Note 2, “Reportable Segments,” for a table of revenue by reportable segment disaggregated by geography.
Contract Balances
The following table presents our contract assets and contract liabilities balances:

	September 30, 2025	December 31, 2024
Contract assets
Unbilled contract revenue	$1,017.3	$735.1

Contract liabilities
Customer advances and billings in excess of contract revenue	$339.3	$362.2
Revenue recognized for the three months ended September 30, 2025 and 2024, that was included in the contract liabilities balance at the beginning of the year was $54.7 and $65.0, respectively. Revenue recognized for the nine months ended

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

September 30, 2025 and 2024, that was included in the contract liabilities balance at the beginning of each year was $333.1 and $284.9, respectively. The amount of revenue recognized during the nine months ended September 30, 2025 from performance obligations satisfied or partially satisfied in previous periods as a result of changes in the estimates of variable consideration related to long-term contracts, was not significant. The increase in contract assets as of September 30, 2025 compared to December 31, 2024 was driven by an increase in revenue recognized on an over time basis.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, and excludes unexercised contract options and potential orders. As of September 30, 2025, the estimated revenue expected to be recognized in the future related to remaining performance obligations was $6,049.5. We expect to recognize revenue on approximately 53% of the remaining performance obligations over the next 12 months and the remainder over the next few years thereafter.
NOTE 4 — Inventories
The following table summarizes the components of inventory:

	September 30, 2025	December 31, 2024
Raw materials and supplies	$241.4	$264.3
Work in process	102.5	104.9
Finished goods	170.3	121.3
Total inventories, net	$514.2	$490.5
NOTE 5 — Leases
Lessee Accounting
We lease certain office spaces, warehouses, facilities, vehicles and equipment. Our leases have maturity dates ranging from October 2025 to September 2042.
We incurred $7.2 and $6.8 of rental expense under operating leases for the three months ended September 30, 2025 and 2024, respectively, and $21.0 and $19.2 for the nine months ended September 30, 2025 and 2024, respectively, and these are included in selling, general and administrative expenses within our unaudited condensed consolidated statements of operations and comprehensive (loss) income. Payments related to short-term lease costs and taxes and variable service charges on leased properties were immaterial.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

The following table presents the lease balances within our unaudited condensed consolidated balance sheets, weighted average remaining lease term and weighted average discount rates related to our leases:

Lease Assets and Liabilities		September 30, 2025	December 31, 2024
Assets
Operating lease, net	Property, plant and equipment, net	$84.8	$78.6
Finance lease, net	Other assets	24.1	14.7
Total lease assets		$108.9	$93.3

Liabilities
Current:
Operating lease liabilities	Other current liabilities	$21.3	$19.6
Finance lease liabilities	Other current liabilities	6.4	2.5
Non-current:
Operating lease liabilities	Other long-term liabilities	65.1	60.5
Finance lease liabilities	Other long-term liabilities	18.4	12.9
Total lease liabilities		$111.2	$95.5

Weighted-average remaining lease terms
Operating leases		6.1 years	6.4 years
Finance leases		5.1 years	7.2 years
Weighted-average discount rate
Operating leases		6.9%	7.0%
Finance leases		5.9%	6.8%
We recorded net non-cash right-of-use assets in exchange for finance and operating lease liabilities of $12.0 and $13.4 for the nine months ended September 30, 2025, respectively. We recorded net non-cash right-of-use assets in exchange for finance and operating lease liabilities of $0.1 and $20.1 for the nine months ended September 30, 2024, respectively.
The following table summarizes future minimum lease payments for non-cancelable operating leases and for finance leases as of September 30, 2025:

	Finance	Operating
2025	$1.9	$6.7
2026	7.3	24.5
2027	7.2	19.3
2028	3.3	16.0
2029	2.0	11.5
Thereafter	7.9	28.7
Total future minimum lease payments	29.6	106.7
Less: Present value discount	4.8	20.3
Lease liability	$24.8	$86.4
Lessor Accounting
We lease equipment manufactured by Chart as sales-type and operating leases. As of September 30, 2025 and December 31, 2024, our short-term net investment in sales-type leases was $1.5 and $8.1, respectively, and is included in other current assets in our unaudited condensed consolidated balance sheets. Our long-term net investment in sales-type leases was

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

$4.9 and $31.7 as of September 30, 2025 and December 31, 2024, respectively, and is included in other assets in our unaudited condensed consolidated balance sheets.
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
The following table represents sales from sales-type and operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales-type leases	$6.9	$11.5	$33.9	$36.9
Operating leases	—	1.7	0.2	4.8
Total sales from leases	$6.9	$13.2	$34.1	$41.7
The following table represents scheduled payments for sales-type leases as of September 30, 2025:

2025	$0.2
2026	1.4
2027	1.4
2028	1.4
2029	1.4
Thereafter	4.2
Total	10.0
Less: Unearned income	3.6
Total	$6.4
The cost of equipment leased to others at September 30, 2025 and December 31, 2024, was not material.
NOTE 6 — Goodwill and Intangible Assets
Goodwill
The following table represents the changes in goodwill by segment:

	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Consolidated
Balance at December 31, 2024	$211.7	$477.1	$568.0	$1,643.1	$2,899.9
Foreign currency translation adjustments and other	15.9	4.8	13.6	126.6	160.9
Balance at September 30, 2025	$227.6	$481.9	$581.6	$1,769.7	$3,060.8

Accumulated goodwill impairment loss at December 31, 2024	$23.5	$49.3	$35.8	$20.4	$129.0
Accumulated goodwill impairment loss at September 30, 2025	$23.5	$49.3	$35.8	$20.4	$129.0

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill) (1):

		September 30, 2025		December 31, 2024
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	4 to 18 years	$1,863.6	$(371.5)	$1,762.1	$(284.6)
Technology	5 to 18 years	522.8	(150.3)	493.6	(113.2)
Patents, backlog and other	2 to 10 years	145.1	(118.3)	134.8	(78.1)
Trademarks and trade names	5 to 23 years	2.7	(2.2)	2.5	(1.9)
Land use rights	50 years	10.2	(2.2)	10.1	(2.1)
Total finite-lived intangible assets		$2,544.4	$(644.5)	$2,403.1	$(479.9)
Indefinite-lived intangible assets:
Trademarks and trade names (2)		655.6	—	617.4	—
Total intangible assets		$3,200.0	$(644.5)	$3,020.5	$(479.9)
_______________
(1)Amounts include the impact of foreign currency translation. Fully amortized or impaired amounts are written off.
(2)Accumulated indefinite-lived intangible assets impairment loss was $16.0 at both September 30, 2025 and December 31, 2024.
Amortization expense for intangible assets subject to amortization was $49.6 and $48.4 for the three months ended September 30, 2025 and 2024, respectively, and $144.8 and $143.9 for the nine months ended September 30, 2025 and 2024, respectively.
NOTE 7 — Investments
Equity Method Investments
The following table presents the activity in equity method investments, which are classified within other assets:

Equity Method Investments
Balance at December 31, 2024	$94.0
Equity in income of unconsolidated affiliates	0.1
Dividend received from equity method investment	(0.9)
Foreign currency translation adjustments and other	2.2
Balance at September 30, 2025	$95.4

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

Investments in Equity Securities
The following table presents the activity in investments in equity securities, which are classified within other assets:

	Investment in Equity Securities, Level 1	Investment in Equity Securities, Level 2	Investments in Equity Securities, All Others (1)	Investments Total
Balance at December 31, 2024	$1.5	$7.9	$105.2	$114.6
New investments	—	—	1.4	1.4
(Decrease) increase in fair value of investments in equity securities	(4.7)	(1.5)	3.9	(2.3)
Foreign currency translation adjustments and other	3.2	—	1.0	4.2
Balance at September 30, 2025	$—	$6.4	$111.5	$117.9
_______________
(1)Consists of investments in equity securities without a readily determinable fair value. Such investments are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer.
Co-Investment Agreement
We have a 25% interest in Hydrogen Technology & Energy Corporation (“HTEC”) which totaled $70.0 and $68.9 at September 30, 2025 and December 31, 2024, respectively. Our investment in HTEC is accounted for under the equity method of accounting. HTEC designs, builds, and operates hydrogen fuel supply solutions to support the deployment of hydrogen fuel cell electric vehicles.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2025
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
Accounting Treatment of Put and Call Options
We record the Put and Call Options (together “the Options”) at fair value and record any change in fair value through earnings at each reporting period. The fair value of the put option and call option under the Co-Investment Agreement, dated as of April 30, 2025 was not material on September 30, 2025.
Hy24 (f/k/a FiveT Hydrogen Fund and Clean H2 Infra Fund)
On April 5, 2021, we were admitted as an anchor investor in Hy24 (the “Hydrogen Fund”). Hy24 is a joint venture between Ardian, a European investment house, and FiveT Hydrogen, an investment manager specialized purely on clean hydrogen investments. Our total investment to date is euro 16.2 million (equivalent to $19.1), making our unfunded commitment euro 33.8 million (equivalent to $39.7).

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 8 — Debt and Credit Arrangements
Summary of Outstanding Borrowings
The following table represents the components of our borrowings:

	September 30, 2025	December 31, 2024
Senior secured and senior unsecured notes:
Principal amount, senior secured notes due 2030	$1,457.0	$1,460.0
Principal amount, senior unsecured notes due 2031	510.0	510.0
Unamortized discount	(20.8)	(23.5)
Unamortized debt issuance costs	(25.4)	(28.8)
Senior secured and senior unsecured notes, net of unamortized discount and debt issuance costs	1,920.8	1,917.7

Senior secured revolving credit facilities and term loans:
Term loans due March 2030	1,506.0	1,581.0
Senior secured revolving credit facility due April 2029	273.6	205.0
Unamortized discount	(25.6)	(31.3)
Unamortized debt issuance costs	(26.3)	(32.3)
Senior secured revolving credit facility and term loan, net of unamortized discount and debt issuance costs	1,727.7	1,722.4

Other debt facilities	1.7	1.5

Total debt, net of unamortized debt issuance costs	3,650.2	3,641.6
Less: Current maturities	0.9	0.9
Long-term debt	$3,649.3	$3,640.7
Cash paid for interest during the three months ended September 30, 2025 and 2024 was $114.3 and $97.6, respectively. Cash paid for interest during the nine months ended September 30, 2025 and 2024 was $263.9 and $264.5, respectively.
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
Senior Secured Revolving Credit Facility and Term Loans
Senior Secured Revolving Credit Facility
Our fifth amended and restated credit agreement dated as of April 8, 2024, as amended (the “Credit Agreement”) provides for a senior secured revolving credit facility (the “SSRCF”). The SSRCF had a borrowing capacity of $1,250.0 and includes sub-limits for letters of credit and swingline loans. At September 30, 2025, there were $273.6 in borrowings outstanding under the SSRCF bearing an interest rate of 6.1% (7.0% as of December 31, 2024) and $238.7 in letters of credit and bank guarantees outstanding supported by the SSRCF. As of September 30, 2025, we had unused borrowing capacity of $737.7.
A portion of borrowings outstanding under the SSRCF are denominated in euros (“EUR Revolver Borrowings”). EUR Revolver Borrowings outstanding were euro 78.0 million (equivalent to $91.6) at September 30, 2025 and euro 78.0 million (equivalent to $81.0) at December 31, 2024.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

Significant financial covenants for the SSRCF include financial maintenance covenants that (i) require the ratio of the amount of Chart and its subsidiaries’ consolidated total net indebtedness to consolidated EBITDA to be less than the Maximum Total Net Leverage Ratio Levels and (ii) require the ratio of the amount of Chart and its subsidiaries’ consolidated EBITDA to consolidated cash interest expense to be greater than the Minimum Interest Coverage Ratio Levels. The SSRCF includes a number of other customary covenants. At September 30, 2025, we were in compliance with all covenants.
Term Loans
Chart has term loans in the aggregate principal amount of $1,506.0 under the Credit Agreement, which mature on March 18, 2030 (“term loans due March 2030”). On July 2, 2025, Chart voluntarily prepaid a portion of our term loans due March 2030 in the amount of $75.0. As of September 30, 2025, the term loans due March 2030 bore an interest rate of 6.8% (7.1% as of December 31, 2024). The effective interest rate on the term loans due March 2030 is 9.1% after accounting for original issue discount and debt issuance costs.
Significant financial covenants and customary events of default for the term loans due March 2030 are substantially identical to those in the SSRCF.
Other Debt Facilities
We have local credit facilities to meet local working capital demands, fund letters of credit and bank guarantees, and support other short-term cash requirements. The facilities generally have variable interest rates and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. As of September 30, 2025, we had additional capacity of U.S. dollar equivalent $106.2.
Certain of our other debt facilities allow us to request bank guarantees and letters of credit. None of these facilities allow revolving credit borrowings. We have letters of credit and bank guarantees outside of our Credit Agreement that totaled U.S. dollar equivalent $193.8 and $173.8 as of September 30, 2025 and December 31, 2024, respectively.
Fair Value Disclosures
The following table summarizes the carrying values and fair values of our actively quoted debt instruments (1):

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loans due March 2030	$1,454.0	$1,517.3	$1,517.4	$1,589.9
Senior secured notes due 2030	1,427.1	1,523.0	1,425.6	1,517.9
Senior unsecured notes due 2031	493.8	546.8	492.2	546.9
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
Dividends. Dividends on the Mandatory Convertible Preferred Stock are payable on a cumulative basis when, as and if declared at an annual rate of 6.75% on the liquidation value of $1,000 per share. Chart may pay declared dividends in cash or, subject to certain limitations, in shares of common stock, or in any combination of cash and shares of common stock on March 15, June 15, September 15 and December 15 of each year, commencing on March 15, 2023 and ending on, and including, December 15, 2025. We declared and paid $6.8 in dividends for both the three months ended September 30, 2025 and 2024

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

and $20.4 for both the nine months ended September 30, 2025 and 2024. These dividends were treated as a reduction to income attributable to common shareholders in the computation of earnings per share.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2025
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
Our Foreign Currency Contracts are measured at fair value with changes in fair value recorded within other expense, net. We classify cash flows related to our Foreign Currency Contracts as operating activities within our unaudited condensed consolidated statements of cash flows. Our derivative contracts are entered into with major financial institutions in order to reduce credit risk and risk of nonperformance by third parties. We believe the credit risks with respect to the counterparties, and the foreign currency risks that would not be hedged if the counterparties fail to fulfill their obligations under the contract, are not material in view of our understanding of the financial strength of the counterparties. Our derivative contracts are not exchange-traded instruments and their fair value is determined using the cash flows of the contracts, discount rates to account for the passage of time, implied volatility, current foreign exchange market data and credit risk, which are all based on inputs readily available in public markets and categorized as Level 2 fair value hierarchy measurements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

The following table represents the fair value of our asset and liability derivatives:

	September 30, 2025
	Notional Amount	Fair Value Other Current Assets	Fair Value Other Assets	Fair Value Other Current Liabilities	Fair Value Other Long-Term Liabilities
Derivatives designated as net investment hedge
Foreign Exchange Contracts (1)	$645.8	$—	$0.1	$—	$18.8

Derivatives not designated as hedges
Foreign Currency Contracts	$362.7	$2.8	$—	$1.4	$0.3

	December 31, 2024
	Notional Amount	Fair Value Other Current Assets	Fair Value Other Assets	Fair Value Other Current Liabilities	Fair Value Other Long-Term Liabilities
Derivatives designated as net investment hedge
Foreign Exchange Contracts (1)	$307.5	$—	$—	$—	$4.4

Derivatives not designated as hedges
Foreign Currency Contracts	$603.3	$3.2	$0.2	$9.7	$0.1
_________
(1)Represents foreign exchange swaps and foreign exchange options.
The effect of derivative instruments, both designated and not designated in hedging relationships, on the unaudited condensed consolidated statements of operations and comprehensive (loss) income was not material for the periods ended September 30, 2025 and December 31, 2024.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 11 — Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows:

	Foreign currency translation adjustments (1)	Pension liability adjustments, net of taxes	Accumulated other comprehensive income
Balance at June 30, 2025	$250.2	$(0.6)	$249.6
Other comprehensive loss before reclassifications, net of taxes	(13.9)	—	(13.9)
Pension settlement	—	4.2	4.2
Net current-period other comprehensive (loss) income, net of taxes	(13.9)	4.2	(9.7)
Balance at September 30, 2025	$236.3	$3.6	$239.9

	Foreign currency translation adjustments (1)	Pension liability adjustments, net of taxes	Accumulated other comprehensive (loss) income
Balance at June 30, 2024	$(87.5)	$(2.5)	$(90.0)
Other comprehensive income before reclassifications, net of taxes	155.8	—	155.8
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	0.1	0.1
Net current-period other comprehensive income, net of taxes	155.8	0.1	155.9
Balance at September 30, 2024	$68.3	$(2.4)	$65.9

	Foreign currency translation adjustments (1)	Pension liability adjustments, net of taxes	Accumulated other comprehensive (loss) income
Balance at December 31, 2024	$(153.6)	$(1.5)	$(155.1)
Other comprehensive income before reclassifications, net of taxes	389.9	—	389.9
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	0.9	0.9
Pension settlement	—	4.2	4.2
Net current-period other comprehensive income, net of taxes	389.9	5.1	395.0
Balance at September 30, 2025	$236.3	$3.6	$239.9

	Foreign currency translation adjustments (1)	Pension liability adjustments, net of taxes	Accumulated other comprehensive income
Balance at December 31, 2023	$13.2	$(2.4)	$10.8
Other comprehensive income before reclassifications, net of taxes	55.1	—	55.1
Net current-period other comprehensive income, net of taxes	55.1	—	55.1
Balance at September 30, 2024	$68.3	$(2.4)	$65.9
_______________
(1)Foreign currency translation adjustments include translation adjustments and net investment hedges, net of taxes. See Note 10, “Derivative Financial Instruments,” for further information related to the net investment hedges.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 12 — Earnings Per Share
The following table represents calculations of net earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amounts attributable to Chart common shareholders
(Loss) income from continuing operations	$(138.5)	$69.4	$(10.9)	$141.7
Less: Mandatory convertible preferred stock dividend requirement	6.8	6.8	20.4	20.4
(Loss) income from continuing operations attributable to Chart	(145.3)	62.6	(31.3)	121.3
Loss from discontinued operations, net of tax	—	(0.4)	(2.0)	(2.8)
Net (loss) income attributable to Chart common shareholders	(145.3)	62.2	(33.3)	118.5
Earnings per common share – basic:
(Loss) income from continuing operations	$(3.23)	$1.49	$(0.70)	$2.89
Loss from discontinued operations	—	(0.01)	(0.04)	(0.07)
Net income attributable to Chart Industries, Inc.	$(3.23)	$1.48	$(0.74)	$2.82

Earnings per common share – diluted:
(Loss) income from continuing operations	$(3.23)	$1.34	$(0.70)	$2.59
Loss from discontinued operations	—	(0.01)	(0.04)	(0.06)
Net income attributable to Chart Industries, Inc.	$(3.23)	$1.33	$(0.74)	$2.53

Weighted average number of common shares outstanding – basic	44.95	42.05	44.94	42.04
Incremental shares issuable upon assumed conversion and exercise of share-based awards (1)	—	0.19	—	0.19
Incremental shares issuable due to dilutive effect of convertible notes	—	2.43	—	2.54
Incremental shares issuable due to dilutive effect of the warrants	—	2.00	—	2.12
Weighted average number of common shares outstanding – diluted	44.95	46.67	44.94	46.89
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
Diluted earnings per share does not reflect the following cumulative preferred stock dividends and potential common shares as the effect would be anti-dilutive:

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Mandatory convertible preferred stock dividend requirement (1)	$6.8	$6.8	$20.4	$20.4
Denominator
Anti-dilutive shares, Share-based awards	0.60	0.14	0.60	0.14
Anti-dilutive shares, Mandatory convertible preferred stock (1)	3.41	3.07	3.41	2.97
Total anti-dilutive securities	4.01	3.21	4.01	3.11
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
NOTE 13 — Income Taxes
Income tax (benefit) expense relating to continuing operations of $(47.5) and $26.6 for the three months ended September 30, 2025 and 2024, respectively, represents taxes on both U.S. and foreign earnings at a consolidated effective income tax rate of 26.0% and 26.5%, respectively. Income tax (benefit) expense relating to continuing operations of $(14.1) and $50.9 for the nine months ended September 30, 2025 and 2024, respectively, represents taxes on both U.S. and foreign earnings at a consolidated effective income tax rate of 91.6% and 24.7%, respectively.
The effective income tax rate of 26.0% and 91.6% for the three and nine months ended September 30, 2025 differed from the U.S. federal statutory rate of 21% primarily due to the U.S. impact of foreign operations, the release of valuation allowances, research and development credits and favorable provision to return true-ups offset by income earned by certain of our foreign entities being taxed at higher rates than the U.S. federal statutory rate and withholding taxes on foreign earnings not permanently reinvested.
The effective income tax rates of 26.5% and 24.7% for the three and nine months ended September 30, 2024 differed from the U.S. federal statutory rate of 21% primarily due to income earned by certain of our foreign entities being taxed at higher rates than the U.S. federal statutory rate and withholding taxes on foreign earnings not permanently reinvested offset by the U.S. impact of foreign operations and research and development credits.
Cash paid for taxes during the three months ended September 30, 2025 and 2024 were $34.2 and $12.1, respectively. Cash paid for taxes during the nine months ended September 30, 2025 and 2024 were $86.3 and $66.9, respectively.
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”), which introduced several changes to the U.S. tax code. These include the permanent extension of certain Tax Cuts and Jobs Act provisions, modifications to international tax rules, and immediate expensing of qualified property and research and development expenditures. While the provisions have varying effective dates through 2027, the Company does not expect a material impact on its effective tax rate or consolidated financial statements. The Company will continue to monitor developments as further guidance becomes available.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – September 30, 2025
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 14 — Share-based Compensation
During the nine months ended September 30, 2025, we granted 0.05 stock options, 0.07 restricted stock units and 0.03 performance units. The total fair value of awards granted to employees during the nine months ended September 30, 2025 was $22.9. In addition, our non-employee directors received stock awards with a total fair value of $1.0.
Stock options generally have a 4-year graded vesting period. Restricted stock and restricted stock units generally vest ratably over a three-year period. Performance units generally vest at the end of a three-year performance period based on the attainment of certain pre-determined performance condition targets. During the nine months ended September 30, 2025, 0.06 restricted stock and restricted stock units vested, and 0.01 performance units vested.
Share-based compensation expense was $4.9 and $4.2 for the three months ended September 30, 2025 and 2024, respectively, and $15.4 and $14.3 for the nine months ended September 30, 2025 and 2024, respectively. Share-based compensation expense is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. As of September 30, 2025, total share-based compensation of $25.0 is expected to be recognized over the weighted-average period of approximately 2.0 years.
NOTE 15 — Commitments and Contingencies
Environmental
We are subject to federal, state, local, and foreign environmental laws and regulations concerning, among other matters, wastewater effluents, air emissions, and handling and disposal of hazardous materials, such as cleaning fluids. We are involved with environmental compliance, investigation, monitoring, and remediation activities at certain of our owned and formerly owned manufacturing facilities, and, except for these continuing remediation efforts, believe we are currently in substantial compliance with all known environmental regulations. Undiscounted accrued reserves at both September 30, 2025 and December 31, 2024 were not material.
Legal Proceedings
Ordinary Course Litigation: We are occasionally subject to various legal claims related to performance under contracts, product liability, taxes, employment matters, environmental matters, intellectual property, and other matters incidental to the normal course of our business. Based on our historical experience in litigating these claims, as well as our current assessment of the underlying merits of the claims and applicable insurance, if any, management believes that the final resolution of these matters will not have a material adverse effect on our financial position, liquidity, cash flows, or results of operations. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recoveries, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that we have previously made.
Refer to Part II. Other Information, Item 1. Legal Proceedings within this Quarterly Report on Form 10-Q regarding legal matters related to the proposed merger with Baker Hughes, as disclosed under the caption “Supplemental Disclosure.”

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
Overview
Chart Industries, Inc. is a global leader in the design, engineering, and manufacturing of process technologies and equipment for gas and liquid molecule handling for the Nexus of Clean™ - clean power, clean water, clean food, and clean industrials, regardless of molecule. The Company’s unique product and solution portfolio across stationary and rotating equipment is used in every phase of the liquid gas supply chain, including engineering, service and repair and from installation to preventive maintenance and digital monitoring. Chart is a leading provider of technology, equipment and services related to LNG, hydrogen, biogas and CO2 capture among other applications. Chart is committed to excellence in ESG issues both for our company as well as our customers. With 64 global manufacturing locations and over 50 service centers from the United States to Asia, India, Europe and South America, we maintain accountability and transparency to our team members, suppliers, customers and communities.
The financial information presented and discussion of results that follows is presented on a continuing operations basis unless stated otherwise.
Proposed Merger with Baker Hughes Company
On July 28, 2025, Chart Industries, Inc., a Delaware corporation (“Chart”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Baker Hughes Company, a Delaware corporation (“Baker Hughes”), and Tango Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Baker Hughes (“Merger Sub”). The Merger Agreement was unanimously approved by Chart’s board of directors (the “Chart Board”) after the Chart Board determined that the proposal received from Baker Hughes constituted a “Superior Chart Proposal” under the terms of its merger agreement with Flowserve. On October 6, 2025, Chart’s stockholders approved the proposal to adopt the Merger Agreement.
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
In addition, with respect to the termination of the Flowserve Merger Agreement (as defined below) and the payment of the Flowserve Termination Payment (as defined below) to Flowserve (as defined below), Baker Hughes was required to pay $258 million of such Flowserve Termination Payment to Flowserve on Chart’s behalf (with Chart required to pay the remaining $8 million portion thereof), which payments were made during the third quarter of 2025.
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
On October 6, 2025, Chart held a special meeting of its stockholders at which holders of Chart Common Stock approved the proposal to adopt the Merger Agreement. The completion of the Merger remains subject to the satisfaction or waiver of the other conditions set forth in the Merger Agreement.
The Merger Agreement contains certain termination rights for the parties, including in the event that (i) the parties agree in writing to terminate the Merger Agreement, (ii) if the Merger is not consummated by the initial outside date of July 28, 2026 (as it may be extended, the “Outside Date”), which date will be automatically extended for two successive six-month periods if the only remaining conditions to closing are the receipt of required regulatory approvals, (iii) any legal restraint having the effect of prohibiting the consummation of the Merger shall have become final and nonappealable or (iv) the other party has breached its representations, warranties or covenants in the Merger Agreement, subject to certain qualifications.
The Merger Agreement provides that, upon termination of the Merger Agreement under certain specified circumstances, including by Baker Hughes due to a material breach by Chart or by either Chart or Baker Hughes because the Merger is not consummated by the Outside Date, in each case at a time when there was an offer or proposal for an alternative transaction with Chart prior to such termination and Chart enters into or consummates an alternative transaction within twelve (12) months following such date of termination, Chart will be required to pay to Baker Hughes a termination fee equal to $250 million in cash (the “Chart Termination Fee”).
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
On July 28, 2025, prior to entering into the Merger Agreement, Chart, Flowserve, Big Sur Merger Sub, Inc., and Napa Merger Sub LLC entered into a Termination Agreement, pursuant to which the parties agreed to terminate the Flowserve Merger Agreement (the “Termination Agreement”). Under the terms of the Termination Agreement, a termination payment of $266 million (the “Flowserve Termination Payment”) was paid in cash to Flowserve (of which, as noted above, $258 million was paid by Baker Hughes on Chart’s behalf and $8 million was paid by Chart). The Flowserve Termination Payment consists of the $250 million termination fee that was required to be paid to Flowserve under the Flowserve Merger Agreement plus an additional agreed upon amount of $16 million to reimburse Flowserve for certain expenses. We recorded a liability of $258 million for termination fee paid by Baker Hughes Company within the unaudited condensed consolidated balance sheet as of September 30, 2025. This liability was recorded because Chart could be required under the Merger Agreement to repay Baker Hughes for this $258 million portion in certain limited circumstances if the Merger Agreement is terminated. Following the approval of the Merger Agreement by Chart stockholders on October 6, 2025, such repayment would only be required under the Merger Agreement if the agreement is terminated under circumstances where the Chart Termination Fee becomes payable by Chart. Although management believes it is highly unlikely that this amount would be required to be repaid, U.S. GAAP requires the Company to record the liability and prohibits the recognition of a gain on the extinguishment of the corresponding amount owed to Flowserve (which was legally released upon Baker Hughes’ payment) until the Merger closes, which is expected to be in mid-2026. Further information is located in Note 1, “Basis of Preparation” to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
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
Macroeconomic Impacts
Geopolitical instability continues to create uncertainty in the global economy, including the current conflict between Russia and Ukraine and the related sanctions imposed by countries against Russia, along with the heightened tensions between the United States and China. Unrest in the Middle East may impact our business and operations and strain global supply chains. Moreover, a substantial amount of uncertainty exists regarding the impact of international monetary and trade policies on our business and markets, including possible continued volatility in interest rates and inflation, as well as the unknown impact of recent or threatened changes to U.S. governmental trade policies, including the introduction of, and unpredictability associated with, global tariffs on all U.S. trading partners, as well as the possible impact of any retaliatory tariffs on products from the United States. Additionally, geopolitical uncertainty regarding energy policies may affect the timing of certain projects. We are unable to predict the impact these actions will have on the global economy or on our business, financial condition and results of operations. These events did not have a material adverse effect on our reported results for the third quarter of 2025. We continue to actively monitor the impact of these macroeconomic developments on our results of operations for the remainder of 2025 and beyond.
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
Third Quarter 2025 Highlights
We had consolidated orders of $1,680.4 million for the three months ended September 30, 2025 compared to $1,167.5 million for the three months ended September 30, 2024. The increase in orders versus the three months ended September 30, 2024 was driven by higher orders in Specialty Products and Heat Transfer Systems. Our ending total backlog was $6,049.5 million as of September 30, 2025 compared to $4,535.3 million as of September 30, 2024.
Consolidated sales were $1,100.6 million in the three months ended September 30, 2025 compared to $1,062.5 million in the three months ended September 30, 2024. Compared to the third quarter of 2024, sales were up 3.6% driven by increases in our Heat Transfer Systems segment, partially offset by decreases in the other segments. Consolidated gross profit margin for the three months ended September 30, 2025 of 34.1% was flat compared with 34.1% for the three months ended September 30, 2024. Improved gross margins in Heat Transfer Systems offset lower margins in our other three segments.

Consolidated Results for the Three Months Ended September 30, 2025 and 2024, and June 30, 2025
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the three months ended September 30, 2025 and 2024 and June 30, 2025 (dollars in millions).
Selected Financial Information

	Three Months Ended			Current Quarter vs. Prior Year Same Quarter		Current Quarter vs. Prior Sequential Quarter
	September 30, 2025	September 30, 2024	June 30, 2025	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Sales
Cryo Tank Solutions	$151.2	$162.5	$155.9	$(11.3)	(7.0)%	$(4.7)	(3.0)%
Heat Transfer Systems	349.3	256.2	295.3	93.1	36.3%	54.0	18.3%
Specialty Products	269.9	283.3	292.9	(13.4)	(4.7)%	(23.0)	(7.9)%
Repair, Service & Leasing	330.2	360.5	338.2	(30.3)	(8.4)%	(8.0)	(2.4)%
Intersegment eliminations	—	—	—	—	—%	—	—%
Consolidated	$1,100.6	$1,062.5	$1,082.3	$38.1	3.6%	$18.3	1.7%

Gross Profit
Cryo Tank Solutions	$33.0	$40.7	$42.8	$(7.7)	(18.9)%	$(9.8)	(22.9)%
Heat Transfer Systems	134.5	76.4	89.1	58.1	76.0%	45.4	51.0%
Specialty Products	64.9	74.6	80.7	(9.7)	(13.0)%	(15.8)	(19.6)%
Repair, Service & Leasing	142.8	170.9	150.9	(28.1)	(16.4)%	(8.1)	(5.4)%
Consolidated	$375.2	$362.6	$363.5	$12.6	3.5%	$11.7	3.2%

Gross Profit Margin
Cryo Tank Solutions	21.8%	25.0%	27.5%
Heat Transfer Systems	38.5%	29.8%	30.2%
Specialty Products	24.0%	26.3%	27.6%
Repair, Service & Leasing	43.2%	47.4%	44.6%
Consolidated	34.1%	34.1%	33.6%

SG&A Expenses
Cryo Tank Solutions	$15.8	$15.4	$15.1	$0.4	2.6%	$0.7	4.6%
Heat Transfer Systems	12.0	10.1	11.1	1.9	18.8%	0.9	8.1%
Specialty Products	29.6	28.3	32.7	1.3	4.6%	(3.1)	(9.5)%
Repair, Service & Leasing	31.2	31.9	35.3	(0.7)	(2.2)%	(4.1)	(11.6)%
Corporate	59.5	50.0	51.1	9.5	19.0%	8.4	16.4%
Consolidated	$148.1	$135.7	$145.3	$12.4	9.1%	$2.8	1.9%

SG&A Expenses (% of Sales)
Cryo Tank Solutions	10.4%	9.5%	9.7%
Heat Transfer Systems	3.4%	3.9%	3.8%
Specialty Products	11.0%	10.0%	11.2%
Repair, Service & Leasing	9.4%	8.8%	10.4%
Consolidated	13.5%	12.8%	13.4%

	Three Months Ended			Current Quarter vs. Prior Year Same Quarter		Current Quarter vs. Prior Sequential Quarter
	September 30, 2025	September 30, 2024	June 30, 2025	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Operating Income (Loss)
Cryo Tank Solutions	$15.3	$23.5	$25.7	$(8.2)	(34.9)%	$(10.4)	(40.5)%
Heat Transfer Systems	117.7	61.3	73.0	56.4	92.0%	44.7	61.2%
Specialty Products	30.1	41.9	43.0	(11.8)	(28.2)%	(12.9)	(30.0)%
Repair, Service & Leasing	73.9	102.0	78.9	(28.1)	(27.5)%	(5.0)	(6.3)%
Corporate	(325.5)	(50.2)	(51.1)	(275.3)	548.4%	(274.4)	537.0%
Consolidated	$(88.5)	$178.5	$169.5	$(267.0)	(149.6)%	$(258.0)	(152.2)%

Operating Margin
Cryo Tank Solutions	10.1%	14.5%	16.5%
Heat Transfer Systems	33.7%	23.9%	24.7%
Specialty Products	11.2%	14.8%	14.7%
Repair, Service & Leasing	22.4%	28.3%	23.3%
Consolidated	(8.0)%	16.8%	15.7%
Results of Operations for the Three Months Ended September 30, 2025 and 2024
Sales for the third quarter of 2025 compared to the same quarter in 2024, which included a large aftermarket equipment sale that did not repeat, increased by $38.1 million, from $1,062.5 million to $1,100.6 million, or 3.6%. The increase compared to the third quarter in 2024 was primarily driven by increased sales in our Heat Transfer Systems segment.
Gross profit was $375.2 million for the third quarter of 2025, an increase of $12.6 million, or 3.5%, compared to $362.6 million for the same quarter in 2024. Gross profit margin of 34.1% for the third quarter of 2025 was flat compared to the third quarter of 2024. Improved gross margins in Heat Transfer Systems offset lower margins in Cryo Tank Solutions, Specialty Products and Repair, Service & Leasing which was positively impacted by a large equipment sale in 2024 that did not repeat.
Consolidated selling, general and administrative (“SG&A”) expenses increased by $12.4 million or 9.1% during the third quarter of 2025 compared to the same quarter in 2024 primarily driven by costs associated with the now terminated merger with Flowserve and the proposed merger with Baker Hughes. Costs related to these transactions, included in SG&A expenses, were $17.2 million for the three months ended September 30, 2025.
In accordance with the Termination Agreement, we recorded $266.0 million to termination fee expense within our unaudited condensed consolidated statement of operations for the three months ended September 30, 2025.
Amortization expense increased by $1.2 million to $49.6 million for the three months ended September 30, 2025, compared to $48.4 million for the same quarter of 2024.

Interest Expense, Net
The following table presents the components of interest expense, net (dollars in millions):

	Three Months Ended September 30,
	2025	2024
Interest expense term loans due March 2030	$26.1	$32.7
Interest expense senior secured notes due 2030	27.4	27.4
Interest expense senior unsecured notes due 2031	12.1	12.1
Interest expense senior secured revolving credit facility due April 2029	8.4	7.8
Interest expense convertible notes due November 2024	—	0.7
Financing costs amortization	4.7	4.8
Interest income	(2.2)	(3.0)
Capitalized interest	—	(2.2)
Other	0.6	0.3
Interest expense, net	$77.1	$80.6
Interest expense, net decreased by $3.5 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, which was mainly driven by lower interest rates and lower overall debt outstanding relative to our term loans due March 2030 in the third quarter of 2025 compared to the third quarter of 2024.
Financing costs amortization was $4.7 million and $4.8 million for the three months ended September 30, 2025 and 2024, respectively.
Income Tax (Benefit) Expense
Income tax (benefit) expense of $(47.5) million and $26.6 million for the three months ended September 30, 2025 and 2024, respectively, represents taxes on both U.S. and foreign earnings at a consolidated effective income tax rate of 26.0% and 26.5%, respectively. The effective income tax rate of 26.0% for the three months ended September 30, 2025 differed from the U.S. federal statutory rate of 21% primarily due to the U.S. impact of foreign operations, the release of valuation allowances, research and development credits and favorable provision to return true-ups offset by income earned by certain of our foreign entities being taxed at higher rates than the U.S. federal statutory rate and withholding taxes on foreign earnings not permanently reinvested.
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
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”), which introduced several changes to the U.S. tax code. These include the permanent extension of certain Tax Cuts and Jobs Act provisions, modifications to international tax rules, and immediate expensing of qualified property and research and development expenditures. While the provisions have varying effective dates through 2027, the Company does not expect a material impact on its effective tax rate or consolidated financial statements. The Company will continue to monitor developments as further guidance becomes available.
Net (Loss) Income Attributable to Chart Industries, Inc. from Continuing Operations
As a result of the foregoing, net (loss) income attributable to Chart Industries, Inc. from continuing operations for the three months ended September 30, 2025 and 2024 was $(138.5) million and $69.4 million, respectively.

Consolidated Results for the Nine Months Ended September 30, 2025 and 2024
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the nine months ended September 30, 2025 and 2024 (dollars in millions).
Selected Financial Information

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2025	September 30, 2024	Variance ($)	Variance (%)
Sales
Cryo Tank Solutions	$460.3	$487.7	$(27.4)	(5.6)%
Heat Transfer Systems	911.9	746.5	165.4	22.2%
Specialty Products	838.9	797.4	41.5	5.2%
Repair, Service & Leasing	973.3	1,022.0	(48.7)	(4.8)%
Intersegment eliminations	—	(0.1)	0.1	(100.0)%
Consolidated	$3,184.4	$3,053.5	$130.9	4.3%

Gross Profit
Cryo Tank Solutions	$113.0	$106.9	$6.1	5.7%
Heat Transfer Systems	306.2	207.3	98.9	47.7%
Specialty Products	229.3	214.3	15.0	7.0%
Repair, Service & Leasing	430.0	488.0	(58.0)	(11.9)%
Consolidated	$1,078.5	$1,016.5	$62.0	6.1%

Gross Profit Margin
Cryo Tank Solutions	24.5%	21.9%
Heat Transfer Systems	33.6%	27.8%
Specialty Products	27.3%	26.9%
Repair, Service & Leasing	44.2%	47.7%
Consolidated	33.9%	33.3%

SG&A Expenses
Cryo Tank Solutions	$48.6	$47.8	$0.8	1.7%
Heat Transfer Systems	33.9	34.7	(0.8)	(2.3)%
Specialty Products	92.7	77.7	15.0	19.3%
Repair, Service & Leasing	105.4	114.2	(8.8)	(7.7)%
Corporate	153.8	139.0	14.8	10.6%
Consolidated	$434.4	$413.4	$21.0	5.1%

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2025	September 30, 2024	Variance ($)	Variance (%)
SG&A Expenses % of Sales
Cryo Tank Solutions	10.6%	9.8%
Heat Transfer Systems	3.7%	4.6%
Specialty Products	11.1%	9.7%
Repair, Service & Leasing	10.8%	11.2%
Consolidated	13.6%	13.5%

Operating Income (Loss)
Cryo Tank Solutions	$58.6	$53.5	$5.1	9.5%
Heat Transfer Systems	257.6	157.6	100.0	63.5%
Specialty Products	121.4	122.0	(0.6)	(0.5)%
Repair, Service & Leasing	215.5	265.1	(49.6)	(18.7)%
Corporate	(419.8)	(139.0)	(280.8)	202.0%
Consolidated	$233.3	$459.2	$(225.9)	(49.2)%

Operating Margin
Cryo Tank Solutions	12.7%	11.0%
Heat Transfer Systems	28.2%	21.1%
Specialty Products	14.5%	15.3%
Repair, Service & Leasing	22.1%	25.9%
Consolidated	7.3%	15.0%
Results of Operations for the Nine Months Ended September 30, 2025 and 2024
Sales for the first nine months of 2025 compared to the same period in 2024 increased by $130.9 million, from $3,053.5 million to $3,184.4 million and was driven by increases in Heat Transfer Systems and Specialty Products segments partially offset by lower sales in Cryo Tank Solutions and Repair, Service & Leasing due to 2024 having a significant emergency field service repair and a large aftermarket equipment sale.
Gross profit increased during the first nine months of 2025 compared to the first nine months of 2024 by $62.0 million or 6.1%, while gross profit margin of 33.9% for the first nine months of 2025 increased from 33.3% in the first nine months of 2024. The increase in gross profit margin for the first nine months of 2025 compared to the same period in 2024 was driven by increases in Cryo Tank Solutions, Heat Transfer Systems and Specialty Products. Gross profit margin was lower in Repair, Service & Leasing due to 2024 having a significant emergency field service repair project.
Consolidated SG&A expenses increased by $21.0 million or 5.1% during the first nine months of 2025 compared to the same period in 2024 primarily driven by costs associated with the now terminated merger agreement with Flowserve, the proposed merger with Baker Hughes, increased IT costs and the absence of a favorable acquisition-related contingent consideration adjustment that was recorded in the nine months ended September 30, 2024. Costs related to the Flowserve and Baker Hughes transactions, included in SG&A expenses, were $18.2 million during the nine months ended September 30, 2025.
In accordance with the Termination Agreement, we recorded $266.0 million to termination fee expense within our unaudited condensed consolidated statement of operations for the nine months ended September 30, 2025.
Amortization expense increased by $0.9 million to $144.8 million for the nine months ended September 30, 2025, compared to $143.9 million for the same period of 2024.

Interest Expense, Net and Financing Costs Amortization
The following table presents the components of interest expense, net (dollars in millions):

	Nine Months Ended September 30,
	2025	2024
Interest expense term loans due March 2030	$80.2	$104.3
Interest expense senior secured notes due 2030	81.4	81.5
Interest expense senior unsecured notes due 2031	36.1	36.1
Interest expense senior secured revolving credit facility due April 2029	23.3	22.4
Interest expense convertible notes due November 2024	—	2.2
Financing costs amortization	14.4	14.2
Interest income	(5.2)	(7.7)
Capitalized interest	(0.1)	(6.2)
Other	2.4	1.9
Interest expense, net	$232.5	$248.7
Interest expense, net decreased by $16.2 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was mainly driven by lower interest rates and lower debt outstanding on our term loans due March 2030.
Financing costs amortization was $14.4 million for the nine months ended September 30, 2025 as compared to $14.2 million for the nine months ended September 30, 2024.
Income Tax (Benefit) Expense
Income tax (benefit) expense of $(14.1) million and $50.9 million for the nine months ended September 30, 2025 and 2024, respectively, represents taxes on both U.S. and foreign earnings at a consolidated effective income tax rate of 91.6% and 24.7%, respectively. The effective income tax rate of 91.6% for the nine months ended September 30, 2025 differed from the U.S. federal statutory rate of 21% primarily due to the U.S. impact of foreign operations, the release of valuation allowances, research and development credits and favorable provision to return true-ups offset by income earned by certain of our foreign entities being taxed at higher rates than the U.S. federal statutory rate and withholding taxes on foreign earnings not permanently reinvested.
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
Net (Loss) Income Attributable to Chart Industries, Inc. from Continuing Operations
As a result of the foregoing, net (loss) income attributable to Chart Industries, Inc. from continuing operations for the nine months ended September 30, 2025 and 2024 was $(10.9) million and $141.7 million, respectively.
Segment Results
Our reportable and operating segments include: Cryo Tank Solutions, Heat Transfer Systems, Specialty Products and Repair, Service & Leasing. Corporate includes certain unallocated operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, risk management and share-based compensation expenses. Corporate support functions are not allocated to the segments. For further information, refer to Note 2, “Reportable Segments” of our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report. The following tables include key metrics used to evaluate our business and measure our performance and represent selected financial data for our operating segments for the three and nine months ended September 30, 2025 and 2024 (dollars in millions):

Cryo Tank Solutions — Results of Operations for the Three Months Ended September 30, 2025 and 2024

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	September 30, 2025	September 30, 2024	Variance ($)	Variance (%)
Sales	$151.2	$162.5	$(11.3)	(7.0)%
Gross Profit	33.0	40.7	(7.7)	(18.9)%
Gross Profit Margin	21.8%	25.0%
SG&A Expenses	$15.8	$15.4	$0.4	2.6%
SG&A Expenses (% of Sales)	10.4%	9.5%
Operating Income	$15.3	$23.5	$(8.2)	(34.9)%
Operating Margin	10.1%	14.5%
For the third quarter of 2025, Cryo Tank Solutions segment sales decreased by $11.3 million as compared to the same quarter in 2024 primarily driven by lower industrial gas sales in Europe and the United States, partially offset by increased sales in China.
During the third quarter of 2025, Cryo Tank Solutions segment gross profit decreased by $7.7 million as compared to the same quarter in 2024, and gross profit margin decreased by 320 basis points. The decrease in gross profit and gross profit margin was driven by higher material costs and lower production volumes.
Cryo Tank Solutions segment SG&A expenses increased by $0.4 million during the third quarter of 2025 as compared to the same quarter in 2024.
Cryo Tank Solutions — Results of Operations for the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2025	September 30, 2024	Variance ($)	Variance (%)
Sales	$460.3	$487.7	$(27.4)	(5.6)%
Gross Profit	113.0	106.9	6.1	5.7%
Gross Profit Margin	24.5%	21.9%
SG&A Expenses	$48.6	$47.8	$0.8	1.7%
SG&A Expenses (% of Sales)	10.6%	9.8%
Operating Income	$58.6	$53.5	$5.1	9.5%
Operating Margin	12.7%	11.0%
For the first nine months of 2025, Cryo Tank Solutions segment sales decreased by $27.4 million compared to the same period in 2024. This decrease was primarily driven by lower industrial gas sales in the United States, partially offset by improved sales in Europe and China.
During the first nine months of 2025, Cryo Tank Solutions segment gross profit increased by $6.1 million as compared to the same period in 2024, and gross profit margin increased by 260 basis points. The increase in gross profit margin was driven by better project mix and productivity in the United States and Europe, partially offset by lower margins in China due to project mix in the first quarter of 2025.
Cryo Tank Solutions segment SG&A expenses increased by $0.8 million during the first nine months of 2025 as compared to the same period in 2024.

Heat Transfer Systems — Results of Operations for the Three Months Ended September 30, 2025 and 2024

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	September 30, 2025	September 30, 2024	Variance ($)	Variance (%)
Sales	$349.3	$256.2	$93.1	36.3%
Gross Profit	134.5	76.4	58.1	76.0%
Gross Profit Margin	38.5%	29.8%
SG&A Expenses	$12.0	$10.1	$1.9	18.8%
SG&A Expenses (% of Sales)	3.4%	3.9%
Operating Income	$117.7	$61.3	$56.4	92.0%
Operating Margin	33.7%	23.9%
For the third quarter of 2025, Heat Transfer Systems segment sales increased by $93.1 million as compared to the same quarter in 2024. This increase was driven by continued execution of our backlog in LNG projects as well as data centers and traditional energy.
During the third quarter of 2025, Heat Transfer Systems segment gross profit increased by $58.1 million as compared to the same quarter in 2024, and gross profit margin increased by 870 basis points. The increase in gross profit margin is largely due to better productivity and project mix including more full solution sales.
Heat Transfer Systems segment SG&A expenses increased by $1.9 million during the third quarter of 2025 as compared to the same quarter in 2024.
Heat Transfer Systems — Results of Operations for the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2025	September 30, 2024	Variance ($)	Variance (%)
Sales	$911.9	$746.5	$165.4	22.2%
Gross Profit	306.2	207.3	98.9	47.7%
Gross Profit Margin	33.6%	27.8%
SG&A Expenses	$33.9	$34.7	$(0.8)	(2.3)%
SG&A Expenses (% of Sales)	3.7%	4.6%
Operating Income	$257.6	$157.6	$100.0	63.5%
Operating Margin	28.2%	21.1%
For the first nine months of 2025, Heat Transfer Systems segment sales increased by $165.4 million as compared to the same period in 2024. The increase in sales was driven by increased sales in LNG as well as data centers and traditional energy.
During the first nine months of 2025, Heat Transfer Systems segment gross profit increased by $98.9 million as compared to the same period in 2024 primarily due to the increase in sales, and gross profit margin increased by 580 basis points largely due to better productivity and project mix.
Heat Transfer Systems segment SG&A expenses decreased by $0.8 million during the first nine months of 2025 as compared to the same period in 2024.

Specialty Products — Results of Operations for the Three Months Ended September 30, 2025 and 2024

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	September 30, 2025	September 30, 2024	Variance ($)	Variance (%)
Sales	$269.9	$283.3	$(13.4)	(4.7)%
Gross Profit	64.9	74.6	(9.7)	(13.0)%
Gross Profit Margin	24.0%	26.3%
SG&A Expenses	$29.6	$28.3	$1.3	4.6%
SG&A Expenses (% of Sales)	11.0%	10.0%
Operating Income	$30.1	$41.9	$(11.8)	(28.2)%
Operating Margin	11.2%	14.8%
Specialty Products segment sales decreased by $13.4 million during the third quarter of 2025 as compared to the same quarter in 2024. The decrease in Specialty Products segment sales was driven by decreased sales in hydrogen and HLNG vehicle tanks that were largely offset by increased sales in marine, infrastructure and space end markets.
Specialty Products segment gross profit decreased $9.7 million versus the third quarter in 2024 which was mainly due to lower gross profit in hydrogen, HLNG vehicle tanks and power generation. Gross profit margin decreased by 230 basis points primarily due to less favorable end-market sales mix and additional production costs incurred.
Specialty Products segment SG&A expenses increased by $1.3 million during the third quarter of 2025 as compared to the same quarter in 2024.
Specialty Products — Results of Operations for the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2025	September 30, 2024	Variance ($)	Variance (%)
Sales	$838.9	$797.4	$41.5	5.2%
Gross Profit	229.3	214.3	15.0	7.0%
Gross Profit Margin	27.3%	26.9%
SG&A Expenses	$92.7	$77.7	$15.0	19.3%
SG&A Expenses (% of Sales)	11.1%	9.7%
Operating Income	$121.4	$122.0	$(0.6)	(0.5)%
Operating Margin	14.5%	15.3%
Specialty Products segment sales increased by $41.5 million during the first nine months of 2025 as compared to the same period in 2024. The increase in Specialty Products segment sales was mainly due to increased sales in space, hydrogen, infrastructure, marine and water treatment.
Specialty Products segment gross profit increased by $15.0 million during the first nine months of 2025 as compared to the same period in 2024 primarily due to the increase in sales volume while gross profit increased 40 basis points.
Specialty Products segment SG&A expenses increased by $15.0 million during the first nine months of 2025 as compared to the same period in 2024 primarily driven by the absence of a favorable acquisition-related contingent consideration adjustment that was recorded in the nine months ended September 30, 2024 as well as increased marketing and service related costs.

Repair, Service & Leasing — Results of Operations for the Three Months Ended September 30, 2025 and 2024

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	September 30, 2025	September 30, 2024	Variance ($)	Variance (%)
Sales	$330.2	$360.5	$(30.3)	(8.4)%
Gross Profit	142.8	170.9	(28.1)	(16.4)%
Gross Profit Margin	43.2%	47.4%
SG&A Expenses	$31.2	$31.9	$(0.7)	(2.2)%
SG&A Expenses (% of Sales)	9.4%	8.8%
Operating Income	$73.9	$102.0	$(28.1)	(27.5)%
Operating Margin	22.4%	28.3%
For the third quarter of 2025, Repair, Service & Leasing segment sales decreased by $30.3 million as compared to the same quarter in 2024. The decrease was primarily driven by a large aftermarket equipment sale and an emergency service repair project in the third quarter of 2024 that did not repeat in 2025.
During the third quarter of 2025, Repair, Service & Leasing segment gross profit decreased by $28.1 million as compared to the same quarter in 2024, and gross profit margin decreased by 420 basis points. The decrease in gross profit margin was primarily driven by a large aftermarket equipment sale and an emergency service repair project in the third quarter of 2024 that did not repeat in 2025.
Repair, Service & Leasing segment SG&A expenses during the third quarter of 2025 decreased by $0.7 million compared to the third quarter 2024. The decrease in SG&A expenses was driven by lower restructuring charges.
Repair, Service & Leasing — Results of Operations for the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended		Current Year-to-date vs. Prior Year-to-date Period
	September 30, 2025	September 30, 2024	Variance ($)	Variance (%)
Sales	$973.3	$1,022.0	$(48.7)	(4.8)%
Gross Profit	430.0	488.0	(58.0)	(11.9)%
Gross Profit Margin	44.2%	47.7%
SG&A Expenses	$105.4	$114.2	$(8.8)	(7.7)%
SG&A Expenses (% of Sales)	10.8%	11.2%
Operating Income	$215.5	$265.1	$(49.6)	(18.7)%
Operating Margin	22.1%	25.9%
For the first nine months of 2025, Repair, Service & Leasing segment sales decreased by $48.7 million as compared to the same period in 2024. This decrease was primarily due to record field service work that did not repeat in the second quarter of 2025 as well as a large aftermarket equipment order that did not repeat in the third quarter of 2025.
During the first nine months of 2025, Repair, Service & Leasing segment gross profit decreased by $58.0 million as compared to the same period in 2024, and gross profit margin decreased by 350 basis points. The decrease in gross profit and gross profit margin was mainly driven by record field service work that occurred in the second quarter of 2024 that commanded higher margins which did not repeat in the second quarter of 2025 as well as higher margins generated on the non-repeating large aftermarket equipment sale in the third quarter of 2025.
Repair, Service & Leasing segment SG&A expenses decreased by $8.8 million during the first nine months of 2025 as compared to the same period in 2024, driven by lower IT services, maintenance costs as well as lower travel & entertainment costs.
Corporate
Corporate SG&A expenses increased by $9.5 million and $14.8 million during the three and nine months ended September 30, 2025, respectively, as compared to the same respective periods in 2024 mainly due to costs associated with the now terminated merger with Flowserve and the proposed merger with Baker Hughes. Costs related to these transactions, included in SG&A expenses, were $17.2 million and $18.2 million during the three and nine months ended September 30, 2025, respectively.
In accordance with the Termination Agreement, we recorded $266.0 million to termination fee expense within our unaudited condensed consolidated statement of operations for the three months ended September 30, 2025.
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
Sources and Uses of Cash
The discussion of sources and uses of cash that follows is presented on a consolidated basis. Our cash, cash equivalents, restricted cash, and restricted cash equivalents totaled $400.8 million at September 30, 2025, an increase of $90.3 million from the balance at December 31, 2024. Our foreign subsidiaries held cash of $326.4 million and $281.6 million, at September 30, 2025, and December 31, 2024, respectively. No material restrictions exist to accessing cash held by our foreign subsidiaries. Cash equivalents are primarily invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations, and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization, and in the case of cash equivalents in China, obligations of local banks. We believe that our existing cash and cash equivalents, funds available under our senior secured revolving credit facility due April 2029 or other financing alternatives, and cash provided by operations will be sufficient to meet our normal working capital needs, capital expenditures, debt repayments and investments for the foreseeable future.
Cash provided by operating activities of $203.9 million for the nine months ended September 30, 2025 decreased from cash provided by operating activities of $221.6 million for the nine months ended September 30, 2024. The decrease is primarily due to the timing of progress billings.
Cash used in investing activities was $70.8 million and $121.6 million for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, we used $67.3 million for capital expenditures and $1.4 million mainly for investments in Hy24. During the nine months ended September 30, 2024, we used $100.3 million for capital expenditures and $13.1 million mainly for investments in Hy24.
Cash used in financing activities was $53.9 million for the nine months ended September 30, 2025 while cash provided by financing activities was $6.8 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, we borrowed $2,276.3 million, repaid $2,221.3 million in borrowings on our revolving credit facility, repaid $75.0 million in borrowings on our term loan, and paid $20.4 million of dividends on our mandatory convertible preferred stock. During the nine months ended September 30, 2024, we borrowed $2,286.7 million and repaid $2,246.5 million in borrowings on our revolving credit facility and paid $20.4 million of dividends on our mandatory convertible preferred stock.
Cash Requirements
We do not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2025. Management anticipates we will be able to satisfy cash requirements for our ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities.
The Merger Agreement provides that, upon termination of the Merger Agreement under certain specified circumstances, Chart will pay to Baker Hughes a termination fee equal to $250 million in cash. In addition, if the Merger Agreement is terminated under circumstances where such termination fee becomes payable by Chart, Chart will also be required to reimburse Baker Hughes for the $258 million Flowserve Termination Payment that Baker Hughes paid on Chart’s behalf in connection with the termination of the Flowserve Merger Agreement.
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
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, that we have not recognized as revenue and excludes unexercised contract options and potential orders. Our backlog as of September 30, 2025 was $6,049.5 million, compared to $4,535.3 million as of September 30, 2024.
The tables below represent orders received and backlog by segment for the periods indicated (dollars in millions):

	Three Months Ended
	September 30, 2025	September 30, 2024	June 30, 2025
Orders
Cryo Tank Solutions	$116.1	$126.2	$157.0
Heat Transfer Systems	760.8	424.7	271.2
Specialty Products	438.5	237.8	663.3
Repair, Service & Leasing	365.0	377.9	406.1
Intersegment eliminations	—	0.9	—
Consolidated	$1,680.4	$1,167.5	$1,497.6

	As of
	September 30, 2025	September 30, 2024	June 30, 2025
Backlog
Cryo Tank Solutions	$265.1	$316.5	$317.6
Heat Transfer Systems	2,366.5	1,878.0	2,013.5
Specialty Products	2,589.8	1,755.3	2,403.6
Repair, Service & Leasing	828.1	593.4	801.8
Intersegment eliminations	—	(7.9)	—
Consolidated	$6,049.5	$4,535.3	$5,536.5
Cryo Tank Solutions segment orders for the three months ended September 30, 2025 were $116.1 million compared to $126.2 million for the three months ended September 30, 2024. The decrease in Cryo Tank Solutions segment orders during the three months ended September 30, 2025 when compared to the same quarter last year was due to lower orders in industrial gas equipment. Cryo Tank Solutions segment backlog at September 30, 2025 totaled $265.1 million compared to $316.5 million as of September 30, 2024.
Heat Transfer Systems segment orders for the three months ended September 30, 2025 were $760.8 million compared to $424.7 million for the three months ended September 30, 2024. The increase in orders from the three months ended September 30, 2024 was driven by increased orders in LNG projects, which includes Sempra Infrastructure’s Port Arthur LNG Phase 2, data centers and traditional energy. Heat Transfer Systems segment backlog at September 30, 2025 totaled $2,366.5 million, as compared to $1,878.0 million as of September 30, 2024 mainly as a result of orders in LNG and data centers.
Specialty Products segment orders for the three months ended September 30, 2025 were $438.5 million compared to $237.8 million for the three months ended September 30, 2024. The increase in Specialty Products segment orders during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was driven by orders in carbon capture, nuclear, mining, space, marine, helium and water treatment. Specialty Products segment backlog totaled $2,589.8 million as of September 30, 2025, compared to $1,755.3 million as of September 30, 2024.
Repair, Service & Leasing segment orders for the three months ended September 30, 2025 were $365.0 million compared to $377.9 million for the three months ended September 30, 2024. The decrease in orders for the three months ended

September 30, 2025 versus the third of 2024 was due to the non-repeating large aftermarket equipment order that was received in the third quarter of 2025. Repair, Service & Leasing segment backlog totaled $828.1 million as of September 30, 2025, compared to $593.4 million as of September 30, 2024.
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
Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about the consummation of the potential merger transaction, including the expected time period to consummate the potential merger transaction. All such forward-looking statements are based upon current plans, estimates, expectations and ambitions that are subject to risks, uncertainties and assumptions, many of which are beyond the control of Chart and Baker Hughes, that could cause actual results to differ materially from those expressed in such forward-looking statements. Key factors that could cause actual results to differ materially include, but are not limited to: the risk that regulatory approvals are not obtained or are obtained subject to conditions, limitations or restrictions that are not anticipated by Chart; potential delays in consummating the proposed merger transaction, including as a result of failure to receive any regulatory approvals (or any conditions, limitations or restrictions placed on such approvals); the possibility that competing offers or acquisition proposals may be made; the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement, including in circumstances which would require Chart to pay a termination fee; unforeseen or unknown liabilities; customer, stockholder, regulatory and other stakeholder approvals and support; unexpected future capital expenditures; the possibility that the transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; the effect of the announcement, pendency or completion of the proposed merger transaction on the parties’ business relationships and business generally; risks that the proposed merger transaction disrupts current plans and operations of Chart or Baker Hughes and potential difficulties in employee retention as a result of the proposed merger transaction, as well as the risk of disruption of management and ongoing business operations during the pendency of, the proposed merger transaction; uncertainties as to whether the proposed merger transaction will be consummated on the anticipated timing or at all; changes in commodity prices; negative effects of this announcement, and the pendency or completion of the proposed merger transaction on the market price of Chart’s common stock and/or operating results; rating agency actions and the ability to access short- and long-term debt markets on a timely and affordable basis; various events that could disrupt operations, including severe weather, cybersecurity attacks, as well as security threats and governmental response to them, and technological changes; labor disputes; changes in labor costs and labor difficulties; the effects of industry, market, economic, political or regulatory conditions outside of Chart’s or Baker Hughes’ control; the possibility that Baker Hughes may not be able to obtain sufficient financing or otherwise have sufficient financial resources to pay the merger consideration on a timely basis or otherwise; legislative, regulatory and economic developments targeting public companies in the industrial sector; global supply chain disruptions and the current inflationary environment; the substantial dependence of Chart’s sales on the success of the energy, chemical, power generation and general industries; economic, political and other risks associated with the international operations of Chart; slower than anticipated growth and market acceptance of new clean energy product offerings; risks related to regional conflicts and unrest, including the recent turmoil in the Middle East and the conflict between Russia and Ukraine including potential energy shortages in Europe and elsewhere; potential adverse effects resulting from U.S. governmental trade policies, including the implementation of tariffs and related retaliatory actions and changes to or uncertainties related to tariffs and trade agreements; and the risks described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in Part II, Item 1A, “Risk Factors”, in this Quarterly Report on Form 10-Q. Other unpredictable factors or factors not discussed in this communication could also have material adverse effects on forward-looking statements.

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
Item 3.Quantitative and Qualitative Disclosures About Market Risk
For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2024. As of September 30, 2025, there has been no material change in this information.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to our management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Ordinary Course Litigation
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
Supplemental Disclosure
Following the announcement of the Merger Agreement, two lawsuits — captioned McDaniels v. Chart Industries, Inc. et al., 655434/2025 and Johnson v. Chart Industries, Inc. et al., 655438/2025 — were filed on September 11, 2025 in the Supreme Court of the State of New York by purported Chart stockholders, each naming Chart and the members of its board of directors as defendants (the “Complaints”). The Complaints claim that the Definitive Proxy Statement is materially incomplete and misleading under New York law, and seek injunctive relief, damages and costs, among other remedies. Chart has also received demand letters from multiple stockholders threatening litigation and/or making other demands relating to the Merger, including demands for additional disclosures. Although Chart cannot predict the outcome or estimate the possible loss or range of loss from these matters, Chart and its directors believe that the allegations contained in the Complaints and demand letters are without merit, that no supplemental disclosures are required or necessary under applicable law, and that the requested disclosures are immaterial.
However, in order to reduce the risk of the demand letters or Complaints delaying the Special Meeting or the closing of the Merger, and to minimize the nuisance and expense of defending against any litigation, and without admitting any liability or wrongdoing, on September 25, 2025, Chart filed a Form 8-K to update and supplement the Definitive Proxy Statement with additional disclosures relating the Merger (the “Supplemental Disclosures”). Thereafter, the attorney representing the stockholders who filed the Complaints acknowledged that the Supplemental Disclosures mooted the claims raised in the Complaints in their entirety and confirmed that they will seek a mootness fee in connection with the Supplemental Disclosures. The Complaints will remain pending while the forthcoming mootness fee demand is resolved. Chart maintains that none of the Supplemental Disclosures are material. Nevertheless, resolution of these matters may involve payments by Chart to the stockholders’ attorneys that filed the Complaints and/or submitted the demand letters.
Item 1A. Risk Factors
In addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, the following risk factors have been identified as a result of our entering into the Merger Agreement with Baker Hughes.
Risks Related to the Proposed Merger
If the conditions to the Merger Agreement are not met, the Merger may not occur.
While Chart’s stockholders approved the adoption of the Merger Agreement at a special meeting on October 6, 2025, the completion of the Merger remains subject to the satisfaction or waiver of other specified conditions set forth in the Merger Agreement, including obtaining required regulatory approvals. We do not control the satisfaction of all such conditions. If such closing conditions are not satisfied or waived, the Merger will not occur, or will be delayed pending later satisfaction or waiver, and such delay may cause Chart to incur additional costs in connection with the Merger.
The Merger Agreement may be terminated in accordance with its terms, and the Merger may not be completed, which could negatively impact our business, financial results, and/or stock price.
The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger, including receipt of required regulatory approvals. If the Merger is not completed for any reason, there may be adverse consequences and we may experience negative reactions from the financial markets, our customers, our suppliers and/or our employees.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2025	73	$171.46	—	$—
August 1 – 31, 2025	2,397	197.51	—	—
September 1 – 30, 2025	325	199.48	—	—
Total	2,795	197.06	—	$—
_______________
(1)Includes shares of common stock surrendered to us during the third quarter of 2025 by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $550,783. The total number of shares repurchased represents the net shares issued to satisfy tax withholding. All such repurchased shares were subsequently retired during the three months ended September 30, 2025.
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
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the quarter ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such items are defined in Item 408 of Regulation S-K), nor do any of the directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) currently maintain any such arrangements.
Item 6.Exhibits
The following exhibits are included with this report:
2.1#    Agreement and Plan of Merger, dated as of July 28, 2025, by and among Chart Industries, Inc., Baker Hughes Company and Tango Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 29, 2025 (File No. 001-11442)).
10.1##    Termination Agreement, dated as of July 28, 2025, by and among Chart Industries, Inc., Flowserve Corporation, Big Sur Merger Sub, Inc. and Napa Merger Sub LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 29, 2025 (File No. 001-11442)).
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
#    The schedules to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Chart agrees to furnish a supplemental copy of such schedules to the Securities and Exchange Commission upon its request.
##    The schedules to the Termination Agreement have been omitted from this filing pursuant to Item 601(b)(10) of Regulation S-K. Chart agrees to furnish a supplemental copy of such schedules to the Securities and Exchange Commission upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chart Industries, Inc.
(Registrant)

Date:	October 29, 2025	By:	/s/ Jillian C. Evanko
Jillian C. Evanko
Chief Executive Officer, President and a Director
(Principal Executive Officer)

Date:	October 29, 2025	By:	/s/ Joseph R. Brinkman
Joseph R. Brinkman
Vice President and Chief Financial Officer
(Principal Financial Officer)