Form 10-K
period 2025-12-31
CHART INDUSTRIES INC
filed 2026-02-27
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Registrant’s telephone number, including area code: (281) 364-8700
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price of $164.65 per share at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $7,485,849,790.
As of February 24, 2026, there were 47,865,593 outstanding shares of the Company’s common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
None.
Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2025.

CHART INDUSTRIES, INC.

PART I
Item 1.Business
THE COMPANY
Overview
Chart Industries, Inc., a Delaware corporation incorporated in 1992 (the “Company,” “Chart,” “we,” “us,” or “our” as used herein refers to Chart Industries, Inc. and our consolidated subsidiaries, unless the context indicates otherwise), is a global leader in the design, engineering, and manufacturing of process technologies and equipment for gas and liquid molecule handling for the Nexus of Clean™ - clean power, clean water, clean food, and clean industrials, regardless of molecule. The Company’s unique product and solution portfolio across stationary and rotating equipment is used in every phase of the liquid gas supply chain, including engineering, service and repair and from installation to preventive maintenance and digital monitoring. Chart is a leading provider of technology, equipment and services related to liquefied natural gas (“LNG”), hydrogen, biogas and CO2 capture among other applications. Chart is committed to excellence in environmental, social and corporate governance (“ESG”) issues both for its company as well as its customers. With 62 global manufacturing locations and over 50 service centers from the United States to Asia, Australia, India, Europe and South America, we maintain accountability and transparency to our team members, suppliers, customers and communities.
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
We have achieved this competitive position by capitalizing on our technical expertise, broad product and service offering, reputation for high quality global manufacturing, and by focusing on attractive, growth markets. We have an established sales and customer support presence across the globe. For the years ended December 31, 2025, 2024 and 2023, we generated sales of $4.3 billion, $4.2 billion, and $3.4 billion, respectively.
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
Terminated Merger Agreement
On June 3, 2025, Chart entered into an Agreement and Plan of Merger (the “Flowserve Merger Agreement”) with Flowserve Corporation, a New York corporation (“Flowserve”), Big Sur Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Flowserve (“First Merger Sub”), and Napa Merger Sub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Flowserve (“Second Merger Sub”).
On July 28, 2025, Chart, Flowserve, First Merger Sub and Second Merger Sub, entered into a Termination Agreement pursuant to Section 9.01(a) of the Flowserve Merger Agreement, providing for the mutual termination of the Flowserve Merger Agreement and the abandonment of the transactions contemplated thereby, effective immediately upon execution of the Termination Agreement. In connection with the termination, Chart agreed to pay Flowserve a termination payment of $266 million, consisting of the $250 million termination fee provided for under the Flowserve Merger Agreement and an additional $16 million in expense reimbursement, as set forth in the Termination Agreement. Upon receipt of the termination payment, each party, on behalf of itself and its affiliates, released the other party and its affiliates from any and all claims relating to or arising out of the Flowserve Merger Agreement or the transactions contemplated thereby, subject to certain customary exceptions.
Baker Hughes Merger Agreement
On July 28, 2025, Chart entered into the Agreement and Plan of Merger, dated as of July 28, 2025 (as it may be amended from time to time, the “Merger Agreement”), by and among Baker Hughes Company (“Baker Hughes”), Tango Merger Sub, Inc. (“Merger Sub”), and Chart, providing for, among other things, the merger of Merger Sub with and into Chart (the “Merger”), with Chart surviving the Merger as a wholly owned subsidiary of Baker Hughes.

On October 6, 2025, Chart’s stockholders approved and adopted the Merger Agreement. With regulatory reviews still underway in certain jurisdictions, we presently expect closing in the second quarter of 2026, understanding that the timing may evolve as those processes progress.
See the section titled “Risk Factors - Risks Related to the Merger and Ownership of Common Stock” included under Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K for more information regarding the risks associated with the Merger.
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
Further information about these segments is located in Note 3, “Segment and Geographic Information,” of our consolidated financial statements included under Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.
Cryo Tank Solutions
Cryo Tank Solutions (14.6% of consolidated sales for the year ended December 31, 2025) designs and manufactures and supplies bulk, microbulk and mobile equipment used in the storage, distribution, vaporization, and application of industrial gases and certain hydrocarbons. With operations in the United States, Latin America, Europe and Asia, our Cryo Tank Solutions segment serves customers globally.
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
Heat Transfer Systems
Heat Transfer Systems (29.0% of consolidated sales for the year ended December 31, 2025) facilitates natural gas, petrochemical processing, petroleum refining, power generation and industrial gas companies in the production or processing of their products. With primary manufacturing capabilities in the United States and Europe, Heat Transfer Systems serves customers globally. This segment supplies mission critical engineered equipment and technology-driven process systems used in the separation, liquefaction, and purification of hydrocarbon and industrial gases that span most gas-to-liquid applications.
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
Specialty Products
Specialty Products (25.8% of consolidated sales for the year ended December 31, 2025) supplies highly-engineered equipment and process technologies used in specialty end-market applications for hydrogen and helium, LNG, biofuels, carbon capture, food and beverage, metals and mining, aerospace, space exploration, lasers, and water treatment, among others. Leveraging our global manufacturing presence, Specialty Products serves customers globally.
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
Repair, Service & Leasing
Our Repair, Service & Leasing segment (30.6% of consolidated sales for the year ended December 31, 2025) provides installation, retrofitting & refurbishment, spares, service, repair and maintenance of our products globally in addition to providing equipment leasing solutions to customers globally. We have made a number of organic and inorganic investments over the years to expand our global footprint to include over 50 service centers.
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
Engineering and Product Development
Our engineering and product development activities are focused primarily on developing new and improved technologies, solutions and equipment for the users of molecules, hydrocarbons and industrial gases across all industries served. Our engineering, technical, and commercial employees actively assist customers in specifying their needs and in determining appropriate products to meet those needs. Portions of our engineering expenditures are typically charged to customers, either as separate items or as components of product cost.
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
Customers
We sell our products primarily to gas producers, distributors, and end-users across energy, industrial, power, HVAC and refining applications in countries throughout the world. Sales to our top ten customers accounted for 27%, 26%, and 25% of consolidated sales in 2025, 2024 and 2023, respectively.
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
Raw Materials and Suppliers
We manufacture most of the products we sell. The raw materials used in manufacturing include aluminum products (including sheets, bars, plate, and piping), stainless steel products (including sheets, plates, heads, and piping), palladium oxide, carbon steel products (including sheets, plates, and heads), valves and gauges, and fabricated metal components. Most raw materials are available from multiple sources of supply, although shortages and delays to certain materials have been experienced during the past three years, as a result of market disruptions caused by macroeconomic conditions such as inflation and supply chain disruptions. We have long-term relationships with our raw material suppliers and other vendors. Commodity components of our raw material (aluminum, stainless steel and carbon steel) could be subject to tariffs or experience additional levels of volatility during 2026 and may have a relational impact on raw material pricing. Subject to certain short-term risks related to our suppliers as discussed under Item 1A. “Risk Factors,” we foresee no acute shortages of any raw materials that would have a material adverse effect on our operations.
Human Capital Resources
As of December 31, 2025, we had 11,777 employees, including 3,749 domestic employees and 8,028 international employees.
We are party to one collective bargaining agreement with the International Association of Machinists and Aerospace Workers (“IAM”) covering 385 employees at our La Crosse, Wisconsin heat exchanger facility. Effective February 7, 2026, we entered into a three-year agreement with the IAM which expires on February 6, 2029. Certain international employees are part of trade unions or work councils across Europe, the Americas, Asia and Africa. We have proactive engagement and believe we have positive relations with our employees, including those represented by trade unions and work councils. We have had no material work stoppages.
Chart is committed to attracting and retaining the best talent. Therefore, investing, developing, and maintaining human capital is critical to our success. Chart prioritizes several measures and objectives in managing its human capital assets, including, among others, employee safety and wellness, talent acquisition and retention, employee engagement, development, and training, diversity and inclusion, and compensation and pay equity. In 2025, we did not experience any significant employee-generated work stoppages or disruptions.
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
Other examples of Chart employee development programs include our Emerging Leaders program, Welding Council, Rotational Engineering program, Engineering Fellows, Key Experts program, Operations Leaders Program, and Finance Development program, in addition to the aforementioned Global Safety Council. Chart’s Emerging Leaders accelerated development program assigns immersive, high-impact projects to high-potential employees across the organization to prepare them for advancement to executive roles. Engineering Fellows are long-tenured employees who are recognized externally and internally as having contributed to our success in unique ways while our Key Experts are widely recognized within Chart for their engineering expertise and contributions to the field. Together, Fellows and Key Experts manage the rotational engineering program to mentor and develop our early-career engineers.
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
We are involved with environmental compliance, investigation, monitoring, and remediation activities at certain of our owned or formerly owned manufacturing facilities. We believe that we are currently in substantial compliance with all known environmental regulations. We accrue for certain environmental remediation-related activities for which commitments or remediation plans have been developed or for which costs can be reasonably estimated. These estimates are determined based upon currently available facts regarding each facility. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. Future expenditures relating to these environmental remediation efforts are expected to be made over the coming years as ongoing costs of remediation programs. We do not believe that these regulatory requirements have had a material effect on our capital expenditures, earnings, or competitive position. We are not anticipating any material capital expenditures in 2026 relating to our existing business that are directly related to regulatory compliance matters. Although we believe we have adequately provided for the cost of all known environmental conditions, additional contamination, the outcome of disputed matters, or changes in regulatory posture could result in more costly remediation measures than budgeted, or those we believe are adequate or required by existing law. We believe that any additional liability in excess of amounts accrued which may result from the resolution of such matters will not have a material adverse effect on our financial position, liquidity, cash flows, or results of operations.
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
While we sell to more than 10,000 customers, sales to our top ten customers accounted for 27%, 26%, and 25% of consolidated sales in 2025, 2024 and 2023, respectively. While our sales to particular customers fluctuate from period to period, sales to large customers, including the global producers, distributors and users of energy and industrial gases and their suppliers, tend to be a consistently large source of our sales.
The loss of any of our major customers, consolidation of our customers, or a decrease or delay in orders or anticipated spending by such customers could materially reduce our sales and profitability. Although order activity in 2025 increased year over year, we continued to experience energy price volatility and our customers’ adjusted project timing.
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
U.S. government policy changes and proposals may result in greater restrictions and economic disincentives on international trade. The administration has implemented substantial tariffs and has threatened additional substantial tariffs. Existing tariffs and the implementation of additional tariffs and other changes in U.S. trade policy have triggered retaliatory actions, and could trigger further retaliatory actions, by these and any other affected countries, and certain foreign governments have instituted or have been considering imposing trade sanctions on certain U.S. goods. Our business could be impacted by changes to the trade policies of the United States and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products. We may not succeed in developing and implementing policies and strategies to counter the foregoing factors effectively in each location where we do business, and the foregoing factors may cause a reduction in our sales, profitability or cash flows, or cause an increase in our liabilities.
As a global business, we are exposed to economic, political, and other risks in different countries which could materially reduce our sales, profitability or cash flows, or materially increase our liabilities.
Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. In 2025, 2024 and 2023, 58%, 60%, and 59%, respectively, of our sales occurred in international markets. Our future results could be harmed by a variety of factors, including:
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
As of December 31, 2025, we had goodwill and indefinite-lived intangible assets of $3,724.0 million, which represented 38.0% of our total assets. Goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment annually in the fourth quarter or more often if events or changes in circumstances indicate a potential impairment may exist. Factors that could indicate that our goodwill or indefinite-lived intangible assets are impaired include a decline in our stock price and market capitalization, lower than projected operating results and cash flows, and slower growth rates in our industry. Our stock price has historically shown volatility and often fluctuates significantly in response to market and other factors. Declines in our stock price, lower operating results and any decline in industry conditions in the future could increase the risk of impairment. Impairment testing incorporates our estimates of future operating results and cash flows, estimates of allocations of certain assets and cash flows among reporting segments, estimates of future growth rates, and our judgment regarding the applicable discount rates used on estimated operating results and cash flows. If we determine at a future time that an impairment exists, it may result in a significant non-cash charge to earnings and lower stockholders’ equity.
Our backlog is subject to modification, termination or reduction of orders, which could negatively impact our sales.
Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as sales. The dollar amount of backlog as of December 31, 2025 was $5,886.2 million. Our backlog can be significantly affected by the timing of orders for large projects, and the amount of our backlog at December 31, 2025 is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Although modifications and terminations of our orders may be fully or partially offset by cancellation fees, customers can, and sometimes do, terminate or modify these orders. We cannot predict whether cancellations will accelerate or diminish in the future. Cancellations of purchase orders, indications that the customers will not perform or reductions of product quantities in existing contracts could substantially and materially reduce our backlog and, consequently, our future sales. Our failure to replace canceled orders could negatively impact our sales and results of operations.
Due to the nature of our business and products, we may be liable for damages based on product liability and warranty claims.
Due to the high pressures and low temperatures at which many of our products are used, the inherent risks associated with concentrated industrial and hydrocarbon gases, and the fact that some of our products are relied upon by our customers or end- users in their facilities or operations or are manufactured for relatively broad industrial, transportation, or consumer use, we face an inherent risk of exposure to claims in the event that the failure, use, or misuse of our products results, or is alleged to result, in death, bodily injury, property damage, or economic loss. We believe that we meet or exceed existing professional specification standards recognized or required in the industries in which we operate. Although we currently maintain product liability coverage, which has generally been adequate for existing product liability claims and for the continued operation of our business, it includes customary exclusions and conditions, it may not cover certain specialized applications such as aerospace-

related applications, and it generally does not cover warranty claims. Additionally, such insurance may become difficult to obtain or be unobtainable in the future on terms acceptable to us. A successful product liability claim or series of claims against us, including one or more consumer claims purporting to constitute class actions or claims resulting from extraordinary loss events, in excess of or outside our insurance coverage, or a significant warranty claim or series of claims against us, could materially decrease our liquidity, impair our financial condition, and adversely affect our results of operations.
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
As part of this acquisition strategy, we have closed on several acquisitions in the past three years including the Howden Acquisition. These acquisitions included new businesses that are complementary to our existing LNG and gas technologies. The failure to achieve the anticipated continued cost savings or commercial synergies of our recent significant acquisitions or recognize the anticipated market opportunities or integration from our acquisitions could have a material adverse effect on our business, financial condition, and results of operations. Our ability to realize the expected cost savings and commercial synergies depend on factors such as operating difficulties, increased operating costs, competitors and customers, delays in implementing initiatives and general economic or industry conditions. We may be required to make significant cash expenditures to achieve such cost savings and commercial synergies and we cannot be assured that these expenditures will not be higher than anticipated. Furthermore, there can be no assurances that such cost savings measures will not cause disruptions or other negative impacts to our operations, business or revenues.
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
We have obtained and applied for some U.S. and foreign trademark and patent registrations and will continue to evaluate the registration of additional trademarks and patents, as appropriate. We cannot guarantee that any of our pending applications will be approved. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge them. A failure to obtain registrations in the United States or elsewhere could limit our ability to protect our trademarks and technologies and could impede our business. Further, the protection of our intellectual property may require expensive investment in protracted litigation and the investment of substantial management time, and there is no assurance we ultimately would prevail or that a successful outcome would lead to an economic benefit that is greater than the investment in the litigation. The patents in our patent portfolio are scheduled to expire from 2026 to 2046.
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
We are subject to numerous environmental, health and safety laws and regulations that impose various environmental controls on us or otherwise relate to environmental protection and various health and safety matters, including the discharge of pollutants in the air and water, the handling, use, treatment, storage and clean-up of solid and hazardous materials and wastes, the investigation and remediation of soil and groundwater affected by hazardous substances and the requirement to obtain and maintain permits and licenses. These laws and regulations often impose strict, retroactive and joint and several liability for the costs and damages resulting from cleaning up our or our predecessors’ facilities and third-party disposal sites. Compliance with these laws generally increases the costs of transportation and storage of raw materials and finished products, as well as the costs of storing and disposing waste, and could decrease our liquidity and profitability and increase our liabilities. If we are found to have violated any of these laws, we may become subject to corrective action orders and fines or penalties, and incur substantial costs, including substantial remediation costs and commercial liability to our customers. Further, we could also be subject to future liability resulting from conditions that are currently unknown to us that could be discovered in the future.
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
The Organisation for Economic Co‑operation and Development (OECD) has established a framework to implement a global minimum corporate tax of 15% for multinational enterprises with revenues above certain thresholds (commonly referred to as “Pillar 2”). Certain aspects of Pillar 2 became effective for fiscal years beginning on or after January 1, 2024, with additional elements becoming effective for fiscal years beginning on or after January 1, 2025. A number of jurisdictions in which the Company operates have enacted, or are in the process of enacting, legislation implementing Pillar 2.
In January 2026, the OECD issued additional administrative guidance related to Pillar 2, including a “side‑by‑side” framework intended to allow certain minimum tax regimes to operate alongside Pillar 2 and, in certain circumstances, limit the application of Pillar 2 top‑up taxes. This guidance is effective for fiscal years beginning on or after January 1, 2026, and did not impact the Company’s financial statements for the year ended December  31, 2025.
The Company continues to monitor developments related to Pillar 2 and the related administrative guidance. Based on current law and available guidance, the Company does not expect Pillar 2 to have a material impact on its effective tax rate or its consolidated results of operations, financial position, or cash flows.
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
We have responsibility for ten defined benefit plans outside of the United States, which are predominantly in Germany. As of December 31, 2025, the aggregate projected benefit obligation of these pension plans was $39.9 million, and the aggregate value of the assets of these pension plans was $50.3 million, resulting in these pension plans being overfunded by $10.4 million in the aggregate. However, certain of these plans are in an underfunded status as of December 31, 2025.
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

The departure of any of our key personnel could materially and adversely affect us.
We depend on the experience and relationships of our executive officers to manage our day-to-day operations and strategic business direction. We can provide no assurances that any of our key personnel will continue their employment with us. As previously disclosed, Jillian C. Evanko, our former President, Chief Executive Officer and a former member of our board of directors, resigned from her position effective as of January 6, 2026, and Gerald F. Vinci became our President effective as of that same date. The loss of their services or those of any of the other members of our management team, or any difficulty attracting and retaining other talented and experienced personnel, could adversely affect the execution of our business strategy. Our ability to replace key individuals may be difficult because of the limited number of individuals with the breadth of skills and experience needed to excel in the industries we operate in and there can be no assurance that we would be able to hire, train, retain, or motivate such individuals. Further, such a loss could be negatively perceived by investors, which could reduce the market value of our common shares.
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
We are leveraged and have future debt service obligations. As of December 31, 2025, our total indebtedness was $3,656.0 million. In addition, at that date, under our senior secured revolving credit facility, we had $259.1 million of letters of credit and bank guarantees outstanding and borrowing capacity of $709.2 million. Through separate facilities, our subsidiaries had $218.6 million of letters of credit and bank guarantees outstanding at December 31, 2025.
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
We may be able to incur substantial additional indebtedness in the future. The terms of our debt instruments do not fully prohibit us from doing so. Our senior secured revolving credit facility provides commitments of up to $1,250.0 million, $709.2 million of which would have been available for future borrowings (after giving effect to letters of credit and bank guarantees outstanding) as of December 31, 2025. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Instruments and Related Covenants.” If new debt is added to our current debt levels, the related risks that we now face could intensify.

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
Risks Related to the Merger and Ownership of Common Stock
The proposed Merger is subject to the satisfaction of certain closing conditions, including government consents and approvals, some or all of which may not be satisfied or completed by the closing.
Completion of the Merger is subject to a number of closing conditions, including obtaining the approval of our stockholders, which approval was obtained on October 6, 2025, the expiration or termination of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which expired at 11:59 p.m. Eastern Time on November 6, 2025, the receipt of the required state regulatory approvals, the absence of any law or order that has the effect of enjoining or otherwise prohibiting the completion of the Merger, and the expiration or termination of the waiting period (and any extension thereof) applicable to the consummation of the transactions contemplated by the Merger Agreement under all applicable antitrust laws without the imposition by any governmental entity of any term, condition, obligation, requirement, limitation, prohibition, remedy, sanction or other action that has resulted in or would reasonably be expected to result in a burdensome condition.

Each party’s obligation to consummate the Merger is also subject to, among other conditions, the accuracy of the representations and warranties of the other party (subject to certain exceptions) and performance by each party of its respective obligations under the Merger Agreement, including an agreement by us to use our reasonable best efforts to carry on our business in all material respects in the ordinary course, consistent with past practice, and to preserve our business organization and relationships with customers, suppliers, licensors, licensees and other third parties, and to comply with certain operating covenants. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, (i) by mutual written consent, (ii) if a governmental authority of competent jurisdiction issues a final, non-appealable order prohibiting the consummation of the Merger, (iii) if the Merger has not been successfully completed by the Outside Date (as defined in the Merger Agreement), and (iv) following a breach by the other party of its representations or warranties or covenants contained in the Merger Agreement that would result in a failure of a condition to the closing of the Merger, subject to cure rights. As a result, we cannot assure you that the Merger will be completed, even though our stockholders approved the Merger, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or by the end of the Waiver Period.
With regulatory reviews still underway in certain jurisdictions, we presently expect closing in the second quarter of 2026, understanding that the timing may evolve as those processes progress.
We are subject to various uncertainties and restrictions on the conduct of our business while the Merger is pending, which could have a material adverse effect on our business, results of operations and financial condition.
Uncertainty about the pendency of the Merger and the effect of the Merger on our employees, customers, suppliers, manufacturers, and other third parties who deal with us may have a material adverse effect on our business, results of operations and financial condition. These uncertainties may impair our ability to attract, retain and motivate key personnel pending the consummation of the Merger, as such personnel may experience uncertainty about their future roles following the consummation of the Merger. Additionally, these uncertainties could cause suppliers, manufacturers, subcontractors, customers and other business partners who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us, all of which could have a material adverse effect on our business, results of operations, financial condition and market price of our common stock.
In addition, the Merger Agreement restricts us from taking certain actions without Baker Hughes’ consent while the Merger is pending. These restrictions may, among other matters, prevent us from hiring key personnel, buying or selling assets, making certain capital expenditures, refinancing or incurring additional indebtedness, entering into transactions, or making other changes to our business prior to consummation of the Merger or termination of the Merger Agreement. These restrictions and uncertainties could have a material adverse effect on our business, results of operations and financial condition during the pendency of the Merger.
We will continue to incur substantial transaction-related costs in connection with the Merger.
We have incurred significant legal, advisory and financial services fees in connection with Merger. We have incurred, and expect to continue to incur, additional costs in connection with the satisfaction of the various conditions to closing of the Merger, including seeking approval from our stockholders and from applicable regulatory authorities. If there is any delay in the consummation of the Merger, these costs could increase significantly.
We and our directors and officers may be subject to lawsuits relating to the Merger.
Litigation is very common in connection with the sale of public companies, regardless of whether the claims have any merit. One of the conditions to consummating the Merger is that no order enjoining, prohibiting or otherwise making illegal the consummation of the Merger shall have been issued by any governmental authority, including a court. Consequently, if any lawsuit challenging the Merger is successful in obtaining an order preventing the consummation of the Merger, that order may delay or prevent the Merger from being completed. While we will evaluate and defend against any lawsuits, the time and costs of defending against litigation relating to the Merger may adversely affect our business.
Provisions of the Merger Agreement may deter alternative business combinations and could negatively impact our stock price if the Merger Agreement is terminated in certain circumstances.
The Merger Agreement prohibits us from soliciting, initiating, knowingly facilitating or knowingly encouraging any inquiries, proposals or offers that would be reasonably expected to lead to certain alternative takeover proposals with any third party, and from taking other similar actions, subject to exceptions set forth in the Merger Agreement. The Merger Agreement also provides for the payment by us of a termination fee of $250 million if the Merger Agreement is terminated in certain circumstances in connection with a competing third-party acquisition proposal. Additionally, if the Chart Termination Fee (as defined in the Merger Agreement) becomes payable or if Baker Hughes terminates due to a breach by Chart, Chart must also reimburse Baker Hughes for the $258 million termination payment it made on Chart’s behalf in connection with the termination of Chart’s prior merger agreement with Flowserve Corporation. These provisions limit our ability to pursue offers from third parties that could result in greater value to our stockholders. The obligation to pay the termination fee may also discourage a third party from pursuing an alternative acquisition proposal. If the Merger Agreement is terminated and we determine to seek another business combination, we cannot assure our stockholders or other securities holders that we will be able to negotiate a transaction with another company on terms comparable to the terms of the Merger Agreement, or that we will avoid incurrence of any fees associated with the termination of the Merger Agreement. In the event the Merger Agreement is terminated, our stock price may decline.
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
During 2025, we realized our objective of having no material cybersecurity incidents. Moreover, we have not experienced any material information security breaches and have not incurred material expenses from cybersecurity incidents, including those arising at third parties, during any of the last three years. However, while we have not experienced any such material incidents to date, there can be no guarantee that we will not experience cybersecurity incidents in the future.
By prioritizing cybersecurity at the highest level of our leadership, we assess cybersecurity risk, allocate resources and maintain a culture of cybersecurity awareness throughout Chart. Chart ties cybersecurity or being cyber safe to our key theme of safety, as an industrial manufacturer. Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through third-party assessments, internal IT Audit, IT security, governance, risk and compliance reviews. To defend, detect and respond to cybersecurity incidents, we conduct proactive privacy and cybersecurity reviews of systems and applications, audit applicable data policies, perform penetration testing using external third-party tools and techniques to test security controls, encourage proactive vulnerability reporting, conduct employee training, monitor emerging laws and regulations related to data protection and information security and implement appropriate changes.
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
As part of the above processes, we regularly engage external auditors and consultants to assess our internal cybersecurity programs and compliance with applicable practices and standards. These parties perform on-demand assessments of our information security controls, including targeted reviews of our technical environment, evaluations of our compliance with applicable frameworks, and independent penetration testing exercises. We use the results of these external assessments, along with recommendations from these expert service providers, to help identify, assess, and manage cybersecurity risks. Additionally, these outcomes drive updates to our security controls, governance practices, and incident response plan. In past years, our Information Security Management System has continued to work a Plan of Action and Milestones (“POAM”) tied to the United States Cybersecurity Maturity Model Certification (“CMMC”) program, formerly the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, while looking for synergies across other standards, such as the Information Assurance Technical Framework (“IATF”), or as required for specific product lines or customers. Furthermore, we benchmark externally against other industrial manufacturers within the B2B (Business to Business) manufacturing industry, and even to a vertical level to determine Chart’s risk profile through cybersecurity insurance tools that rank companies and bring them together within forums for cyber intelligence sharing and best practices.

Our risk management program also assesses third-party risks to identify and mitigate risks from vendors, suppliers, and other business partners associated with our use of third-party service providers. Cybersecurity risks are evaluated when determining the selection and oversight of applicable third-party service providers and potential fourth-party risks when handling and/or processing our employee, business or customer data. In addition, we strive to have the appropriate cybersecurity clauses in our agreements and where necessary we have Data Processing Agreements (“DPAs”) put in place for privacy of data. In addition to these measures we maintain processes to oversee and monitor cybersecurity risks associated with third-party service providers. These processes include periodic reassessments of select vendors based on risk and review of external security ratings and threat-intelligence sources. We also evaluate significant suppliers and service providers during onboarding using risk-based criteria and reassess them as needed when material changes occur in their security posture or services.
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
Our cybersecurity risk management and strategy processes are overseen by leaders from our information security, compliance and legal teams. The Board of Directors and Chart senior management recognize cybersecurity as a company-wide risk, and the chief information officer/chief information security officer (“CIO/CISO”), as a member of the Chart senior management, works to organize these functional teams given the individual’s experience and background of over 25 years within various IT roles, including the build out of the cybersecurity capability within Chart and at prior companies. Individuals that oversee cybersecurity risk management have an average of over 20 years of prior work experience in various roles involving information technology, including security, auditing, compliance, networking server administration, programming, and hold certifications such as Certified Information Systems Security Professional (“CISSP”) and the Global Information Assurance Certification (“GIAC”) entity’s Certified Detection Analyst certification (“GCDA”). These individuals monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including our incident response plan, and report to the Board of Directors and Audit Committee on any appropriate items.
Item 2.Properties
We occupy 150 facilities throughout the world totaling approximately 12.9 million square feet with the majority devoted to manufacturing, assembly, and storage, none of which are individually material. Of these facilities, approximately 8.9 million square feet are owned, and approximately 4.0 million square feet are occupied under operating leases. Because Chart is global in nature, with substantial inter-segment cooperation, properties are often used by multiple business segments.
Regulatory Environment
We are subject to federal, state, and local regulations relating to the discharge of materials into the environment, production and handling of hazardous and regulated materials, and the conduct and condition of our production facilities. We do not believe that these regulatory requirements have had a material effect on our capital expenditures, earnings, or competitive position. We are not anticipating any material capital expenditures in 2026 that are directly related to regulatory compliance matters. We are also not aware of any pending or potential regulatory changes that would have a material adverse impact on our business.
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
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Chart’s common stock is traded on the New York Stock Exchange under the symbol “GTLS.” As of January 31, 2026, there were 270 holders of record of our common stock. Since many holders hold shares in “street name,” we believe that there are a significantly larger number of beneficial owners of our common stock than the number of record holders.
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
Cumulative Total Return Comparison
Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the shares of common stock of Chart with the cumulative return of a hypothetical investment in each of the S&P MidCap 400 Index and our Peer Group Index based on the respective market prices of each such investment on the dates shown below, assuming an initial investment of $100 on December 31, 2020, including reinvestment of dividends, if any.

	December 31,
	2020	2021	2022	2023	2024	2025
Chart Industries, Inc.	$100.00	$135.40	$97.83	$115.74	$162.02	$175.08
S&P MidCap 400 Index	100.00	124.73	108.37	126.13	143.65	154.40
Peer Group Index	100.00	114.94	119.56	121.85	154.34	180.75

The Peer Group Index, selected solely on the basis of objective criteria, is comprised of the following oil field equipment/service and other comparable industrial companies: Air Products and Chemicals, Inc., Atlas Copco AB, Baker Hughes Company, Burckhardt Compression Holding AG, Cheniere Energy, Inc., CIMC Enric Holdings Limited, CNH Industrial N.V., EnPro Inc., ESCO Technologies Inc., Franklin Electric Co., Inc., IDEX Corporation, ITT Inc., New Fortress Energy LLC, NIKKISO CO., LTD., Plug Power Inc., SPX Corporation and Worthington Enterprises, Inc.(1)
_______________
(1)Barnes Group Inc. and ChampionX Corporation, which were acquired during 2025, have been removed from the Peer Group Index.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2025	—	$—	—	$—
November 1 - 30, 2025	1,089	203.57	—	—
December 1 - 31, 2025	1,639	205.71	—	—
Total	2,728	$204.85	—	$—
_______________
(1)Includes shares of common stock surrendered to us during the fourth quarter of 2025 by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $558,800. The total number of shares repurchased represents the net shares issued to satisfy tax withholding. All such repurchased shares were subsequently retired during the three months ended December 31, 2025.
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
Overview
Chart Industries, Inc. is a global leader in the design, engineering, and manufacturing of process technologies and equipment for gas and liquid molecule handling for the Nexus of Clean™ - clean power, clean water, clean food, and clean industrials, regardless of molecule. The Company’s unique product and solution portfolio across stationary and rotating equipment is used in every phase of the liquid gas supply chain, including engineering, service and repair and from installation to preventive maintenance and digital monitoring. Chart is a leading provider of technology, equipment and services related to LNG, hydrogen, biogas and CO2 capture among other applications. Chart is committed to excellence in ESG issues both for its company as well as its customers. With 62 global manufacturing locations and over 50 service centers from the United States to Asia, Australia, India, Europe the Middle East, Africa and South America, we maintain accountability and transparency to our team members, suppliers, customers and communities.
Terminated Merger Agreement
On June 3, 2025, Chart entered into an Agreement and Plan of Merger (the “Flowserve Merger Agreement”) with Flowserve Corporation, a New York corporation (“Flowserve”), Big Sur Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Flowserve (“First Merger Sub”), and Napa Merger Sub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Flowserve (“Second Merger Sub”).
On July 28, 2025, Chart, Flowserve, First Merger Sub and Second Merger Sub, entered into a Termination Agreement pursuant to Section 9.01(a) of the Flowserve Merger Agreement, providing for the mutual termination of the Flowserve Merger Agreement and the abandonment of the transactions contemplated thereby, effective immediately upon execution of the Termination Agreement. In connection with the termination, Chart agreed to pay Flowserve a termination payment of $266 million, consisting of the $250 million termination fee provided for under the Flowserve Merger Agreement and an additional $16 million in expense reimbursement, as set forth in the Termination Agreement. Upon receipt of the termination payment, each party, on behalf of itself and its affiliates, released the other party and its affiliates from any and all claims relating to or arising out of the Flowserve Merger Agreement or the transactions contemplated thereby, subject to certain customary exceptions.
Baker Hughes Merger Agreement
On July 28, 2025, Chart entered into the Agreement and Plan of Merger, dated as of July 28, 2025 (as it may be amended from time to time, the “Merger Agreement”), by and among Baker Hughes Company (“Baker Hughes”), Tango Merger Sub, Inc. (“Merger Sub”), and Chart, providing for, among other things, the merger of Merger Sub with and into Chart (the “Merger”), with Chart surviving the Merger as a wholly owned subsidiary of Baker Hughes.
On October 6, 2025, Chart’s stockholders approved and adopted the Merger Agreement. With regulatory reviews still underway in certain jurisdictions, we presently expect closing in the second quarter of 2026, understanding that the timing may evolve as those processes progress.
Macroeconomic Impacts
Geopolitical instability continues to create uncertainty in the global economy, including the current conflict between Russia and Ukraine and the related sanctions imposed by countries against Russia, along with the heightened tensions between the United States and China. Unrest in the Middle East may impact our business and operations and strain global supply chains. Moreover, a substantial amount of uncertainty exists regarding the impact of international monetary and trade policies on our business and markets, including possible continued volatility in interest rates and inflation, as well as the unknown impact of recent or threatened changes to U.S. governmental trade policies, including the unpredictability associated with global tariffs on all U.S. trading partners, as well as the possible impact of any retaliatory tariffs on products from the United States. Additionally, geopolitical uncertainty regarding energy policies may affect the timing of certain projects. We are unable to predict the impact these actions will have on the global economy or on our business, financial condition and results of operations. These events did not have a material adverse effect on our reported results for 2025. We continue to actively monitor the impact of these macroeconomic developments on our results of operations beyond 2025.

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
2025 Highlights
Comparisons included in the discussion that follows are for fiscal year 2025 versus fiscal year 2024. A discussion of changes from fiscal year 2023 to fiscal year 2024 and other financial information related to fiscal year 2023 is available in Part II. Item 7. Management’s Discussion and Analysis of Financial Conditional and Results of Operations, of our Annual Report on Form 10-K, for the fiscal year ended December 31, 2024, which was filed with the SEC on February 28, 2025.
Strong order activity contributed to ending total backlog of $5,886.2 million as of December 31, 2025 compared to $4,845.1 million as of December 31, 2024. We had consolidated orders of $5,677.8 million for the year ended December 31, 2025 compared to $5,006.8 million for the year ended December 31, 2024. The increase in orders versus the year ended December 31, 2024 was largely driven by strong order activity in Specialty Products, Repair, Service & Leasing and moderate increases in Cryo Tank Solutions, offset by lower orders in Heat Transfer Systems. Specialty Products segment orders for 2025 were $2,080.9 million compared to $1,562.0 million for 2024, an increase of $518.9 million. The increase in orders was driven by increased orders in carbon capture, nuclear, HLNG, marine, space, mining, water treatment and chemicals.
Consolidated sales were $4,264.0 million in the year ended December 31, 2025 compared to $4,160.3 million in the year ended December 31, 2024 driven by increased sales in Heat Transfer Systems that were offset by lower sales in the other three segments. Consolidated gross profit margin for the year ended December 31, 2025 of 33.7% increased from 33.4% for the year ended December 31, 2024 largely due to improvements in gross profit margins in Cryo Tank Solutions and Heat Transfer Systems that were partially offset by Repair, Service & Leasing representing a lower portion of total sales, certain high margin work that did not repeat in 2025 and lower gross profit margins in Specialty Products. Operating margin for the year ended December 31, 2025 of 8.4% decreased from 15.6% for the year ended December 31, 2024 largely driven by the termination fee expense recorded in conjunction with the termination of the Flowserve merger agreement.
Operating Results
The following table sets forth the percentage relationship that each line item in our consolidated statements of income represents to sales for the years ended December 31, 2025 and 2024:

	2025	2024
Sales	100.0%	100.0%
Cost of sales	66.3	66.6
Gross profit	33.7	33.4
Selling, general and administrative expenses (1)	14.5	13.2
Termination fee expense	6.2	—
Amortization expense	4.6	4.7
Operating income	8.4	15.6
Interest expense, net	7.2	7.9
Other expense, net	0.5	—
Income tax (benefit) expense, net	(0.2)	1.9
Net income from continuing operations	0.9	5.7
Loss from discontinued operations, net of tax	—	(0.1)
Net income	0.9	5.6
Less: (Loss) income attributable to noncontrolling interests of continuing operations, net of taxes	(0.1)	0.3
Net income attributable to Chart Industries, Inc.	1.0	5.3
 _______________
(1)Includes share-based compensation expense of $17.2 million and $18.9 million, representing 0.4% and 0.5% of sales, for the years ended December 31, 2025 and 2024, respectively.

Consolidated Results for the Years Ended December 31, 2025 and 2024
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the years ended December 31, 2025 and 2024 (dollar amounts in millions). Further detailed information regarding our operating segments is presented in Note 3, “Segment and Geographic Information,” of the consolidated financial statements included under Item 15 “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.
Selected Segment Financial Information

	Year Ended December 31,
	2025	2024
Sales
Cryo Tank Solutions	$624.2	$637.9
Heat Transfer Systems	1,237.7	1,035.3
Specialty Products	1,098.4	1,114.3
Repair, Service & Leasing	1,303.7	1,372.7
Intersegment eliminations	—	0.1
Consolidated	$4,264.0	$4,160.3
Gross Profit
Cryo Tank Solutions	$143.3	$143.5
Heat Transfer Systems	434.9	299.0
Specialty Products	282.3	301.1
Repair, Service & Leasing	577.3	645.2
Consolidated	$1,437.8	$1,388.8
Gross Profit Margin
Cryo Tank Solutions	23.0%	22.5%
Heat Transfer Systems	35.1%	28.9%
Specialty Products	25.7%	27.0%
Repair, Service & Leasing	44.3%	47.0%
Consolidated	33.7%	33.4%
SG&A Expenses
Cryo Tank Solutions	$67.8	$61.2
Heat Transfer Systems	50.7	45.6
Specialty Products	128.2	106.6
Repair, Service & Leasing	161.6	150.0
Corporate	210.8	184.0
Consolidated	$619.1	$547.4
SG&A Expenses (% of Sales)
Cryo Tank Solutions	10.9%	9.6%
Heat Transfer Systems	4.1%	4.4%
Specialty Products	11.7%	9.6%
Repair, Service & Leasing	12.4%	10.9%
Consolidated	14.5%	13.2%
Operating Income (Loss)
Cryo Tank Solutions	$67.9	$74.6
Heat Transfer Systems	364.4	233.3
Specialty Products	133.7	173.1
Repair, Service & Leasing	269.2	350.5
Corporate	(476.8)	(184.0)
Consolidated	$358.4	$647.5

Operating Margin
Cryo Tank Solutions	10.9%	11.7%
Heat Transfer Systems	29.4%	22.5%
Specialty Products	12.2%	15.5%
Repair, Service & Leasing	20.6%	25.5%
Consolidated	8.4%	15.6%
Results of Operations for the Years Ended December 31, 2025 and 2024
Sales in 2025 increased by $103.7 million from $4,160.3 million to $4,264.0 million, or 2.5%. This increase was driven largely by the strong backlog conversion in Heat Transfer Systems offset by decreases in Cryo Tank Solutions, Specialty Products and Repair, Service & Leasing. The decrease in Repair, Service & Leasing is largely due to 2024 having a significant emergency field service repair and a large aftermarket equipment sale.
Gross profit in 2025 increased by $49.0 million from $1,388.8 million to $1,437.8 million or 3.5% compared to 2024. The increase in gross profit is primarily due to the increase in sales. Gross profit margin of 33.7% in 2025 increased from 33.4% in 2024. The increase in gross profit margin for 2025 compared to 2024 was largely due to improvements in gross profit margins in Cryo Tank Solutions and Heat Transfer Systems that were partially offset by Repair, Service & Leasing representing a lower portion of total sales in 2025. Additionally, the Cryo Tank Solutions and Heat Transfer Systems improvements were offset by decreases in Repair, Service & Leasing gross profit margin due to 2024 having a significant high margin emergency field service repair and a large aftermarket equipment sale that did not repeat and lower gross profit margins in Specialty Products.
Consolidated SG&A expenses increased by $71.7 million or 13.1% during 2025 compared to 2024 primarily driven by costs associated with the terminated merger agreement with Flowserve, the proposed merger with Baker Hughes, increased IT costs and the absence of a favorable acquisition-related contingent consideration adjustment that was recorded in 2024. Costs related to the Flowserve and Baker Hughes transactions, included in SG&A expenses, totaled $22.8 million in 2025.
In accordance with the Termination Agreement, we recorded $266.0 million to termination fee expense within our consolidated statement of income for the year ended December 31, 2025.
Amortization expense increased by $0.4 million to $194.3 million for the year ended December 31, 2025, compared to $193.9 million for the same period of 2024.
Interest Expense, Net
The following table presents the components of interest expense, net (dollars in millions):

	Year Ended December 31,
	2025	2024
Interest expense term loans due March 2030	$103.5	$133.0
Interest expense senior secured notes due 2030	108.7	108.9
Interest expense senior unsecured notes due 2031	48.2	48.2
Interest expense senior secured revolving credit facility due April 2029	32.0	30.3
Interest expense convertible notes due November 2024	—	2.5
Financing costs amortization	19.1	19.1
Interest income	(7.6)	(11.2)
Capitalized interest	(0.1)	(6.3)
Other	4.0	4.0
Interest expense, net	$307.8	$328.5
The decrease in interest expense, net, was mainly driven by lower interest rates and lower debt outstanding on our term loans due March 2030.

Other Expense, Net
Other expense, net increased by $22.0 million from $0.5 million in 2024 to $22.5 million in 2025.
Income Tax (Benefit) Expense, Net
Income tax (benefit) expense, net of $(10.4) million and $78.6 million for the years ended December 31, 2025 and 2024, respectively, represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of (37.0)% and 24.7%, respectively. The effective income tax rate of (37.0)% for the year ended December 31, 2025 differed from the U.S. federal statutory rate of 21% primarily due to the favorable impacts of state taxes, U.S. cross-border tax laws, the release of uncertain tax positions, and research and development tax credits, partially offset by income earned by certain foreign entities being taxed at rates higher than the U.S. federal statutory rate. The effective income tax rate of 24.7% for the year ended December 31, 2024 differed from the U.S. federal statutory rate of 21% due primarily to the effect of income earned by certain of our foreign entities being taxes at higher rates than the federal statutory rate and the build of valuation allowances against specific deferred tax assets offset by the benefits of U.S. taxation of international operations optimization, research and development tax credit benefits and favorable provision to return adjustments.
Net Income Attributable to Chart Industries, Inc. From Continuing Operations
As a result of the foregoing, net income attributable to Chart Industries, Inc. from continuing operations was $42.3 million and $222.0 million for 2025 and 2024, respectively.

Segment Results for the Years Ended December 31, 2025 and 2024
Our reportable and operating segments include: Cryo Tank Solutions, Heat Transfer Systems, Specialty Products and Repair, Service & Leasing. Corporate includes certain unallocated operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, and risk management. For further information, refer to Note 3, “Segment and Geographic Information” of our consolidated financial statements included under Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K. The following tables include key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the years ended December 31, 2025 and 2024 (dollar amounts in millions):
Cryo Tank Solutions—Results of Operations for the Years Ended December 31, 2025 and 2024

	Year Ended December 31,		2025 vs. 2024
	2025	2024	Variance ($)	Variance (%)
Sales	$624.2	$637.9	$(13.7)	(2.1)%
Gross Profit	143.3	143.5	(0.2)	(0.1)%
Gross Profit Margin	23.0%	22.5%
SG&A Expenses	$67.8	$61.2	$6.6	10.8%
SG&A Expenses (% of Sales)	10.9%	9.6%
Operating Income	$67.9	$74.6	$(6.7)	(9.0)%
Operating Margin	10.9%	11.7%
Cryo Tank Solutions segment sales decreased by $13.7 million during 2025 as compared to 2024 to $624.2 million. This decrease was primarily driven by lower industrial gas sales in the United States, partially offset by improved sales in Europe and China.
Cryo Tank Solutions segment gross profit decreased by $0.2 million during 2025 as compared to 2024.
Cryo Tank Solutions SG&A expenses increased $6.6 million during 2025 as compared to 2024, and SG&A expenses as a percentage of sales increased by 130 basis points. The increase in SG&A expenses in both absolute dollars and as a percentage of sales is due primarily to increased payroll and benefits costs in China.
Cryo Tank Solutions segment operating income decreased $6.7 million or 9.0% and operating margin decreased from 11.7% to 10.9% primarily as a result of higher SG&A expenses.
Heat Transfer Systems—Results of Operations for the Years Ended December 31, 2025 and 2024

	Year Ended December 31,		2025 vs. 2024
	2025	2024	Variance ($)	Variance (%)
Sales	$1,237.7	$1,035.3	$202.4	19.5%
Gross Profit	434.9	299.0	135.9	45.5%
Gross Profit Margin	35.1%	28.9%
SG&A Expenses	$50.7	$45.6	$5.1	11.2%
SG&A Expenses (% of Sales)	4.1%	4.4%
Operating Income	$364.4	$233.3	$131.1	56.2%
Operating Margin	29.4%	22.5%
Heat Transfer Systems segment sales increased by $202.4 million to $1,237.7 million during 2025 as compared to 2024. This increase was driven by continued execution of our backlog in LNG projects as well as data centers and traditional energy.
Heat Transfer Systems segment gross profit increased by $135.9 million during 2025 as compared to 2024, and gross profit margin increased by 620 basis points. The increase in Heat Transfer Systems segment gross profit was driven by the increase in sales volume. The increase in gross profit margin was due to better productivity and mix.
Heat Transfer Systems segment SG&A expenses increased by $5.1 million during 2025 as compared to 2024, and SG&A expenses as a percentage of sales improved by 30 basis points due to improved leverage of the cost structure. The increase in SG&A expenses is due to higher payroll & benefits costs as well as increased marketing and travel & entertainment costs.

Heat Transfer Systems segment operating income improved $131.1 million or 56.2%, and operating margin improved from 22.5% to 29.4% during 2025 as compared to 2024 through improved gross margin in total offset by higher SG&A expenses.
Specialty Products—Results of Operations for the Years Ended December 31, 2025 and 2024

	Year Ended December 31,		2025 vs. 2024
	2025	2024	Variance ($)	Variance (%)
Sales	$1,098.4	$1,114.3	$(15.9)	(1.4)%
Gross Profit	282.3	301.1	(18.8)	(6.2)%
Gross Profit Margin	25.7%	27.0%
SG&A Expenses	$128.2	$106.6	$21.6	20.3%
SG&A Expenses (% of Sales)	11.7%	9.6%
Operating Income	$133.7	$173.1	$(39.4)	(22.8)%
Operating Margin	12.2%	15.5%
Specialty Products segment sales decreased by $15.9 million to $1,098.4 million during 2025 as compared to 2024. The decrease in sales was driven by lower sales in the HLNG, power generation, hydrogen and other specialty end markets, partially offset by increased sales in the infrastructure, space, marine and mining end markets.
Specialty Products segment gross profit decreased by $18.8 million during 2025 as compared to 2024 largely due to lower sales as well as higher manufacturing costs including continued start up costs at the Theodore, Alabama facility.
Specialty Products segment SG&A expenses increased by $21.6 million during 2025 as compared to 2024 primarily driven by the absence of a favorable acquisition-related contingent consideration adjustment that was recorded in 2024 as well as increased marketing and service related costs.
Specialty Products segment operating income decreased by $39.4 million during 2025 as compared to 2024 driven by lower gross profit and higher SG&A expenses. This improvement also led to a decrease in operating margin from 15.5% in 2024 to 12.2% in 2025.
Repair, Service & Leasing—Results of Operations for the Years Ended December 31, 2025 and 2024

	Year Ended December 31,		2025 vs. 2024
	2025	2024	Variance ($)	Variance (%)
Sales	$1,303.7	$1,372.7	$(69.0)	(5.0)%
Gross Profit	577.3	645.2	(67.9)	(10.5)%
Gross Profit Margin	44.3%	47.0%
SG&A Expenses	$161.6	$150.0	$11.6	7.7%
SG&A Expenses (% of Sales)	12.4%	10.9%
Operating Income	$269.2	$350.5	$(81.3)	(23.2)%
Operating Margin	20.6%	25.5%
Repair, Service & Leasing segment sales decreased by $69.0 million to $1,303.7 million during 2025 as compared to 2024. This decrease was primarily due to record field service work in 2024 that did not repeat in 2025, a large 2024 aftermarket equipment order that did not repeat in 2025 and lower leasing sales in 2025.
Repair, Service & Leasing segment gross profit decreased by $67.9 million to $577.3 million during 2025 as compared to 2024, and gross profit margin decreased by 270 basis points to 44.3%. The decrease in gross profit and gross profit margin was mainly driven by record field service work that occurred in 2024 that commanded higher margins which did not repeat in 2025 as well as higher margins generated on the non-repeating large aftermarket equipment sale in 2024.
Repair, Service & Leasing segment SG&A expenses increased by $11.6 million during 2025 as compared to 2024, while SG&A expenses as a percentage of sales increased by 150 basis points. The increase in SG&A expenses was driven by allowances for credit losses offset by lower IT services, maintenance costs as well as lower travel & entertainment costs.

Repair, Service & Leasing segment operating income decreased by $81.3 million or 23.2% due to lower gross profit and higher SG&A expenses resulting in an operating margin of 20.6% in 2025 versus 25.5% in 2024.
Corporate
Corporate SG&A expenses increased by $26.8 million during 2025 as compared to 2024 mainly due to costs associated with the terminated merger with Flowserve and the proposed merger with Baker Hughes. Costs related to these transactions, included in SG&A expenses, totaled $22.8 million during the year ended December 31, 2025.
In accordance with the Termination Agreement, we recorded $266.0 million to termination fee expense within our consolidated statement of income for the year ended December 31, 2025.
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, that we have not recognized as revenue and excludes unexercised contract options and potential orders. Our backlog as of December 31, 2025, and 2024 was $5,886.2 million and $4,845.1 million, respectively.
The tables below represent orders received and backlog by segment for the periods indicated (dollar amounts in millions):

	Year Ended December 31,
	2025	2024
Orders
Cryo Tank Solutions	$587.8	$582.9
Heat Transfer Systems	1,461.4	1,467.7
Specialty Products	2,080.9	1,562.0
Repair, Service & Leasing	1,547.7	1,393.3
Intersegment eliminations	—	0.9
Consolidated	$5,677.8	$5,006.8

	As of December 31,
	2025	2024
Backlog
Cryo Tank Solutions	$248.0	$290.3
Heat Transfer Systems	2,141.1	2,097.4
Specialty Products	2,677.4	1,888.1
Repair, Service & Leasing	819.7	577.1
Intersegment eliminations	—	(7.8)
Consolidated	$5,886.2	$4,845.1

Orders and Backlog for the Year Ended and As of December 31, 2025 Compared to the Year Ended and As of December 31, 2024
Cryo Tank Solutions segment orders for 2025 were $587.8 million, as compared to $582.9 million for 2024, an increase of $4.9 million. The increase in orders is primarily attributed to higher industrial gas orders in the United States. Cryo Tank Solutions segment backlog totaled $248.0 million as of December 31, 2025, compared to $290.3 million as of December 31, 2024, a decrease of $42.3 million.
Heat Transfer Systems segment orders for 2025 were $1,461.4 million compared to $1,467.7 million for 2024, a decrease of $6.3 million. The decrease in orders is primarily due to lower orders in traditional energy that were largely offset by increased orders for data centers. Heat Transfer Systems segment backlog totaled $2,141.1 million as of December 31, 2025 compared to $2,097.4 million as of December 31, 2024, an increase of $43.7 million.
Specialty Products segment orders for 2025 were $2,080.9 million compared to $1,562.0 million for 2024, an increase of $518.9 million. The increase in orders was driven by increased orders in carbon capture, nuclear, HLNG, marine, space, mining, water treatment and chemicals. Specialty Products segment backlog totaled $2,677.4 million as of December 31, 2025, compared to $1,888.1 million as of December 31, 2024, an increase of $789.3 million.
Repair, Service & Leasing segment orders for 2025 were $1,547.7 million compared to $1,393.3 million in 2024, an increase of $154.4 million. The increase was driven by increased orders in retrofit, spares and servicing offset by lower leasing orders. Repair, Service & Leasing segment backlog totaled $819.7 million as of December 31, 2025, compared to $577.1 million as of December 31, 2024, an increase of $242.6 million.
Liquidity and Capital Resources
Our debt instruments and related covenants are described in Note 9, “Debt and Credit Arrangements,” of our consolidated financial statements included under Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.
Instruments related to shareholders’ equity are described Note 10, “Shareholders’ Equity” of our consolidated financial statements included under Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.
Sources and Uses of Cash
Our cash and cash equivalents totaled $366.0 million as of December 31, 2025, which represents an increase of $57.4 million from the balance at December 31, 2024. Our foreign subsidiaries held cash of $298.8 million and $281.6 million at December 31, 2025 and 2024, respectively. No material restrictions exist to accessing cash held by our foreign subsidiaries. Cash equivalents are primarily invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations, and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization, and in the case of cash equivalents in China, obligations of local banks. We believe that our existing cash and cash equivalents, funds available under our senior secured revolving credit facility due April 2029 or other financing alternatives, and cash provided by operations will be sufficient to meet our normal working capital needs, capital expenditures, debt repayments and investments for the foreseeable future.
Years Ended December 31, 2025 and 2024
Cash provided by operating activities during 2025 was $292.7 million, a decrease of $210.3 million from 2024. The decrease was primarily attributed from the cash flow impacts due to changes in assets and liabilities, primarily driven by the timing of progress billings and vendor payments.
Cash used in investing activities during 2025 and 2024 was $93.6 million and $141.3 million, respectively. During 2025 we used $89.9 million for capital expenditures and $1.4 million for investments, primarily Hy24. During 2024 we used $120.8 million for capital expenditures, and $13.1 million for investments, primarily Hy24.
Cash used in financing activities during 2025 was $155.0 million compared to cash used in financing activities of $243.7 million during 2024. During the year ended December 31, 2025, we borrowed $3,330.4 million and repaid $3,267.8 million on our revolving credit facility, repaid $175.0 million in term loan, and paid $27.2 million of dividends on our mandatory convertible preferred stock. In 2024, we borrowed $3,735.1 million and repaid $3,627.2 million on our revolving credit facility, we paid $258.7 million in cash to settle the outstanding principal amount of the convertible notes due November 2024 and repaid $50.0 million in term loans due March 2030. We additionally paid $27.2 million of dividends on our mandatory convertible preferred stock.
Cash Requirements
We do not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2026 relating to our existing business. Management anticipates we will be able to satisfy cash requirements for our ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities. We expect capital expenditures for 2026 to be approximately $120.0 million.

Contractual Obligations
Our material cash requirements from known contractual obligations include those related to debt and leases, refer to Note 9, “Debt and Credit Arrangements” and Note 17, “Leases”, respectively, within Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K for payments due by period. We also have contractual coupon interest related to our 7.500% senior secured notes due 2030 and 9.500% senior unsecured notes due 2031, which, as of December 31, 2025 totals $157.7 million for the next twelve months and $600.5 million thereafter. Purchase obligations arising from purchases of inventory and services are entered into with vendors in the normal course of business and are within our expected requirements for resource planning. We occasionally enter into firm purchase commitments to procure raw materials such as stainless steel, carbon steel and aluminum. As of December 31, 2025, firm purchase commitments were not material.
We have a co-investment agreement with certain affiliates of MSD Partners, L.P., (collectively, “BDT&MSD”) which gives BDT&MSD the right, but not the obligation, to require Chart to acquire all (and not less than all) of the shares of HTEC common stock acquired as part of BDT&MSD’s investment (the “Put Option”). Based on the put option triggers in the co-investment agreement, BDT&MSD shall have the right to exercise its Put Option under certain circumstances, however, we do not expect any balance sheet or cash impact with respect to such option prior to 2028. Further information is located in Note 5, “Investments” within Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.
We have a 33.8 million euro investment commitment for the Clean H2 Infra Fund as mentioned in Note 5, “Investments” within Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K. Funding is required when the fund manager issues a capital call, which shall not exceed 30% of our capital commitment in any rolling 12-month period. We also have contingent consideration arrangements from prior acquisitions with a potential payout range of zero to $12.5 million.
Our commercial commitments as of December 31, 2025, which include standby letters of credit and bank guarantees, represent potential cash requirements resulting from contingent events that require performance by us or our subsidiaries pursuant to funding commitments, and are as follows (dollar amounts in millions):

	Total	Expiring in 2026	Expiring in 2027 and beyond
Standby letters of credit	$259.1	$165.2	$93.9
Bank guarantees	218.6	161.9	56.7
Total commercial commitments	$477.7	$327.1	$150.6
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
Foreign Operations
Our foreign operations accounted for 57.8% of 2025 consolidated sales and 52.3% of total property, plant and equipment at December 31, 2025. Functional currencies used by these operations include the Chinese yuan, the euro, the British pound, the South African rand, the Indian rupee, and the Canadian dollar. We are exposed to foreign currency exchange risk as a result of transactions by these subsidiaries in currencies other than their functional currencies, and from transactions by our domestic operations in currencies other than the U.S. dollar. The majority of these functional currencies and the other currencies in which we record transactions are fairly stable, although we experienced variability in the current year as more fully discussed in Item 7A. The use of these currencies, combined with the use of foreign currency forward purchase and sale contracts, has enabled us to be sheltered from significant gains or losses resulting from foreign currency transactions. This situation could change if these currencies experience significant fluctuations or the volume of forward contracts changes.
Critical Accounting Estimates
Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. There were no material changes to estimates or methodologies used to develop those estimates in 2025. Management believes the following are the more critical judgmental areas in the application of its accounting policies that affect its financial position and results of operations.
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
As of October 1, 2025, 2024 and 2023 (“annual reporting unit assessment dates”) we elected to bypass the Step 0 test and based on our Step 1 test, we determined that the fair value of each of our reporting units was greater than its respective carrying value at each annual reporting unit assessment date. We continue to monitor for any potential indicators of impairment.
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

As of October 1, 2025, 2024 and 2023, we elected to bypass the Step 0 test and based on our Step 1 test, we determined that the fair value of each of our indefinite-lived intangible assets was greater than its respective carrying value. We continue to monitor for any potential indicators of impairment.
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
Forward-Looking Statements
We are making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Annual Report includes “forward-looking statements.” These forward-looking statements include statements relating to our business, including statements regarding completed acquisitions and investments and related accretion or statements with respect to the use of proceeds or redeployment of capital from recent divestitures, as well statements regarding sales outlooks, revenues, cost and commercial synergies and efficiency savings, objectives, future orders, margins, segment sales mix, earnings or performance, liquidity and cash flow, repayment or settlement of maturing debt, inventory levels, capital expenditures, supply chain challenges, inflationary pressures including materials costs and pricing increases, business trends, clean energy market opportunities including addressable market and projected industry-wide investments, carbon and GHG emission targets, governmental initiatives, including changes in governmental policies, executive orders and other information that is not historical in nature. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “intends,” “plans,” “outlook,” “guidance,” “target,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations, liquidity, debt repayment, cash flow, orders, results of operations, projected revenues, margins, capital expenditures, industry and business, trends, clean energy and other new market or expansion opportunities, cost and commercial synergies and savings objectives, and government initiatives among other matters) or in other statements made by us are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements.

Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about the consummation of the potential merger transaction, including the expected time period to consummate the potential merger transaction. All such forward-looking statements are based upon current plans, estimates, expectations and ambitions that are subject to risks, uncertainties and assumptions, many of which are beyond the control of Chart and Baker Hughes, that could cause actual results to differ materially from those expressed in such forward-looking statements. Key factors that could cause actual results to differ materially include, but are not limited to: the risk that regulatory approvals are not obtained or are obtained subject to conditions, limitations or restrictions that are not anticipated by Chart; potential delays in consummating the proposed merger transaction, including as a result of failure to receive any regulatory approvals (or any conditions, limitations or restrictions placed on such approvals); the possibility that competing offers or acquisition proposals may be made; the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement, including in circumstances that would require Chart to pay a termination fee; unforeseen or unknown liabilities; customer, stockholder, regulatory and other stakeholder approvals and support; unexpected future capital expenditures; the possibility that the transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; the effect of the announcement, pendency or completion of the proposed merger transaction on the parties’ business relationships and business generally; risks that the proposed merger transaction disrupts current plans and operations of Chart or Baker Hughes and potential difficulties in employee retention as a result of the proposed merger transaction, as well as the risk of disruption of management and ongoing business operations during the pendency of, the proposed merger transaction; uncertainties as to whether the proposed merger transaction will be consummated on the anticipated timing or at all; changes in commodity prices; negative effects of this announcement, and the pendency or completion of the proposed merger transaction on the market price of Chart’s common stock and/or operating results; rating agency actions and the ability to access short- and long-term debt markets on a timely and affordable basis; various events that could disrupt operations, including severe weather, cybersecurity attacks, as well as security threats and governmental response to them, and technological changes; labor disputes; changes in labor costs and labor difficulties; the effects of industry, market, economic, political or regulatory conditions outside of Chart’s or Baker Hughes’ control; the possibility that Baker Hughes may not be able to obtain sufficient financing or otherwise have sufficient financial resources to pay the merger consideration on a timely basis or otherwise; legislative, regulatory and economic developments targeting public companies in the industrial sector; global supply chain disruptions and the current inflationary environment; the substantial dependence of Chart’s sales on the success of the energy, chemical, power generation and general industries; economic, political and other risks associated with the international operations of Chart; slower than anticipated growth and market acceptance of new clean energy product offerings; risks related to regional conflicts and unrest, including the recent turmoil in the Middle East and the conflict between Russia and Ukraine including potential energy shortages in Europe and elsewhere; potential adverse effects resulting from U.S. governmental trade policies, including the implementation of tariffs and related retaliatory actions and changes to or uncertainties related to tariffs and trade agreements; and the risks described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Interest Rate Risk: Our primary interest rate risk exposure results from various floating rate pricing mechanisms contained in our senior secured revolving credit facility due April 2029 and term loans due March 2030. If interest rates were to increase 100 basis points (1 percent) from the weighted-average interest rate of 5.8% at December 31, 2025, and assuming no changes in the $281.7 million of borrowings outstanding under the senior secured revolving credit facility due April 2029 at December 31, 2025, our additional annual expense would be approximately $2.8 million on a pre-tax basis. If interest rates were to increase 100 basis points (1 percent) from the interest rate for our term loan of 6.5% at December 31, 2025, and assuming no changes in the $1,406.0 million of borrowings outstanding under the term loan at December 31, 2025, our additional annual expense would be approximately $14.1 million on a pre-tax basis.
Foreign Currency Exchange Rate Risk: We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations in the normal course of business, which can impact our financial position, results of operations, cash flow, and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive (loss) income as reported in the consolidated statements of income and comprehensive income. Translation exposure is primarily with the euro, the Czech koruna, the Chinese yuan, the South African rand, the British pound and the Indian rupee. During 2025, the U.S. dollar weakened in relation to the Czech koruna by 15%, the euro by 12%, the South African rand by 12%, the British pound by 7%, and the Chinese yuan by 2% and strengthened in relation to the Indian rupee by 5%. A hypothetical 10% strengthening of the U.S. dollar versus the euro or Chinese yuan would lower our operating income for the year ended December 31, 2025 by approximately $14.3 million or $11.1 million, respectively.
EUR Revolver Borrowings: Additionally, assuming no changes in the euro 78.0 million in EUR Revolver Borrowings outstanding under the senior secured revolving credit facility due April 2029 and an additional 100 basis points (1 percent) strengthening in the U.S. dollar in relation to the euro as of the beginning of 2025, during the year ended December 31, 2025, our additional unrealized foreign currency gain would be approximately $1.0 million on a pre-tax basis.
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
Derivative Instruments: We enter into foreign currency contracts not designated as hedging instruments to mitigate foreign currency risk for anticipated and firmly committed foreign currency transactions. At December 31, 2025, a hypothetical 10% weakening of the U.S. dollar would not materially affect our outstanding foreign exchange forward contracts. We enter into a combination of cross-currency swaps and foreign exchange collars as a net investment hedge of our investments in certain international subsidiaries that use the euro as their functional currency in order to reduce the volatility caused by changes in exchange rates. We have an out-of-the-money protective call while writing a put option with a strike price at which the premium received is equal to the premium of the protective call purchased, which involved no initial capital outlay. The call was structured with a strike price higher than our cost basis in such investments, thereby limiting any foreign exchange losses to approximately $52.1 million on a pre-tax basis. We do not use derivative financial instruments for speculative or trading purposes. The terms of the contracts are generally one to three years.

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
Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2025, an evaluation was performed under the supervision and with the participation of our management including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls” means disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to our management including the President and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable level of assurance.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2025 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”).
Based on our assessment of internal control over financial reporting, management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, and is included in this Annual Report on Form 10-K on page F-4 under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.Other Information
During the year ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such items are defined in Item 408 of Regulation S-K), nor do any of the directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) currently maintain any such arrangements.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance
Corporate Governance Practices
Our corporate governance structure is designed to promote the highest standards of integrity, ethics and transparency. Highlights of our governance practices include the following:
☐    Independent Board Chair;
☐    Fully independent Board (except for our CEO);
☐    Annual review of director independence;
☐    No poison pill/stockholder rights plan;
☐    Regular executive sessions of independent directors;
☐    Management succession planning;
☐    Executive compensation clawback policies;
☐    Prohibition on pledging and hedging of our Common Stock by our officers and directors;
☐    Annual Board and committee evaluations;
☐    Annual review of committee charters;
☐    Stock ownership guidelines for our officers and directors;
☐    Board and committees may engage outside advisors independent of Company management; and
☐    Executive compensation philosophy aligns executive compensation with the interests of Company stockholders.
Our corporate governance, compliance, risk management and internal controls policies are reviewed by the Board at least annually.
Board Refreshment
The diverse skill set of our Board is enhanced by both the fresh perspectives brought by our newer directors, as well as industry and Company-specific expertise of our longer-tenured directors, who have the experience of guiding our Company through the extended business cycles faced by our industry.
Board Leadership Structure
The Company benefits from a highly qualified, experienced and refreshed Board that provides independent oversight and guidance on the execution of the Company’s strategy. The Board is currently comprised of seven accomplished directors, all of whom are independent and all of whom bring significant relevant expertise to the Company.
The Board and its committees exercise leadership over governance functions in a variety of ways, including by:
☐    Reviewing and assisting in short and long-term planning and strategy, including oversight of significant transactions;
☐    Reviewing and implementing governance standards;
☐    Evaluating the performance of the CEO; and
☐    Reviewing development and succession plans for top executives.
We do not have an express policy as to whether the roles of Chair and CEO should be combined or separated. The Board maintains the flexibility to determine the leadership structure that best serves the interests of the Company. The independent directors of the NCGC conduct annual assessments of the Company’s corporate governance structures and processes, and the NCGC regularly considers and is open to different Board leadership structures as circumstances may warrant. The Board believes, at this time, that the Chair and CEO roles should be separate. Accordingly, the Company’s Corporate Governance Guidelines only require a Lead Independent Director when the Chair of the Board is not independent.

Board and Management Roles in Risk Oversight
Board
The Board is responsible for providing risk oversight with respect to the management of material risks. In connection with this oversight, the Board particularly focuses on our strategic and operational risks, as well as related risk mitigation. In addition, the Board reviews and oversees management’s response to key risks facing the Company. The Board believes the allocation of risk management responsibilities described below supplements the Board’s leadership structure by allocating risk areas to an appropriate committee for oversight, allows for an orderly escalation of issues as necessary, and helps the Board satisfy its risk oversight responsibilities. The Board’s committees review particular risk areas to assist the Board in its overall risk oversight of the Company:

Audit Committee	Compensation Committee	Nominations and Corporate Governance Committee

•oversees our risk management program, with a particular focus on our internal controls, compliance programs, financial statement integrity and fraud risks, data privacy, cybersecurity, business continuity, IT operational resilience and regulatory matters, and related risk mitigation

•receives quarterly reports from management on risk assessments, the risk management process, and issues related to the risks of managing our business, including risk management updates, which describes our key financial/strategic, reputational/brand, operations/infrastructure, and regulatory/compliance risks
•reviews the risk profile of our compensation policies and practices. This process includes a review and an assessment of our compensation programs
•monitors risks relating to governance matters and recommends appropriate actions in response to those risks

•provides oversight of our corporate social responsibility programs and sustainability activities

Management
Complementing the Board’s overall risk oversight, our senior executive team identifies and monitors key enterprise-wide risks, providing the basis for the Board’s risk review and oversight process.

The Company’s management members from our business units and from our finance, treasury, risk management, legal, human resources, supply chain, and digital technology services functions identify significant risks for review and update our policies for risk management in areas such as hedging, foreign currency and country risks, product liability, property and casualty risks, data privacy and cybersecurity risks, geopolitical risks, and supplier and customer risks.

Information Security. Given the importance of Cybersecurity and Data Privacy, the Audit Committee receives regular reports from our Chief Information Officer/Chief Information Security Officer (CIO/CISO) covering our program for managing cybersecurity risks, including data privacy and data protection risks. In addition, our CIO/CISO reports on cybersecurity and data privacy matters to the Company’s Cybersecurity & Information Technology Governance Committee on a frequent basis.
Our Information Security Management System works in conjunction to our Plan of Action and Milestones (POAM) tied to the United States Cybersecurity Maturity Model Certification (CMMC) program, formerly the National Institute of Standards and Technology (NIST) Cybersecurity Framework, while looking for synergies across other standards, such as the Information Assurance Technical Framework (IATF), or as required for specific product lines or customers. The CMMC establishes core requirements for continuous protection of our information, process, and technologies in response to emerging and changing cyber threats and vulnerabilities. Third-party audits are performed for independent maturity assessments of our cybersecurity program against the CMMC. The third-party assessment results have found the maturity of our current cybersecurity program to be above the industrial manufacturer industry average. The third-party audit results and assessment are presented to the Board. Further, as part of a continuous improvement strategy, we strive to build out a robust and resilient environment to protect and defend against bad actors. Furthermore, we benchmark externally against other industrial manufacturers within the B2B (Business to Business) manufacturing industry, and determine Chart’s risk profile through cybersecurity insurance tools that rank companies and bring them together within forums for cyber intelligence sharing and best practices.
Our information security training program for employees includes:
•cybersecurity sections in our mandatory onboarding Code of Conduct training for all employees,
•continuous phishing drills with global participation,
•an annual Cybersecurity Awareness Month starts in October consisting of mandatory trainings for all employees, including external consultants/contractors where applicable. The training focuses on cyber risk areas the company believes are current threats to employees where human behavior can impact the outcome. Furthermore, particular Product lines require more specific training to comply with standards in the industries that purchase said products, such as Automotive, and
•regular Table-top exercises lead by External 3rd Party Insurer Approved Counsel, incorporating C-Level Functional leader and the IRT(Incident Response Team) covering ransomware, privacy, and third-party threats.
We maintain cyber insurance which includes coverage related to financial loss due to business interruption of our information systems arising from a cybersecurity incident or damage to a third-party caused by a breach of our cybersecurity systems; however, costs related to a cyber incident may exceed the amount of insurance coverage or be excluded under the terms of our cybersecurity insurance policy.
The Company maintains a Data Protection Framework and various global policies, including Information Security Policy, Privacy Policy, including European Union’s General Data Protection Regulation (“GDPR”), California Privacy Rights Act (“CPRA”), and China Personal Information Protection Law (“PIPL”), Data Retention Policy, and Acceptable Use Standard Policy, to appropriately manage personal information we require to operate our business and comply with all regulations in the jurisdictions in which we operate, including specifically addressing the rights of individuals regarding control of data we may hold related to them. We also maintain a Third-Party Risk Management Program, including a Vendor Management Policy, which allows us to monitor and control our risks related to the processing of personal information and customer information by our authorized third parties. These policies and programs are derived from internationally recognized regulations, frameworks, and principles. We share personal information with affiliates, business partners, agencies, third-party service providers, or vendors when we have a legitimate business purpose for doing so and when permissible by law. We require third parties to maintain similar standards to ours to protect personal information. We have implemented a risk mitigation process to identify and assess the cybersecurity posture of third parties providing products or services to any of the Company’s legal entities.
We have implemented multiple layers of data protection to minimize the risks to systems, personal information, and the privacy of individuals. Such protection includes perimeter security controls, network security controls, endpoint security controls, application security controls, database security controls, logical and physical access controls, maintaining up-to-date inventories (authorized hardware and software), system hardening and monitoring, usage of modern protection software and third-party risk assessments, 24/7 monitoring and response.
As a global company serving customers in more than 125 locations, we routinely experience a wide variety of cybersecurity events; however, we have not experienced a cybersecurity incident that has materially affected or is reasonably likely to materially affect our business strategy, results of operation, or financial condition.
Whistleblower Procedures. The Audit Committee has established procedures for receiving, recording, and addressing any complaints we receive regarding accounting, internal accounting controls, auditing matters or other legal or regulatory compliance matters, and for the confidential and anonymous submission, by our employees or others, of any concerns about our accounting or auditing practices. We also maintain a toll-free telephone helpline and a website, each allowing our employees and others to voice their concerns anonymously.

Vice President and General Counsel. Our Vice President and General Counsel oversees our compliance programs. His duties include regularly updating the Audit Committee on the effectiveness of our compliance programs, providing periodic reports to the Board, and working closely with our various compliance functions to promote coordination and sharing of best practices across these functions.
Corporate Governance Guidelines
The Board, directly and through its committees, continuously monitors emerging best practices in corporate governance and has adopted Corporate Governance Guidelines. A copy of the Corporate Governance Guidelines can be found online at www.chartindustries.com by clicking on the link for Investors. You also can obtain a printed copy of this document, free of charge, by writing to: Secretary, c/o Chart Industries, Inc., 8665 New Trails Drive, Suite 100, The Woodlands, Texas 77381. The Corporate Governance Guidelines have evolved over time, as customary practice and legal requirements change, or as our Board deems appropriate from time to time.
Executive Compensation Clawback Policies
Our Compensation Committee adopted an executive compensation clawback policy in 2015, and adopted the Chart Industries, Inc. Incentive-Based Compensation Clawback Policy (the “NYSE Clawback Policy”) in November 2023.
Director Independence
The Corporate Governance Guidelines and the NYSE listing standards provide that at least a majority of the members of the Board must be independent, or free of any material relationship with the Company, other than his or her relationship as a director or Committee member. A director is not independent if he or she fails to satisfy the standards for independence under the NYSE listing standards, the rules of the SEC, or any other applicable laws, rules and regulations.
The Board conducts an annual review of our directors’ independence. In this review, the Board considers transactions, relationships and arrangements between the Company and each director or immediate family member of the director. The Board also considers transactions, relationships and arrangements between Company senior management and each director or immediate family member of the director. The Board has determined that all of our non-management directors are independent and satisfy NYSE independence requirements.
Board Meetings
There were 18 meetings of the Board during the fiscal year ended December 31, 2025. Each director attended at least 89% of (1) the total number of meetings of the Board held during the period he or she served as a director and (2) the total number of meetings held by committees of the Board on which he or she served. All then-current members attended our virtual Annual Meeting in 2025. In 2025, five of the 18 meetings of the Board were regular meetings and there were nine executive sessions.
Executive sessions are presided over by the Chair of the Board (if an independent director) or a Lead Independent Director if the roles of CEO and Chair are combined and are generally held in connection with each regularly scheduled Board meeting. As Chair of the Board and an independent director, Andrew R. Cichocki presides over the executive sessions of the Board.
Committees of the Board of Directors
The Board has three standing committees that conduct regular business: the Audit Committee; the Compensation Committee; and the Nominations and Corporate Governance Committee.
The Board of Directors may change committee membership from time to time on the recommendation of the NCGC.

Nominations and Corporate Governance Committee

Members	Met three times in fiscal year 2025
Linda A. Harty (Chair) Paul E. Mahoney Spencer S. Stiles Roger A. Strauch

Independence. The NCGC is composed entirely of directors who meet the independence requirements under the NYSE standards and the rules of the SEC.
Primary Responsibilities. The NCGC is responsible for, among other things: (1) developing, recommending and reviewing the adequacy of the corporate governance principles applicable to us; (2) developing and recommending to the Board compensation for Board members; (3) reviewing our compliance with state and federal corporate governance laws and regulations and with the NYSE corporate governance listing requirements; (4) making recommendations to the Board regarding the size and composition of the Board; (5) establishing criteria for the selection of new directors to serve on the Board and reviewing the appropriate skills and characteristics required of directors; (6) identifying, screening and recommending nominees to be proposed by us for election as directors at the Annual Meeting, or to fill vacancies; (7) considering and reviewing the qualifications of any nominations of director candidates validly made by stockholders; (8) reviewing the committee structure of the Board and recommending, on an annual basis, directors to serve as members of each committee; (9) establishing criteria for, overseeing the process for, and leading the annual performance self- evaluation of the Board and each committee; (10) reviewing any director resignation letter tendered in accordance with the Corporate Governance Guidelines, and evaluating and recommending to the Board whether such resignation should be accepted; (11) annually reviewing the adequacy of the NCGC Charter; and (12) supporting the Board to oversee the Company’s strategy on corporate social responsibility and sustainability, and developing related policies and procedures.
Charter. The NCGC is governed by the NCGC Charter, adopted by the Board. A copy of the NCGC Charter can be found online at www.chartindustries.com by clicking on the link for Investors. You also can obtain a printed copy of the NCGC Charter, free of charge, by writing to: Secretary, c/o Chart Industries, Inc., 8665 New Trails Drive, Suite 100, The Woodlands, Texas 77381.

Audit Committee
Members	Met six times in fiscal year 2025
David M. Sagehorn (Chair) Andrew R. Cichocki Paula M. Harris Linda A. Harty
Independence and Financial Expertise. Our Board has determined that each member of the Audit Committee satisfies the current independence standards of NYSE and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our Board has determined that each of Ms. Harris, Ms. Harty and Messrs. Cichocki and Sagehorn qualifies as an Audit Committee “financial expert” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K and that all members of the Audit Committee satisfy the NYSE financial knowledge and sophistication requirements.
Primary Responsibilities. The Audit Committee is responsible for, among other things: (1) appointing, retaining, compensating, evaluating and terminating our independent registered public accounting firm and approving in advance any audit or non-audit engagement or relationship between us and such auditor; (2) approving the overall scope of the audit; (3) assisting the Board in monitoring the integrity of our financial statements, the independent registered public accounting firm’s qualifications and independence, the independent registered public accounting firm’s performance, and our internal audit function and our compliance with legal and regulatory requirements; (4) annually reviewing the independent registered public accounting firm’s report describing the independent registered public accounting firm’s internal quality-control procedures and any material issues raised by the most recent internal quality-control review, peer review, or regulatory review of the independent registered public accounting firm; (5) discussing the annual audited financial and quarterly statements with management and the independent registered public accounting firm; (6) discussing earnings press releases, as well as financial information and earnings guidance provided to analysts; (7) discussing with management the Company’s major risk exposures and processes to monitor and control those exposures, including risk assessment and risk management policies; (8) meeting separately, periodically, with management, internal auditors and the independent registered public accounting firm; (9) reviewing with the independent registered public accounting firm any audit problems or difficulties and management’s response; (10) recommending to the Board hiring policies for employees or former employees of the independent registered public accounting firm; (11) annually reviewing the adequacy of the Audit Committee’s written charter; (12) reviewing with management any matters that may have a material impact on us and our financial statements; (13) reviewing the operation of the internal audit function including the quality and adequacy of internal controls and significant reports to management; (14) reviewing and approving any transaction between the Company and any related person, in accordance with the Company’s Related Party Transaction Policies and Procedures; (15) cybersecurity matters and IT operational resilience; and (16) reporting regularly to the full Board.

Charter. The Audit Committee is governed by the Audit Committee Charter, adopted by the Board. A copy of the Audit Committee Charter can be found online at www.chartindustries.com by clicking on the link for Investors. You also can obtain a printed copy of the Audit Committee Charter, free of charge, by writing to: Secretary, c/o Chart Industries, Inc., 8665 New Trails Drive, Suite 100, The Woodlands, Texas 77381.

Compensation Committee
Members	Met four times in fiscal year 2025
Spencer S. Stiles (Chair) Andrew R. Cichocki Paula M. Harris Paul E. Mahoney David M. Sagehorn
Independence. The Compensation Committee is composed entirely of directors who meet the independence requirements under the NYSE standards and the rules of the SEC.
Primary Responsibilities. The Compensation Committee is responsible for, among other things: (1) reviewing key employee compensation policies, plans and programs; (2) reviewing and approving the compensation of our CEO and other executive officers; (3) reviewing and approving employment contracts and other similar arrangements between us and our executive officers; (4) reviewing and consulting with the CEO on the selection of officers and evaluation of executive performance and other related matters; (5) administration of stock plans and other incentive compensation plans; (6) overseeing compliance with any applicable compensation reporting requirements of the SEC; (7) approving the appointment and removal of trustees and investment managers for pension fund assets; (8) retaining and interacting with consultants to advise the committee on executive compensation practices and policies; (9) determining stock ownership guidelines for the CEO and other executive officers and monitoring compliance with such guidelines; (10) annually reviewing the adequacy of the Compensation Committee’s written charter; and (11) handling such other matters that are specifically delegated to the Compensation Committee by the Board from time to time.
To further assist it in carrying out its responsibilities, the Compensation Committee engaged Pay Governance, an independent compensation consulting firm, to assist in evaluating our executive compensation structure and expenses. The Compensation Committee may change its compensation consultant from time to time in its sole discretion. Prior to engaging Pay Governance to provide consulting services for 2025, the Compensation Committee considered Pay Governance’s representations demonstrating its independence under applicable NYSE standards and concluded Pay Governance was independent.
In 2025, Pay Governance’s duties and responsibilities included:
•Providing information and advice relative to base salary, annual incentive compensation targets, and long-term incentive compensation award decisions for executive officers;
•Providing information and advice on the selection of companies and groups of companies against which to benchmark executive compensation;
•Developing an additional compensation peer group for 2025 with respect to the performance-based TSR Modifier contained in the 2025 PSU awards;
•Providing information on compensation paid by peer companies and companies in broader industry groups to their executive officers;
•Providing information and advice regarding market practices as to various executive compensation arrangements;
•Evaluating the competitiveness of the total direct compensation of the Company’s executive officers and other executives and each of its individual components, including base salary, annual bonus and long-term incentive awards;
•Advising the Compensation Committee on alternative structures, forms of compensation, performance measures and allocation considerations;
•Providing information and advice about changes in executive compensation practices, trends and regulation; and
•Providing information and advice on director compensation to the NCGC.

Charter. The Compensation Committee is governed by the Compensation Committee Charter, adopted by the Board. A copy of the Compensation Committee Charter can be found at www.chartindustries.com by clicking on the link for Investors. You also can obtain a printed copy of the Compensation Committee Charter, free of charge, by writing to: Secretary, c/o Chart Industries, Inc., 8665 New Trails Drive, Suite 100, The Woodlands, Texas 77381.
Role of Executive Officers in Compensation Decisions
Our CEO makes recommendations to the Compensation Committee for the compensation of our other executive officers, including recommendations of salary adjustments, if any, annual cash incentives, and long-term and short-term awards. The CEO’s recommendations are based on her annual review of the performance of the other executive officers and data provided by the compensation consultant concerning compensation practices among the Company’s peer and broader industry groups. The Compensation Committee considers the CEO’s recommendations when making executive compensation decisions, but the Compensation Committee retains full discretion to set all compensation for our executive officers. Decisions regarding the CEO’s compensation are made at the sole discretion of the Compensation Committee.
Management Succession Planning
We believe that having a management succession planning process in place is fundamental to a comprehensive program of good corporate governance. Our Board regularly reviews and is responsible for the management, oversight, and monitoring of our succession planning process, including long-term management development and succession plans for the CEO and other key officers, as well as emergency succession plans for the CEO and other key officers if any of them unexpectedly becomes unable to perform his or her duties.
Board Succession Planning and Selection and Nomination of Directors
Prospective director nominees are identified through contacts of the members of the Board or members of senior management, through recommendations of potential candidates by stockholders, employees, or others, or by professional search firms. Once a prospective director nominee has been identified, the NCGC uses both the information provided to it, and information gathered through its own inquiries, to make an initial determination regarding the suitability and qualifications of the proposed candidate. In selecting new directors of the Company, consideration is given to individual director candidates’ personal qualities and abilities, the Board members’ collective skills and aptitudes for conducting oversight of the Company and management, and duties imposed by law and regulation. Important factors include:
•Collectively, Board members will bring to the Company a broad range of complementary skills (such as an understanding of finance, manufacturing, operations, strategy and development, pricing, industrial gas, energy markets, sales and marketing, and experience in public company governance and international business), educational and professional expertise, industry and regulatory knowledge, and diversity of perspectives to build a capable, responsive, and effective Board;
•Directors will have experience in policy-making levels of business and must have an aptitude for evaluating business matters and making practical and mature judgments;
•Each director must, as determined by the Board, be qualified to perform duties of a director in accordance with the Delaware General Corporation Law as evidenced by the director’s experience, accomplishments, skills and integrity;
•Directors must be persons possessing the highest personal values and integrity;
•Directors must be able to perform their duties in the best interests of the Company and its stockholders, without conflicts of interest; and
•Ensuring that the Company complies with all legal and regulatory requirements concerning the independence and composition of the Audit Committee, NCGC, Compensation Committee, and any other committees of the Board, subject to any exemptions provided by the NYSE listing standards.
Directors must have time available to devote to Board activities, and the ability to work collegially with other Board members. At all times, at least one member of the Board must meet the definition of “financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K, and serve on the Audit Committee. Currently, four members of the Board meet this “financial expert” definition.
The NCGC considers all of the foregoing factors, among others, in identifying director candidates. The Company does not have a policy that requires us to consider the impact of any one factor by itself. In considering whether to recommend any candidate, including candidates recommended by stockholders, the NCGC applies the factors set forth in our Corporate Governance Guidelines and the NCGC Charter, which provide that diversity should be considered in the director identification and nomination process. The NCGC seeks nominees with a diversity of experience, professions, skills and backgrounds that collectively will build a capable, responsive and effective Board that is prepared to address the Company’s strategic oversight and governance challenges. Although the NCGC does not assign specific weight to particular factors, any qualified nominee should have a core skill set that enables the nominee to serve the Company well as a director. We believe that the backgrounds and qualifications of the directors, considered as a group, should provide a significant composite mix of experience, knowledge and abilities that will enable the Board to fulfill its responsibilities.
Communications with the Board
Stockholders and other interested parties may communicate concerns directly to the entire Board, or specifically to non-management directors of the Board. These communications may be confidential or anonymous, if so designated, and may be submitted in writing to the following address: Secretary, c/o Chart Industries, Inc., 8665 New Trails Drive, Suite 100, The Woodlands, Texas 77381. Any concerns that may be outstanding are reported on a quarterly basis to the Chair.
Stockholder recommendations for director nominations will be forwarded to the NCGC to evaluate the qualifications and experience of the nominees. To be in proper written form, a stockholder’s notice proposing nominations of persons for election to the Board must set forth:
•the name, age, business address and residence address of the proposed nominee;
•the principal occupation or employment of the proposed nominee;
•the class, series and number of all shares of stock of the Company which are owned by the proposed nominee;
•the name of each nominee holder of shares owned beneficially but not of record by the proposed nominee and the number of shares of stock held by each such nominee holder;
•whether and the extent to which any derivative instrument, swap, option, warrant, short interest, hedge or profit interest or other transaction has been entered into by or on behalf of the proposed nominee with respect to the stock of the Company and whether any other agreement, arrangement or understanding (including any short position or any borrowing or lending of shares of stock) has been made by or on behalf of the proposed nominee, the effect or intent of any of the foregoing being to mitigate loss to, or manage risk of stock price changes for, the proposed nominee or to increase the voting power or pecuniary or economic interest of the proposed nominee with respect to the stock of the Company;
•the written consent of each proposed nominee to being named as a nominee and to serve as a director if elected;
•any other information relating to the proposed nominee that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to the Exchange Act and the rules and regulations promulgated under the Exchange Act; and
•as to the stockholder giving the notice and any beneficial owner on whose behalf the nomination is made:
•the name and record address of such stockholder;
•the class, series and number of all shares of stock of the Company which are owned by such stockholder and any beneficial owner;
•the name of each nominee holder of shares owned beneficially but not of record by such stockholder and the number of shares of stock held by each such nominee holder;
•whether and the extent to which any derivative instrument, swap, option, warrant, short interest, hedge or profit interest or other transaction has been entered into by or on behalf of such stockholder or such beneficial owner with respect to the stock of the Company and whether any other agreement, arrangement or understanding (including any short position or any borrowing or lending of shares of stock) has been made by or on behalf of such stockholder or beneficial owner, the effect or intent of any of the foregoing being to mitigate loss to, or manage risk of stock price changes for, such stockholder or beneficial owner or to increase the voting power or pecuniary or economic interest of such stockholder or beneficial owner with respect to the stock of the Company;
•a description of all agreements, arrangements, or understandings between such stockholder and any beneficial owner and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination is made by such stockholder and any material interest of such stockholder or beneficial owner in such nomination, including any anticipated benefit to the stockholder or beneficial owner therefrom;
•a representation that such stockholder will provide the Company in writing the information required above as of the record date for the meeting promptly following the later of the record date or the date notice of the record date is first publicly announced;
•a representation that such stockholder intends to appear in person or by proxy at the meeting to nominate the persons named in its notice; and
•any other information relating to such stockholder that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to the Exchange Act.
In connection with the nomination of potential directors, the advance notice requirements described below are designed to ensure that all relevant information about proposed director nominees and the proponent of any director nominee is made available for consideration by stockholders, our Board, and the members of the NCGC.
Code of Ethical Business Conduct and Officer Code of Ethics
The Board has adopted our Code of Ethical Business Conduct and our Officer Code of Ethics, each of which are available online at www.chartindustries.com by clicking on the link for Investors. We intend to disclose any amendments to our Code of Ethical Business Conduct or our Officer Code of Ethics, and any waivers of our Code of Ethical Business Conduct or our Officer Code of Ethics granted to any director or executive officer of the Company, on our website. As of the date hereof, there have been no such waivers. You also can obtain a printed copy of these documents, free of charge, by writing to: Secretary, c/o Chart Industries, Inc., 8665 New Trails Drive, Suite 100, The Woodlands, Texas 77381.
To enhance employee awareness of our Code of Ethical Business Conduct, we regularly conduct ethics and compliance training for all of our employees to provide them with the knowledge necessary to maintain our high standards of ethics and compliance. In addition, we provide employees with the ability to leave reports, anonymously, on an Ethics hotline maintained by an unaffiliated third party, and those reports are provided to the appropriate members of the Board of Directors, as well as members of management designated to serve as Ethics Representatives. Chart’s Ethics Representatives also assist in the administration of, and encourage adherence with, our Code of Ethical Business Conduct.
Stock Ownership Guidelines
We maintain stock ownership guidelines for our senior executives as part of our executive compensation program. Ownership guidelines for our NEOs are intended to be administered and reviewed periodically by the Compensation Committee. The stock ownership level of our Common Stock for our CEO is a multiple of six times base salary. The ownership guideline for our other executive officers is two times current base salary, and for our directors the multiple is five times their annual cash retainer. The stock ownership guideline for our directors was increased from four times their annual cash retainer to five times their annual cash retainer effective January 1, 2024. Executives who do not meet the guidelines are expected to satisfy them within five years, and directors are expected to meet the guidelines within four years of becoming a member of the Board. As of January 30, 2026, each NEO and all of our directors meet or are on track to meet the ownership guidelines within the grace period provided by the guidelines.

DIRECTORS
The information herein provides each director’s name, age as of January 30, 2026, and existing position with the Company, as well as the skills, attributes and experience of the directors.

Director Since: 2023 Board Chair Since: 2024 Committee Memberships: •Audit •Compensation

Andrew R. Cichocki

Age: 63

Mr. Cichocki served as Chief Operating Officer of Airgas, Inc. (“Airgas”) from 2016, and President of Airgas USA, LLC from 2014, until his retirement from those positions in October 2021. He was formerly Senior Vice President — Distribution Operations and Business Process Improvement at Airgas from 2011 until 2014. Prior to that, Mr. Cichocki was Division President — Process Gases and Chemicals at Airgas from 2008 until 2011, President — Airgas National Welders, Inc. (a subsidiary of Airgas USA, LLC) from 2003 until 2008, and Senior Vice President — Human Resources at Airgas from 2001 until 2003. From 1988 until 2001, Mr. Cichocki held various financial, mergers and acquisitions, and business process leadership positions at Airgas, including serving as Vice President — Corporate Development.

Through his extensive experience in management and executive-level positions at Airgas, Mr. Cichocki has over 28 years of experience in the industrial, medical, and specialty gas industries. Mr. Cichocki brings to our Board a deep understanding of the industrial gas and associated products and services industries. Our Board has determined that Mr. Cichocki qualifies as a “financial expert” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K. In addition to his deep understanding of several industries important to our Company, he offers valuable perspectives on business leadership, finance and general management. The Board believes that Mr. Cichocki’s experience enhances the knowledge of the Board and provides useful insights to management.

Director Since: 2021 Committee Memberships: •Audit •Compensation

Paula M. Harris

Age: 62

Ms. Harris has a 33-year career in international oilfield services with SLB (formerly Schlumberger Limited). Ms. Harris initially worked in field operations offshore before progressing into leadership roles in training, sales and ultimately, in ESG positions. She most recently served as Director of Global Stewardship for SLB from 2015 until her retirement in June 2020. Ms. Harris led the development and implementation of metrics-based, cost-efficient ESG programs tailored to meet the local needs of stakeholders, employees, communities and customers. She was responsible for this program aiding the delivery of the long-term SLB sustainable development goals in carbon reduction, energy efficiency, increased green technology sales and increased female and minority employees. From October 2021 to March 2025, Ms. Harris was the Senior Vice President of Community and Foundation Executive Director for the Houston Astros. Ms. Harris currently serves on the boards of directors of Hunting PLC (LSE: HTG), a manufacturer and provider of downhole metal tools and components to the oil and gas industry, and Helix Energy Solutions Group, Inc. (NYSE: HLX), an international offshore energy services company.

Ms. Harris brings to the Board substantial ESG experience, as well as operations, recruiting, training, diversity and inclusion, project management, financial and sales experience in the energy industry. Our Board has determined that Ms. Harris qualifies as a “financial expert” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K. The Board believes that Ms. Harris’ experience enhances the knowledge of the Board and provides useful insights to management.

Director Since: 2021 Committee Memberships: •Audit •Nominations and Corporate Governance (Chair)

Linda A. Harty

Age: 65

Ms. Harty is a proven board member and has extensive broad-based experience across finance, accounting, treasury and tax in addition to strategy, capital allocation and mergers and acquisitions, all of which aligns well with our strategic direction. Ms. Harty previously served as Treasurer of Medtronic, a global company specializing in medical technology, services and solutions. Ms. Harty also served as Executive Vice President, Treasurer and Group Chief Financial Officer at Cardinal Health in Columbus, Ohio and has held financial leadership positions at RTM Restaurant Group, BellSouth (now AT&T), Conagra Brands and Kimberly-Clark. Ms. Harty previously served on the board of directors of Syneos Health (NASDAQ: SYNH) until March 2023. In addition to our Board, Ms. Harty currently serves on the board of directors of Parker Hannifin Corporation (NYSE: PH) and Wabtec Corporation (NYSE: WAB), where she is lead independent director.

Ms. Harty brings significant board and corporate governance experience and substantial finance, accounting, treasury, risk management and tax experience to the Board. Our Board has determined that Ms. Harty qualifies as a “financial expert” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K. The Board believes that Ms. Harty’s experience enhances the knowledge of the Board and provides useful insights to management.

Director Since: 2023 Committee Memberships: •Compensation •Nominations and Corporate Governance

Paul E. Mahoney

Age: 61

Mr. Mahoney has been President and Chief Executive Officer of Enerflex Ltd. (NYSE: EFXT), an integrated global provider of energy infrastructure and energy transition solutions, since September 2025. Prior to that, Mr. Mahoney was President of the Production and Automation Technologies business at ChampionX (NASDAQ: CHX), a leading provider of production technologies for the upstream and midstream oil and gas markets, where he led the global artificial lift business since 2012. Mr. Mahoney’s career includes business development/engineering, management and executive leadership for technical solutions with industrial-based industries that are directly involved in energy production of energy-related materials. His areas of focus have been centered around delivering productivity through technology in mechanical or electrical forms for manufacturing and energy production businesses all around the world. Previously, Mr. Mahoney was president of Dover Artificial Lift, part of the Energy segment within Dover Corporation. He also served as Chief Operations Officer for Dover and as senior vice president of global sales and operations for Dover Artificial Lift.

Before joining Dover Energy, Mr. Mahoney held a variety of sales and management roles at Emerson Electric Company, a global technology, software and engineering company, including vice president and general manager of the Analyzers Group, vice president, global sales and operations for the Analytical Group, and director of sales for the Process Automation Group.

In light of his current service at Enerflex and his prior service with ChampionX and Dover Artificial Lift, Mr. Mahoney brings to the Board extensive experience in management and operations of a multinational, diversified business, with significant experience in directing corporate strategy. The Board believes that Mr. Mahoney’s experience enhances the knowledge of the Board and provides useful insights to management.

Director Since: 2019 Committee Memberships: •Audit (Chair) •Compensation

David M. Sagehorn

Age: 62

Mr. Sagehorn served as the Executive Vice President and Chief Financial Officer of Oshkosh Corporation, a global producer of specialty trucks, truck bodies, and access equipment used in the defense, construction, and services markets, from 2007 until 2020. Prior to his role as Executive Vice President and Chief Financial Officer of Oshkosh Corporation, Mr. Sagehorn served in various roles at Oshkosh, including as Director — Business Development, Vice President — Defense Segment Finance, Vice President — McNeilus Commercial Segment Finance, Vice President — Business Development and Vice President and Treasurer. He joined Oshkosh as Senior Manager — Mergers & Acquisitions, in 2000. In March 2022, Mr. Sagehorn was appointed as an independent director of AGCO Corporation (NYSE: AGCO), a manufacturer of farm equipment based in Duluth, Georgia.

Mr. Sagehorn has over 30 years of financial and strategic operations experience, including through substantial service in executive-level positions in the global manufacturing industry at Oshkosh Corporation. Our Board has determined that Mr. Sagehorn qualifies as a “financial expert” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K. As a multinational manufacturer, we benefit substantially from Mr. Sagehorn’s background in this area. In addition to his extensive financial experience, Mr. Sagehorn also has significant corporate development and strategic planning experience. The Board believes that Mr. Sagehorn’s experience enhances the knowledge of the Board and provides useful insights to management.

Director Since: 2023 Committee Memberships: •Compensation •Nominations and Corporate Governance

Spencer S. Stiles

Age: 49

Mr. Stiles currently serves as President and Chief Operating Officer of Stryker Corporation (NYSE: SYK), a global leader in Medical Technologies (“Stryker”) since January 2026. Prior to that, Mr. Stiles served as a Group President of Stryker, where he oversaw the Orthopaedics and Spine business and was also responsible for Europe, Middle East, Africa, Latin America and Canada. Stryker’s mergers and acquisitions function, global real estate function, and Digital, Robotics and Enabling Technologies also reported to Mr. Stiles since August 2019. Prior to that, he served as Group President, Neurotechnology, Instruments, and was responsible for worldwide performance across the Instruments, Neurovascular, Craniomaxillofacial and Spine operating divisions. Earlier in Mr. Stiles’ 24-year career in Medical Technologies, he served as a division President for both Stryker Instruments and Stryker Spine along with a variety of Marketing and Sales roles.

In light of his current service at Stryker, Mr. Stiles brings to the Board extensive experience in management and operations of a multinational, diversified business, with significant experience in directing corporate strategy as well as conducting mergers and acquisitions. In his capacity as President and Chief Operating Officer and in his former role as Group President, he has gained valuable business leadership experience. The Board believes that Mr. Stiles’ experience enhances the knowledge of the Board and provides useful insights to management.

Director Since: 2021 Committee Memberships: •Nominations and Corporate Governance

Roger A. Strauch

Age: 70

Mr. Strauch is Chairman of The Roda Group, a high technology venture capital development and investment firm focused on investment opportunities that address the consequences of climate change, stress on the Earth’s natural resources and the increased demand for low carbon energy. Mr. Strauch is the former Chairman of the Board of Directors of Cool Systems, the manufacturer of Game Ready, a medical physical therapy system, which was sold to Halyard Health in 2018. He was formerly Chief Executive Officer and Chairman of Ask Jeeves (now Ask.com) a leading search engine on the web. Prior to that, Mr. Strauch was a board member and Chief Executive Officer of Symmetricon (now known as Microsemi (NASDAQ: MSCS)), a public telecommunications equipment manufacturer, and prior to that was Chief Executive Officer and Chairman of TCSI Corp., a telecommunications software company. Mr. Strauch recently served as Chairman of the Board of Trustees for the Mathematical Sciences Research Institute in Berkeley. He is also a member of the Engineering Dean’s College Advisory Board of University of California at Berkeley.

Mr. Strauch brings substantial strategic and financial experience to the Board, as well as specific experience with clean technology, ESG and sustainability initiatives. The Board believes that Mr. Strauch’s experience enhances the knowledge of the Board and provides useful insights to management.

AUDIT COMMITTEE REPORT
The primary function of the Audit Committee is to assist the Board of Directors in fulfilling its responsibility to oversee the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the independent registered public accounting firm’s qualifications and independence, and the performance of the Company’s internal audit function and independent registered public accounting firm. The Audit Committee’s activities are governed by a written charter adopted by the Board of Directors, a copy of which is available on the Governance Documents page of our investor relations website at www.chartindustries.com.
In fulfilling its oversight responsibilities, the Audit Committee has reviewed and discussed the audited financial statements contained in the 2025 Annual Report on SEC Form 10-K with the Company’s management and Deloitte & Touche LLP, the independent registered public accounting firm for fiscal 2025.
In this context, the Audit Committee reviewed and discussed with management and the independent auditors the audited financial statements for the year ended December 31, 2025 (the “Audited Financial Statements”), management’s assessment of the effectiveness of the Company’s internal control over financial reporting, and the independent auditors’ evaluation of the Company’s system of internal control over financial reporting. The Audit Committee has discussed with Deloitte & Touche LLP, the Company’s independent auditors, the matters required to be discussed by the standards of the Public Company Accounting Oversight Board (“PCAOB”). In addition, the Audit Committee has received the written disclosures and the letter from the independent auditors required by applicable requirements of the PCAOB regarding the independent auditors’ communications with the Audit Committee concerning independence, and has discussed with the independent auditors the independent auditors’ independence.
In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board (and the Board has approved) that the audited financial statements be included in the Company’s Annual Report on SEC Form 10-K for the fiscal year ended December 31, 2025, for filing with the Securities and Exchange Commission.
The Audit Committee has determined that the rendering of pre-approved non-audit services by Deloitte & Touche LLP was compatible with maintaining the registered public accounting firm’s independence.
Submitted by the Audit Committee of the Board of Directors as of February 24, 2026.
Audit Committee
David M. Sagehorn, Chair
Andrew R. Cichocki
Paula M. Harris
Linda A. Harty

DELINQUENT SECTION 16(a) REPORTS
Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who own 10% or more of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and 10% or greater stockholders are required by SEC regulations to furnish the Company with copies of all Forms 3, 4 and 5 they file.
Based solely on the Company’s review of the copies of such forms it has received, the Company believes that all of its officers and directors complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended December 31, 2025, except for (i) Mr. Mark Durham’s Initial Statement of Beneficial Ownership of Securities on Form 3, which was filed on June 13, 2025, (ii) Ms. Harris’ Statement of Changes in Beneficial Ownership on Form 4, which was filed on October 9, 2025 and (iii) Mr. Mahoney’s Statement of Changes in Beneficial Ownership on Form 4, which was filed on October 21, 2025, in each case as a result of an administrative delay in obtaining EDGAR Next filing credentials for such reporting persons.
Item 11.     Executive Compensation
Report of the Compensation Committee on Executive Compensation.
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the Company’s management. Based on that review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.
Compensation Committee
Spencer S. Stiles, Chairman
Andrew R. Cichocki
Paula M. Harris
Paul E. Mahoney
David M. Sagehorn
The above Report of the Compensation Committee does not constitute soliciting material and should not be deemed filed with the Commission or subject to Regulation 14A or 14C (other than as provided in Item 407 of Regulation S-K) or to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically requests that the information in this Report be treated as soliciting material or specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act. The above Report is furnished in this Annual Report on Form 10-K and should not be deemed incorporated by reference into any other filing under the Securities Act or the Exchange Act as a result of furnishing the disclosure in this manner.

COMPENSATION DISCUSSION AND ANALYSIS
Introduction
This Compensation Discussion and Analysis provides an overview of our business performance in 2025, highlights the key components and structure of our executive compensation program, discusses the principles underlying our compensation policies and procedures, and addresses other matters we believe explain and demonstrate our performance-based compensation philosophy.
Executive Summary
Leadership.
For 2025, our management team included (i) Jillian C. Evanko, our former Chief Executive Officer (“CEO”) and President (through January 6, 2026), (ii) Gerald F. Vinci, our former Vice President, Chief Human Resources Officer (“CHRO”) and, effective as of January 6, 2026, our current President, (iii) Herbert G. Hotchkiss, our current Vice President, General Counsel & Secretary (“General Counsel”), (iv) Joseph R. Brinkman, our current Vice President and Chief Financial Officer (“CFO”) and (v) Joseph A. Belling, our current Chief Technology Officer (“CTO”). These five individuals are referred to throughout the following discussion as our named executive officers (or “NEOs”).
Fiscal 2025 Executive Compensation Highlights.
Pay for Performance. We are fully dedicated to aligning executive pay to Company performance. Compensation opportunities, particularly short- and long-term incentives, are determined at the beginning of each year. The amounts earned from our compensation program are largely driven by Company performance: financial results, strategic accomplishments and growth in shareholder value.
The Compensation Committee has taken various actions in recent years to increase the performance elements of the compensation program and further align compensation to returns of stockholders including, by way of examples, increasing the proportion of performance-based awards and increasing the percentage of total compensation opportunity represented by short-term annual cash incentive (“STI”) and long-term annual incentive (“LTI”) awards.

Compensation Governance Practices. In addition to our emphasis on pay for performance, we design our executive compensation programs to incorporate best practices and strong corporate governance policies and procedures. We consider the risks associated with any particular program, design or compensation decision prior to implementation of same, and believe that these assessments result in long-term shareholder value. A representative sample of these compensation governance practices include:

What We Do	What We Don’t Do
Pay for Performance Focus
We heavily weight our compensation programs toward variable, “at risk” compensation in addition to performing regular reviews of market competitiveness and the relationship of compensation to financial performance.
No Guaranteed Pay We do not provide multi-year guarantees for compensation increases, including base pay, and do not guarantee annual bonuses.
Balanced Compensation
We structure compensation opportunities that are linked to both short- and long-term periods of time, while aligning compensation with several financial performance metrics that are critical to achievement of sustained growth and shareholder value creation.
No Repricing or Replacement of Stock Options We do not reprice or replace stock options without prior shareholder approval.
Double Trigger Provisions for Change in Control
We have change in control arrangements that do not provide for tax gross-ups, are limited to one to three times base pay and bonus and mainly provide for payments only upon a double (not single) trigger. We added double trigger change in control provisions in our equity award agreements for equity awards in 2019 and going forward.
No Payment of Dividends on Unvested Equity We do not pay dividend or dividend equivalents while executive RSUs are unvested.
Clawback Policies
We maintain a broad clawback policy that applies to all recent annual or long-term incentive awards for named executive officers and certain other executives, and adopted our NYSE Clawback Policy, in accordance with new NYSE listing standards, in November 2023.
No Excessive Perks We do not pay excessive perks; our perks are modest, consisting solely of an automobile allowance.
Stock Ownership Policy We maintain stock ownership requirements for our officers and directors.	No Hedging or Pledging Our insider trading policy prohibits short sales, pledging and hedging transactions of our common stock by directors, officers and employees.
Independent Compensation Committee and Consultants
We utilize independent directors with significant experience and knowledge of the drivers of our long-term performance, coupled with independent compensation consultants, retained directly by the Committee, to provide input and recommendations on our executive compensation programs.

Good Board Governance Practices
We maintain a number of shareholder focused Board governance polices, including; (i) an independent Chair who sets the direction of the Board and leads Board meetings, including regularly scheduled meetings of our independent directors and (ii) we have not adopted a stockholder rights plan and do not have a staggered Board.

2025 Compensation Program Overview. Our compensation program seeks to align executive officer compensation with stockholder value creation by both tying compensation to the achievement of measurable financial and long-term strategic business performance objectives, and incentivizing executives’ multi-year retention. Consistent with market practices, a substantial portion of each NEO’s total compensation for 2025 was in the form of equity opportunities that include a mix of time-based and performance metrics, thereby strongly aligning executive compensation with stockholder interests. Overall, the value of executives’ 2025 long-term equity incentive (“LTI”) compensation largely depends on stockholder returns and business performance over time, and target LTI awards continue to comprise the largest portion of the CEO’s total compensation package.
As outlined below, in 2025 our NEOs received options, with value contingent on stock price performance; RSUs, with value contingent on continued employment and stock price performance; and performance units, with value contingent on a combination of the Company’s absolute return on average capital and achievement of operating income metrics. With the exception of base salary, the value of each component of the 2025 executive compensation program is at risk and tied to Company performance, stock price appreciation, or both.

2025 Executive Compensation Program
Component	Description	Fixed or Variable Based on Performance	Primary Value to Stockholder
BASE SALARY	Fixed pay reflecting internal role and competitiveness.	Fixed	Competitive compensation compared to market/retention.
SHORT-TERM INCENTIVE	Annual cash incentive compensation based on meeting pre-approved performance targets.	Variable/Performance-based. Earned only to the extent performance metrics are met	Motivates executives to drive annual results that positively impact profitability and working capital.
LONG-TERM INCENTIVES
•Stock options	Right to purchase shares at the closing price on the date of award after the vesting period.	Variable/Performance-based. Valuable to extent stock price increases from the grant date.	Aligns executive compensation with long-term stockholder value creation over, in most cases, a 4-year period.
•Performance Units	Stock awards that vest if Company meets pre-approved absolute return on average capital targets and operating income metrics.	Variable/Performance-based. Earned to the extent performance metrics are met.	Aligns executive compensation with stockholder value creation over a 3-year period.
•Restricted Share Units	Stock awards that vest ratably (except in the case of retention or inducement awards) based on continuous service over a 3-year period.	Variable/Performance-based. Value dependent on the value of stock at the time of vesting.	Aligns executive compensation with stockholder value creation over, in most cases, a 3-year period, plus an embedded retention feature associated with vesting over, in most cases, a 3-year period.
Review of 2025 Say on Pay Advisory Vote
At our 2025 Annual Meeting, our stockholders had the opportunity to provide an advisory vote on the compensation paid to our executive officers, known as a “say on pay” vote. Approximately 91.5% of the total shares represented at the 2025 Annual Meeting were cast in favor of the compensation provided to our executive officers.
Compensation Philosophy
Our philosophy and strategy are to provide performance-based, market-driven compensation to attract and retain the talent needed to implement and achieve the Company’s operational and financial goals. Our program is designed to align the interests of our NEOs with the interests of stockholders by promoting executive accountability and rewarding performance that advances our short- and long-term success. A significant portion of each NEO’s total compensation is tied to the achievement of key quantitative financial performance measures, such as combined business unit operating performance (in the case of our short-term cash incentive compensation), and absolute long-term stock price appreciation, return on investment and operating performance (in the case of our LTI awards).
While compensation will vary relative to the achievement of objective financial performance metrics, the Compensation Committee also considers various subjective factors when setting executive compensation, including the individual’s role, responsibilities, performance, skills, experience and contributions to the Company and stockholder value. We believe consideration of such subjective factors is necessary to ensure we are providing competitive, market-driven compensation, which is critical to attracting and retaining a high performing workforce.
As described in more detail in “Benchmarking Methodology” below, the Compensation Committee evaluates each NEO’s target total compensation, and each individual component of NEO compensation, relative to market data from executives in similar positions from similarly sized companies (based on revenue), which operate in similar industries. This allows the Compensation Committee to assess whether our executives’ compensation is competitive with median and appropriately aligned with our performance relative to market counterparts.
The Compensation Committee is responsible for overseeing the structural design and administration of our executive compensation program. The Compensation Committee believes that our program, while performance-based, is also appropriately structured to mitigate the undertaking of undue risks. Our program is structured so that the cash incentive component is the shorter-term component of a total compensation package that is balanced by longer-term equity components. The Compensation Committee retains discretion to adjust short-term cash incentive compensation in the event of an unanticipated or unearned outcome, which ensures that the Compensation Committee maintains appropriate control over our shorter-term performance-based compensation. Our long-term equity compensation is comprised of several different types of awards that are designed to align the interests of our executives with the long-term interests of our stockholders and the overall success of our Company, while providing sufficient retention benefits for our NEOs in times of market volatility. The Compensation Committee believes that granting different types of equity awards works to limit potential risks associated with the concentration of awards of any one particular type. The Compensation Committee also retains discretion to make adjustments in calculating Company performance under our performance-based equity awards for extraordinary, unusual or non-recurring events affecting the Company or a peer group company’s performance, to ensure that the performance-based equity awards are functioning appropriately to motivate and reward long-term growth and stockholder value. In addition, the Compensation Committee maintains clawback policies, including our NYSE Clawback Policy, which allow recoupment of incentive awards if our financial results are not properly reported and must be restated.
Benchmarking Methodology
Our executive compensation is periodically benchmarked to be competitive with median based on the market data from a comparator group of companies. The Compensation Committee uses benchmarking to assess the competitiveness of our executives’ compensation relative to counterparts in similar companies and to evaluate the appropriateness of our compensation philosophy and strategy. However, benchmarking is not the sole factor considered when the Compensation Committee sets compensation. The Compensation Committee’s final decisions on compensation take into consideration various other factors, including a mix of subjective factors, as described above. In consultation with Pay Governance, the Compensation Committee has considered several factors in developing our comparator group:
•Comparability of size and scope, prioritizing those companies reasonably similar in terms of revenue and market capitalization;
•Industry comparability, prioritizing those in the Industrial Machinery industry and adjacent sectors; and
•Actual or potential business competitors and/or competitors for executive talent.
Chart competes for talent in a cross-section of sectors, industries and regions. Accordingly, our “Compensation Peer Group” reflects companies from a cross-section of sectors, industries and regions. The Compensation Peer Group is predominantly comprised of industrial and manufacturing companies, but also contains some commercial and service firms as well. Specifically excluded from this process are industries with unique or non-comparable pay practices believed to be distinctly different from the industries that Chart operates in, such as banking and financial services.
For 2025, our Compensation Peer Group was comprised of the following companies: AMETEK, Inc., Donaldson Company, Inc., Dover Corporation, Flowserve Corporation, Fortive Corporation, IDEX Corporation, Illinois Tool Works Inc., Ingersoll Rand Inc., ITT Inc., Parker-Hannifin Corporation, Pentair plc, Rockwell Automation, Inc., The Timken Company and Xylem Inc.
Beginning with 2021 PSU awards, the Compensation Committee has selected a second compensation peer group for purposes of the TSR modifier contained in such award. This TSR peer group was developed based on the input and recommendation of Pay Governance. The yearly selection of a comparator group is intended to ensure that the data used for benchmarking executive compensation remains robust and flexible, so as to provide relevant, meaningful data as the Company and its market counterparts continue to grow and change. To account for any difference in our size relative to the comparator group, the comparator group data is regressed to provide data points indicative of a company with similar revenues to Chart.
For 2025, our TSR peer group was comprised of the following companies: Air Products and Chemicals, Inc., Atlas Copco AB, Baker Hughes Company, Burckhardt Compression Holding AG, Cheniere Energy, Inc., CIMC Enric Holdings Limited, CNH Industrial N.V., EnPro Inc., ESCO Technologies Inc., Franklin Electric Co., Inc., IDEX Corporation, ITT Inc., New Fortress Energy LLC, NIKKISO CO., LTD., Plug Power Inc., SPX Corporation and Worthington Enterprises, Inc.
Data from the Compensation Peer Group, along with broader market compensation surveys, aided the Committee in determining appropriate base salaries, short- and long-term incentives, and executive target total compensation.
2025 Compensation Decisions
Overall, the Company’s performance-based, market-driven philosophy continued to drive our executive compensation decisions in 2025. As part of its annual process for determining executive compensation, in consultation with Pay Governance, the Compensation Committee evaluated and approved each component of our NEOs’ total target compensation (base salary, annual short-term incentive cash target opportunity and LTI target value). The Compensation Committee reviewed and considered Compensation Peer Group data presented at the 25th, median, and 75th percentiles for target total compensation as well as each component of compensation.
In addition to market data, the Compensation Committee took into consideration various objective and subjective performance factors, including Company performance, combined business unit operating performance, stockholder value, each individual’s responsibilities, skills, experience and contributions to the Company when determining executive compensation (see discussion under “Compensation Philosophy”). The Compensation Committee also considered the recommendations and input of our CEO when establishing target compensation for our other executives (see discussion under “Corporate Governance and Related Matters — Role of Executive Officers in Compensation Decisions”). In setting compensation for 2025, the Compensation Committee also considered:
•the experience of the executive officers;
•prevailing economic conditions and the historical success of the compensation structure in achieving the objectives of our compensation programs; and
•the advantages and disadvantages of our performance-based compensation philosophy and whether that philosophy encourages executive officers to take undue risk in order to meet compensation targets.
As a result of the Compensation Committee evaluating compensation based on the criteria described above, total target compensation for our NEOs may in certain circumstances be above or below the median reference point provided in the market data for our Compensation Peer Group.
For further discussion of the Compensation Committee’s engagement of Pay Governance, see “Corporate Governance and Related Matters — Information Regarding Meetings and Committees of the Board of Directors — Compensation Committee” above.
Elements of Compensation
In line with our compensation philosophy, the Compensation Committee has designed our compensation program to align executive compensation with stockholder value creation by tying compensation to the achievement of measurable long-term performance goals and incentivizing executives’ multi-year retention. The Compensation Committee determined the appropriate mix and level of short- and long-term incentive compensation using the methodology described above in “2025 Compensation Decisions.”
Base Salary. Base salary is a component of fixed compensation that is reviewed annually and adjusted if and when appropriate. Our NEOs’ base salaries are assessed by the Compensation Committee generally before or during the early part of the fiscal year for which the base salary will be effective. The Compensation Committee is responsible for setting the base salary of the CEO, and the Compensation Committee has sole discretion regarding approval or adjustment of any recommendation provided by the CEO with respect to any salary increase given to the other NEOs. In assessing our CEO’s base salary for 2025, as described in “Compensation Decisions” above, the Compensation Committee considered a blend of objective and subjective factors. The objective factors considered by the Compensation Committee included Company performance and the competitiveness of the CEO’s salary relative to a competitive range of base salaries, as established using market data from our Compensation Peer Group. The subjective factors considered by the Compensation Committee included: the CEO’s experience; her contributions to Chart’s financial performance; and, her leadership, effort, and responsibilities in determining and executing Chart’s short- and long-term strategic goals, including aggressive deleveraging and cash generation activities, along with taking into account the increased size and complexity of the organization. Base salary decisions with respect to our other NEOs were approved by the Compensation Committee upon recommendation of the CEO. In making her recommendations to the Compensation Committee, the CEO, Ms. Evanko, considered a similar mix of objective and subjective factors, including: Company financial performance; the competitiveness of each executive’s compensation relative to a competitive range of base salaries, as established using the market data from our Compensation Peer Group; and each executive’s individual experience, responsibilities, and contributions.
Our NEOs’ 2024 and 2025 base salaries are listed below. Base salaries were adjusted from $1,100,000 to $1,155,000 for Ms. Evanko, $475,000 to $550,000 for Mr. Brinkman, $540,000 to $570,000 for Mr. Hotchkiss, $515,000 to $570,000 for Mr. Vinci and $450,000 to $525,000 for Mr. Belling, to maintain alignment with the Company’s compensation philosophy and the competitiveness of the Company’s compensation program.

2025 Named Executive Officers
Executive Officer	Position	2025 Annualized Salary ($)	2024 Annualized Salary ($)
Jillian C. Evanko	CEO and President	1,155,000	1,100,000
Joseph R. Brinkman	Vice President and Chief Financial Officer	550,000	475,000
Herbert G. Hotchkiss	Vice President, General Counsel and Secretary	570,000	540,000
Gerald F. Vinci	Vice President, CHRO	570,000	515,000
Joseph A. Belling	Chief Technology Officer	525,000	450,000
With respect to 2026 salary levels, the Compensation Committee increased the base salaries of Mr. Brinkman from $550,000 to $566,500, Mr. Hotchkiss from $570,000 to $593,000, Mr. Vinci from $570,000 to $593,000 and Mr. Belling from $525,000 to $545,000, based on market data and input from its compensation consultant for the respective NEO positions.
Based on market data from our Compensation Peer Group, the Compensation Committee also considered a range of base salaries competitive with median for each NEO. NEO base salaries may vary above or below median based on the subjective, executive-specific factors the Compensation Committee took into consideration when determining to make adjustments to base salary.
Short-Term Annual Cash Incentive Award. Short-term annual incentive awards are earned and payable pursuant to the Chart Industries, Inc. Cash Incentive Plan (the “Cash Incentive Plan”). Consistent with our performance-based compensation philosophy, short-term incentive compensation is a key component of the NEOs’ total compensation package. Depending on the extent to which we achieve our annual financial and strategic performance goals, the NEOs’ annual cash incentive awards can represent a significant portion of each executives’ total compensation.
2025 STI Program. With regard to our short-term annual cash incentive program for 2025 NEO compensation (“2025 STI Program”), consistent with the Compensation Committee’s process in previous years, at the beginning of 2025, the Compensation Committee set each executive’s target incentive bonus opportunity, expressed as a percentage of base salary (the “Base Target”).
In determining actual payouts to NEO’s for 2025, as in prior years, the Compensation Committee determined 2025 consolidated performance under the bonus program (the “Bonus Program”) and then applied financial and strategic operating performance metrics consistent with performance metrics established under the Cash Incentive Plan applicable to other Plan participants.
For the 2025 STI Program, the Compensation Committee used a debt paydown metric, which equaled 35% of STI weight. The Compensation Committee again used an EBITDA metric in 2025 which represented 45% of STI weight. The Compensation Committee believes that the EBITDA metric enhances alignment with how the Company and its stockholders evaluate the Company’s operating achievements. Finally, the use of Strategic and Operating Excellence Goals (“SOEG”) metrics (which represented 20% of STI weight) are intended to motivate individuals to drive annual results that align with the Company’s strategic operational goals (including ESG-related goals, as discussed elsewhere herein, which represent 25% of the SOEG metrics), and allow the Compensation Committee to reward employees for qualitative and quantitative factors that contributed to the achievement of our strategic business goals.

The 2025 STI Program continued prior years’ practice of threshold performance level payouts under the financial performance metrics at 25%, with payouts at maximum performance levels at 180%. The financial performance metrics have performance levels at threshold, target and maximum. No STI award is paid if the threshold financial performance metric is not achieved. The 2025 STI Program’s financial metrics and SOEG performance metrics, the weight of each metric, and the threshold, target and maximum performance levels are listed in the table below:

Financial Performance Metrics	Threshold (25%)	Target (100%)	Maximum (180%)
EBITDA, as adjusted (weight 45%)	$1,000.0 million	$1,175.0 million	$1,225.0 million
Debt Paydown (weight 35%)	$475.0 million	$550.0 million	$600.0 million
Strategic Performance Metric	Threshold (0%)	Target (100%)	Maximum
SOEG (weight 20%)	Did not meet expectations	Met or exceeded expectations	N/A
Financial Performance Metrics. The Compensation Committee set rigorous financial performance levels for the Company in 2025, with threshold performance targets set at a midpoint of what the Company considered acceptable performance when the targets were set.
Strategic and Operational Performance Metrics. Performance under the SOEG metric is related to each employee’s scope of responsibility and the Company’s strategic business objectives related to that scope. Our SOEG metrics are largely derived from the Company’s annual strategic plan and are based on the short-term performance goals that our Board and management believe drive long-term stockholder value; for example, delivering on the financial plan, implementation of a robust talent development and succession planning process, improvement of operational efficiencies, achieving synergies and efficiencies associated with recently consummated acquisitions, pragmatic risk management, and continued development of a diversified product portfolio. The Compensation Committee established our CEO’s SOEG metric, and the CEO recommended, and the Compensation Committee approved, the SOEG metrics for each of the other NEOs. SOEG metrics are intended to be challenging based on the Company’s anticipated growth opportunities and our strategic and operational goals for the coming year. SOEG metrics may be both qualitative and quantitative, and may vary for each NEO, depending on his or her role and responsibilities.
Consistent with the Company’s emphasis on global responsibility and ESG initiatives, in 2025, ESG-related goals represented 25% of the SOEG metric for each NEO.
2025 STI Program Results. In determining annual incentive awards for 2025, the Compensation Committee determined the extent of our performance under the Bonus Program EBITDA and debt paydown performance metrics and whether and to what extent each of the financial and SOEG performance metrics were satisfied for 2025.
The Compensation Committee considered our actual performance against the financial performance targets set by the Compensation Committee and the Board for 2025, noted in the table above. The Compensation Committee adjusted actual results to exclude unusual items in accordance with the terms of the Cash Incentive Plan, which allows for adjustments for the following events that may occur during the performance period, including: (i) asset gains or losses; (ii) litigation, claims, judgments or settlements; (iii) expenses for reorganization and restructuring programs; and (iv) any extraordinary, unusual, non-recurring or non-cash items. The adjusted results for our 2025 financial performance metrics were as follows:

Financial Performance Metrics	Actual Result	% of Target Achieved
EBITDA, as adjusted (weight 45%)	$1,014.3 million	10.8%
Debt Paydown (weight 35%)	$413.0 million	0.0%

With respect to 2025 performance, the Company achieved threshold but less than target performance for EBITDA (representing 10.8% of the STI payout) but did not achieve the threshold level for debt paydown (and thus no payout for this metric). When determining the amount payable to non-director NEOs for achievement of SOEG goals, the Compensation Committee considers each NEO’s individual performance relative to his or her personal SOEG metric, and the recommendation of the CEO with regard to performance of other NEOs. The CEO’s SOEG performance is determined by the Compensation Committee and the independent members of the Board based on their assessment of the CEO’s performance relative to the CEO’s SOEG goal. Each of the NEOs achieved 50% of their SOEG goals (representing 10.0% of the STI payout). Thus, the total STI payout for all of the NEOs other than Ms. Evanko was 20.8% of target. Ms. Evanko received an incentive payout of $686,070 (an STI payout amount determined pursuant to the terms of her Senior Advisor Agreement) in January 2026 with her final employee paycheck. The following table summarizes the total STI payout opportunities available to each continuing NEO upon satisfaction of threshold, target, and maximum performance levels, as well as the actual STI payments each NEO received for fiscal 2025.

	Annual Incentive Threshold (1)		Annual Incentive Target		Annual Incentive Maximum		Actual 2025 Annual Incentive Payout
	% of Base Salary	Amount ($)	% of Base Salary	Amount ($)	% of Base Salary	Amount ($)	% of Base Salary	Amount ($)
Jillian C. Evanko	54%	$623,700	135.0%	$1,559,250	243.0%	$2,806,650	59.0%	$686,070
Joseph R. Brinkman	28%	$154,000	70.0%	$385,000	126.0%	$693,000	15.0%	$80,080
Herbert G. Hotchkiss	28%	$159,600	70.0%	$399,000	126.0%	$718,200	15.0%	$82,992
Gerald F. Vinci	28%	$159,600	70.0%	$399,000	126.0%	$718,200	15.0%	$82,992
Joseph A. Belling	28%	$147,000	70.0%	$367,500	126.0%	$661,500	15.0%	$76,440
(1)    No payout is made for performance below threshold performance levels. Awards are interpolated on a straight-line basis for performance levels between threshold and target and between target and maximum performance levels. Awards assume each NEO’s achievement of SOEG goals.
Annual incentive targets as a percentage of base salary for Messrs. Brinkman, Hotchkiss, Vinci and Belling remain unchanged for 2026 (70% for each).
Long-Term Equity Incentive Compensation. The third component of Chart’s executive compensation program is long-term equity incentive (LTI) awards. Equity-based compensation is an important component of our overall compensation strategy. The Compensation Committee uses LTI compensation to attract and retain talent, and to align the interests of our executives with the interests of our stockholders. LTI awards are designed to motivate NEOs to assist the Company both in achieving a high level of long-term performance and in creating stockholder value, while also discouraging the undertaking of undue short-term risks.
The Compensation Committee monitors and evaluates the performance of LTI awards against the Compensation Committee’s overall compensation philosophy, and to determine whether LTI awards are effectively serving Chart’s long-term compensation goals and aligning NEO compensation with stockholder interests.
In 2025, our NEOs received LTI awards comprised of a mix of stock options, RSUs and PSUs. Consistent with its goal of providing competitive market-based compensation, the Company’s target total compensation mix approximates median in the overall blend of LTI and short-term cash compensation. The Compensation Committee made awards with target LTI compensation levels approximating percentages of each continuing NEO’s base salary as follows:

	Base Salary($)(1)	As a % of Base Salary(2)	Target LTI Value($)
Jillian C. Evanko	$1,155,000	538%	$6,213,900
Joseph R. Brinkman	$550,000	150%	$825,000
Herbert G. Hotchkiss	$570,000	200%	$1,140,000
Gerald F. Vinci	$570,000	175%	$997,500
Joseph A. Belling	$525,000	100%	$525,000
(1)    Annualized Base Salary is calculated based on the base salary for the executive as of the end of the 2025 fiscal year. For the actual base salary earned by the executive for 2025, please see the “2025 Summary Compensation Table.”
(2)    LTI targets as a percentage of base salary for Messrs. Brinkman, Hotchkiss, Vinci and Belling remain unchanged for 2026 (150%, 200%, 175% and 100%, respectively).

Consistent with the process described in “Compensation Decisions” above, the Compensation Committee considered a mix of objective and subjective performance factors to determine the overall mix and target value of 2025 LTI compensation for our NEOs. The Compensation Committee considered input from Pay Governance, prevailing valuation methodologies, the expected value of the respective awards at varying grant levels, the competitiveness of each executive’s long-term compensation package at varying grant levels relative to market data from our Compensation Peer Group, the impact of changes in the stock price, stockholder value, and individuals’ responsibilities, skills, pay history, experience and contributions to the Company.
The target long-term incentive mix for NEOs in 2025 remained 30% options, 30% RSUs and 40% PSUs. For fiscal 2026, the continuing NEOs will receive RSUs but no options or PSUs. Ms. Evanko will not receive any LTI compensation for fiscal 2026.
The following paragraphs further describe the LTI compensation awarded to our executive officers in 2025 under the 2024 Omnibus Equity Plan.
Stock Options. Stock option awards are made annually at the discretion of the Compensation Committee. Our options generally vest ratably over a four-year period and expire ten years from the grant date, unless in either case the Compensation Committee determines otherwise. Continued service of the executive is required during the vesting period, except in the case of death, disability or retirement.
In our 2025 fiscal year, on January 2, 2025, we awarded the following number of non-qualified stock options to our NEOs at an exercise price of $189.88 per share: (i) Ms. Evanko, 15,970, (ii) Mr. Brinkman, 2,120, (iii) Mr. Hotchkiss, 2,930, (iv) Mr. Vinci, 2,560 and (v) Mr. Belling, 1,350.
For a description of grant date fair values related to stock options granted to our NEOs in 2025, and related valuation assumptions, see note 3 to the 2025 Summary Compensation Table. The exercise price of each award is the closing share price of our Common Stock on the date the options were granted.
Performance Share Units. PSU awards are granted at the discretion of the Compensation Committee and vest based on the attainment of objective, predefined financial performance goals over a three-year performance period. For each performance period the Compensation Committee establishes threshold, target, and maximum performance levels, together with corresponding payout amounts. Awards at the end of the three-year performance period are interpolated on a straight-line basis for performance levels between threshold and target and between target and maximum performance levels. Each earned performance unit represents the right to receive one share of our Common Stock.
For the 2025 fiscal year, on January 2, 2025, we granted the following number of performance units to our NEOs (reflecting performance at 100% target): (i) Ms. Evanko, 12,940, (ii) Mr. Brinkman, 1,710, (iii) Mr. Hotchkiss, 2,370, (iv) Mr. Vinci, 2,070 and (v) Mr. Belling, 1,090.
PSU awards are an important component of our long-term equity incentive awards because their value is not based on stock price alone. The 2025 PSU awards vest based on the achievement of ROIC and operating income targets (each weighted at 50%) over the three-year performance period. The Compensation Committee believes ROIC is an effective incentive to promote stockholder value creation while providing meaningful incentives to our executives for achievement of good financial performance.
The PSUs granted in 2025 may be earned in a range between 50%, 100% and 240% of the number of target performance units granted to each NEO, based on whether our performance meets the minimum performance threshold, meets the 100% target, or meets or exceeds the maximum target level for the performance period, respectively. The threshold, target and maximum ROIC performance metrics for the 2025 performance period were 10.6%, 12.6%, and 14.6%, respectively, with upward adjustments by formula to increase the target performance metrics to reflect revenue from large LNG projects. Operating income is calculated based on the sum of the last twelve months of total sales less cost of sales and operating expenses (and excluding certain nonrecurring items). As with ROIC metrics, upward adjustments to the target will be made for large LNG projects. The performance targets with respect to the operating income measure were set at levels that were believed to represent, when they were set, significant performance that would involve some difficulty at the threshold level, substantially increased difficulty at the target level and significant difficulty at the maximum level.

In 2025, PSU awards also contained a Total Shareholder Return (TSR) modifier, which may adjust the potential payout by ±20%, depending upon the Company’s TSR relative to the TSR peer group, as summarized below. However, no upward adjustment to the potential payout may be made unless the Company’s TSR over the performance period is greater than zero.

Comparative TSR Achieved	TSR Modifier
≤ 25th percentile	0.8x
50th percentile	1.0x
≥ 75th percentile and Company TSR >0%	1.2x
For a description of the grant date fair values related to performance units granted to our executive officers in 2025, as well as related valuation assumptions, see the 2025 Summary Compensation Table and note 2 to that table.
Restricted Share Units. Each RSU represents the right to receive one share of our Common Stock. RSU awards generally vest ratably, based on the continued service of the executive, over a period of three years, beginning on the first anniversary of the grant date. RSUs were granted in 2025 to provide a meaningful retention feature in our long-term incentive program.
For the 2025 fiscal year, on January 2, 2025, the Compensation Committee approved grants of the following number of RSUs to our NEOs: (i) Ms. Evanko, 9,700 three-year RSUs, (ii) Mr. Brinkman, 1,280 three-year RSUs, (iii) Mr. Hotchkiss, 1,780 three-year RSUs, (iv) Mr. Vinci, 1,550 three-year RSUs and (v) Mr. Belling, 820 three-year RSUs.
Deferred Compensation. The Company maintains the Chart Industries, Inc. Voluntary Deferred Income Plan (the “Deferred Income Plan”), which is intended to make our retirement plan benefits competitive relative to peers. The Deferred Income Plan provides benefits to certain of our management and highly compensated employees, including our NEOs, not otherwise available under our tax-qualified 401(k) Investment and Savings Plan (the “Savings Plan”) due to statutory limitations. Pursuant to the Deferred Income Plan, participants may defer up to 100% of base salary and annual bonus, and all participant deferrals are fully vested automatically. In addition, we make profit-sharing contributions and provide matching on the amounts deferred. Profit-sharing contributions and matching amounts made prior to January 1, 2020 are vested fully after five years of service by the participant. On and after January 1, 2020, such amounts shall vest in accordance with the Savings Plan vesting schedule for profit-sharing contributions and matching contributions.
In 2025, the Deferred Income Plan resulted in the following Company matching and profit sharing contributions for certain of our NEOs: (i) Ms. Evanko, $46,183, (ii) Mr. Brinkman, $20,341, (iii) Mr. Hotchkiss, $19,919, (iv) Mr. Vinci, $19,416 and (v) $16,647. Based on elections made by our executive officers for 2026, we expect that the Deferred Income Plan will result in the following Company matching and profit sharing contributions for our continuing executive officers for 2026: (i) Mr. Brinkman, $7,600, (ii) Mr. Hotchkiss, $8,400, (iii) Mr. Vinci, $8,400 and (iv) Mr. Belling, $6,600. The amounts that we contribute to the Deferred Income Plan on behalf of the executive officers are equal to the amounts that would have been contributed to the executive officers’ accounts under the Savings Plan, based on their elections under the Savings Plan, but for certain regulations under the Internal Revenue Code that limit the amount that may be contributed to a tax-qualified plan in any one year. To the extent their contribution elections change under the Savings Plan or other circumstances change, the 2026 amounts may vary from the amounts presented above.
Other Benefits and Perquisites. Executive officers are eligible to participate in all of our employee benefit plans, including our Savings Plan, and group health, life and disability insurance plans, on the same basis as those benefits are generally made available to all other employees of the Company. The sole perquisite we provide participating executive officers is an automobile allowance.

Other Compensation Policies
Stock Ownership Guidelines. We maintain stock ownership guidelines for our senior executives as part of our executive compensation program. Ownership guidelines for our NEOs are intended to be administered and reviewed periodically by the Compensation Committee. The stock ownership level of our Common Stock for our CEO is a multiple of six times base salary. The ownership guideline for our other executive officers is two times current base salary, and for our directors the multiple is five times their annual cash retainer. The stock ownership guideline for our directors was increased from four times their annual cash retainer to five times their annual cash retainer effective January 1, 2024. Executives who do not meet the guidelines are expected to satisfy them within five years, and directors are expected to meet the guidelines within four years of becoming a member of the Board. As of January 30, 2026, each NEO and all of our directors meet or are on track to meet the ownership guidelines within the grace period provided by the guidelines.
Clawback Policies. Effective January 1, 2015, the Compensation Committee adopted a Policy on Recoupment of Incentive Compensation, or a “clawback policy.” In general, the policy requires our NEOs and certain other executives to return annual or long-term incentive awards, the performance or amount of which is tied to a financial performance measurement, if our financial results are subsequently restated. The policy requires the return of these awards or shares that exceed the amount that would have been received if the financial results had been properly reported. In addition, effective November 29, 2023, the Compensation Committee adopted the NYSE Clawback Policy that provides for the recovery of certain incentive-based compensation in the event of an Accounting Restatement (as defined in the NYSE Clawback Policy) in accordance with new NYSE listing standards.
Insider Trading Policy — Certain Transactions in Company Stock — Hedging and Pledging Activities. The Company’s Insider Trading Policy governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.
Our Insider Trading Policy prohibits our directors, officers and employees from engaging in various hedging activities, including any transaction involving a put, call or other option (other than an option granted by us) on our securities. Directors, officers, and employees are specifically prohibited from selling our securities that he or she does not own (i.e., he or she may not “sell short”). Furthermore, our Insider Trading Policy expressly prohibits our directors, officers and employees who are subject to trading windows under our Insider Trading Policy from holding Company securities in margin accounts or otherwise pledging our securities as collateral for loans.
Tax Considerations. While the annual cash bonus opportunity as well as the award of stock options and performance units have historically been designed to satisfy the requirements for deductible compensation, the Compensation Committee also believes that the tax deduction is only one of several relevant considerations in setting compensation. Accordingly, the Compensation Committee is permitted to and will continue to exercise discretion in those instances where achieving the desired flexibility in the design and delivery of compensation will result in compensation that in certain cases is not deductible for federal income tax purposes. As part of the Tax Cuts and Jobs Act (the “Tax Reform Act”), the ability to rely on the performance-based compensation exception under Section 162(m) was eliminated. In addition, the limitation on deductibility generally was expanded to include all NEOs by the Tax Reform Act, and the American Rescue Plan Act of 2021 expands this limitation on deductibility to cover the next five highest compensated employees other than NEOs. As a result, and subject to certain grandfathered provisions, we cannot deduct any compensation paid to our NEOs in excess of $1 million. The Compensation Committee made certain revisions to its procedures in response to the elimination of Section 162(m) and continues to assess the impact of the amendments to Section 162(m) to determine what adjustments to our executive compensation practices, if any, it considers appropriate.
Severance and Change in Control Payments. The Compensation Committee believes employment agreements assist us in attracting and retaining executive talent and that change in control provisions are appropriate to help ensure continuity of management during a potential change in control. In 2025, the Company was party to employment agreements containing severance and change in control provisions with each of the NEOs. More information about these agreements is provided in the sections “Employment Agreements” and “Other Potential Post-Employment Payments.”

2025 SUMMARY COMPENSATION TABLE
The following table and related notes and discussion are presented in accordance with SEC rules and summarize the compensation earned by each named executive officer for fiscal years 2025, 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Jillian C. Evanko (Former President and Chief Executive Officer)	2025	$1,155,000	$—	$4,298,883	$1,583,873	$686,070	$72,183	$7,796,009
	2024	1,100,000	—	4,378,424	1,573,870	565,785	69,800	7,687,879
	2023	1,000,000	—	2,634,196	992,696	732,000	65,200	5,424,092
Joseph R. Brinkman (Vice President and Chief Financial Officer)	2025	$550,000	$—	$567,741	$210,257	$80,080	$34,341	$1,442,419
	2024	475,000	—	675,998	189,307	126,683	28,682	1,495,670
	2023	389,006	—	227,562	85,725	170,800	18,974	892,067
Herbert G. Hotchkiss (Vice President, General Counsel and Secretary)	2025	$570,000	$750,000	$788,002	$290,592	$82,992	$43,519	$2,525,105
	2024	540,000	—	947,791	287,414	144,018	39,705	1,958,928
	2023	444,769	—	263,189	98,870	194,285	32,848	1,033,961
Gerald F. Vinci (Vice President, Chief Human Resources Officer)	2025	$570,000	$750,000	$687,366	$253,896	$82,992	$42,329	$2,386,583
	2024	515,000	—	816,627	239,742	137,351	35,983	1,744,703
	2023	444,794	—	263,189	98,870	194,285	29,873	1,031,011
Joseph A. Belling (Chief Technology Officer)	2025	$525,000	$—	$362,671	$133,890	$76,440	$39,826	$1,137,827
	2024	450,000	—	531,311	119,526	120,015	22,974	1,243,826
	2023	412,222	—	219,517	82,868	192,150	30,634	937,338
(1)    Each of Mr. Hotchkiss and Mr. Vinci were awarded one-time retention bonuses of $750,000 prior to December 31, 2025, subject to repayment (on a net after-tax basis) in the event that the applicable executive officer resigns without “Good Reason” or the Company terminates his employment for “Cause” (as such terms are defined in each executive officer’s Employment Agreement, as defined elsewhere herein) prior to the earlier of (x) the nine (9)-month anniversary of the closing of the Merger and (y) in the event the Merger is not consummated, the date on which the Merger Agreement is terminated. No other named executive officers received any amounts reportable in this column for 2025, 2024 or 2023.
(2)    “Stock Awards” consists of PSU awards and RSU awards. Each 2025 award was granted under our 2024 Omnibus Equity Plan, and each 2024 and 2023 award was granted under our 2017 Omnibus Equity Plan, in each case pursuant to PSU and RSU agreements, each of which is subject to pre-determined performance requirements, transfer restrictions, and other restrictions, as specified in each such agreement. Each performance unit represents the right to receive one share and awards may be earned in the range of 50% to 240% of the award amount. The PSU awards vest based on a measure of return on investment and a combination of return on investment and operating income metrics. The 2023 awards are measured over a performance period ending December 31, 2025, the 2024 awards are measured over a performance period ending December 31, 2026, and the 2025 are measured over a performance period ending December 31, 2027. The RSU awards, which were granted to NEOs in 2023, 2024, and 2025, vest ratably over either three- or five-year periods from the date of grant, as more fully described herein.

The dollar values shown in the Stock Awards column above represent the aggregate grant date fair value of PSU awards and RSU awards, in each case as calculated in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718, “Compensation — Stock Compensation.” For the PSU awards, grant date fair value was calculated using the closing stock price on the date of grant ($114.93 on January 3, 2023, $135.22 on January 2, 2024 and $189.88 on January 2, 2025). Grant date fair value for the RSU awards was calculated using the closing stock price on the date of grant ($114.93 on January 3, 2023, $135.22 on January 2, 2024 and $189.88 on January 2, 2025). The grant date fair value of the PSU awards reflects the relative TSR provisions of such awards and assumes that target performance is achieved and that vesting occurs at the 100% level. See the following tables for the award grant date fair value if maximum performance levels are achieved, with PSU awards vesting at the 240% level for awards granted in 2025, 2024 and 2023.

	Performance Units
	Grant Date	Number of Units	Grant Date Fair Value at Maximum Performance Levels (a)
Jillian C. Evanko	1/2/2025	12,940	$5,896,913
	1/2/2024	18,500	$6,003,768
	1/3/2023	13,100	$3,613,399
Joseph R. Brinkman	1/2/2025	1,710	$779,268
	1/2/2024	2,200	$720,452
	1/3/2023	1,130	$311,690
Herbert G. Hotchkiss	1/2/2025	2,370	$1,080,037
	1/2/2024	3,370	$1,093,659
	1/3/2023	1,310	$361,340
Gerald F. Vinci	1/2/2025	2,070	$943,324
	1/2/2024	2,820	$915,169
	1/3/2023	1,310	$361,340
Joseph A. Belling	1/2/2025	1,090	$496,726
	1/2/2024	1,400	$454,339
	1/3/2023	1,090	$300,657
(a)    The 2023 PSU awards granted on January 3, 2023 vested at 94.9%. PSU awards vest based on the achievement of certain performance-based metrics. The actual values of the award at any point in time until the expiration of the relevant performance period, as well as the ultimate value of the award, may be greater (subject to the maximum values presented in this footnote) or less than the values presented in the Summary Compensation Table and related footnotes, based on the terms of the awards and performance at that time.
(3)    2025 stock option awards were granted pursuant to our 2024 Omnibus Equity Plan and 2024 and 2023 stock option awards were granted pursuant to our 2017 Omnibus Equity Plan. Stock option awards become exercisable annually and ratably over four years after the date of grant. Each NEO employed by the Company on January 2, 2025, January 2, 2024 and January 3, 2023, respectively, received a stock option award on that date. The amounts reported in the Option Awards column represent the aggregate grant date fair value of stock options granted in the applicable fiscal year, as calculated in accordance with FASB ASC Topic 718, “Compensation — Stock Compensation.” The following assumptions were used in calculating the amounts listed:
•The fair value of the options granted on January 3, 2023 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.98 percent; dividend yields of 0.0 percent; volatility factor of the expected market price of our Common Stock of 54.66 percent; and a weighted average expected life of 4.70 years for the options.
•The fair value of the options granted on January 2, 2024 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.95 percent; dividend yields of 0.0 percent; volatility factor of expected market price of our Common Stock of 56.61 percent; and a weighted average expected life of 4.70 years for the options.
•The fair value of the options granted on January 2, 2025 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.37 percent;

dividend yields of 0.0 percent; volatility factor of expected market price of our Common Stock of 57.25 percent; and a weighted average expected life of 4.80 years for the options.
(4)    Reflects amounts of non-equity incentive compensation earned under the Cash Incentive Plan in 2023, 2024, and 2025. The Compensation Committee determined that (i) our financial and strategic performance in 2023 achieved a weighted level of 61.0% of our 2023 performance measures, (ii) our financial and strategic performance in 2024 achieved a weighted level of 38.1% of our 2024 performance measures and (iii) our financial and strategic performance in 2025 achieved a weighted level of 20.8% of our 2025 performance measures. In 2023, 2024, and 2025, 20% of each NEO’s STI award was based on achievement of a pre-determined, individual SOEG goal. STI compensation as a percentage of salary can vary for each NEO based on the level of achievement of his or her respective strategic and operational goal.
(5)    “All Other Compensation” includes, for each NEO, the aggregate incremental actual cost to the Company for the benefit listed. The following table outlines those perquisites, other personal benefits and all other compensation received by each NEO.

	Year	Perquisites ($)(a)	Company Contributions to Benefit Plans ($)(b)	Other ($)	Total ($)
Jillian C. Evanko	2025	$12,000	$60,183	$—	$72,183
	2024	12,000	57,800	—	69,800
	2023	12,000	53,200	—	65,200
Joseph R. Brinkman	2025	$—	$34,341	$—	$34,341
	2024	—	28,682	—	28,682
	2023	—	18,974	—	18,974
Herbert G. Hotchkiss	2025	$9,600	$33,919	$—	$43,519
	2024	9,600	30,105	—	39,705
	2023	9,600	23,248	—	32,848
Gerald F. Vinci	2025	$9,600	$32,729	$—	$42,329
	2024	9,600	26,383	—	35,983
	2023	9,600	20,273	—	29,873
Joseph A. Belling	2025	$9,750	$30,076	$—	$39,826
	2024	9,750	13,224	—	22,974
	2023	9,750	20,884	—	30,634
(a)    With the exception of Mr. Brinkman, each NEO received an automobile allowance, which is reflected in this column.
(b)    Includes 401(k) plan matching and other contributions made by the Company for each NEO. The Company’s contributions in 2025 under the Deferred Income Plan were $46,183, $20,341, $19,919, $19,416 and $16,647 for Ms. Evanko, Mr. Brinkman, Mr. Hotchkiss, Mr. Vinci and Mr. Belling, respectively. See the 2025 Nonqualified Deferred Compensation Table for more information about each NEO’s Deferred Income Plan contributions. The Company’s contributions in 2025 under the 401(k) plan were $14,000, $14,000, $14,000, $13,313 and $13,429 for Ms. Evanko, Mr. Brinkman, Mr. Hotchkiss, Mr. Vinci and Mr. Belling, respectively.

2025 GRANTS OF PLAN-BASED AWARDS TABLE
The following table and related discussion summarizes grants of equity and non-equity incentive compensation awards provided to our NEOs for our 2025 fiscal year, presented in accordance with SEC rules.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units(#)	All Other Option Awards: Number of Securities Underlying Options(#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(2)
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Jillian C. Evanko	1/2/2025	(3)				6,470	12,940	31,056				$2,457,047
	1/2/2025	(4)							9,700			1,841,836
	1/2/2025	(5)								15,970	$189.88	1,583,873
			$—	$1,559,250	$2,806,650
Joseph R. Brinkman	1/2/2025	(3)				855	1,710	4,104				$324,695
	1/2/2025	(4)							1,280			243,046
	1/2/2025	(5)								2,120	$189.88	210,257
			$—	$385,000	$693,000
Herbert G. Hotchkiss	1/2/2025	(3)				1,815	2,370	5,688				$450,016
	1/2/2025	(4)							1,780			337,986
	1/2/2025	(5)								2,930	$189.88	290,592
			$—	$399,000	$718,200
Gerald F. Vinci	1/2/2025	(3)				1,035	2,070	4,968				$393,052
	1/2/2025	(4)							1,550			294,314
	1/2/2025	(5)								2,560	$189.88	253,896
			$—	$399,000	$718,200
Joseph A. Belling	1/2/2025	(3)				545	1,090	2,616				$206,969
	1/2/2025	(4)							820			155,702
	1/2/2025	(5)								1,350	$189.88	133,890
			$—	$367,500	$661,500
(1)    These columns show the potential payouts for each NEO based on performance goals set in the first quarter of 2025 under the Cash Incentive Plan for fiscal year 2025. Detail regarding the actual award payouts for 2025 under the Cash Incentive Plan is reported in the 2025 Summary Compensation Table and is included in the Compensation Discussion and Analysis above.
(2)    The values included in this column represent the grant date fair value of stock and option awards computed in accordance with FASB ASC Topic 718, “Compensation — Stock Compensation.”
(3)    PSU awards granted pursuant to the 2024 Omnibus Equity Plan. Detail regarding the PSU awards is reported in the 2025 Summary Compensation Table and is included in the Compensation Discussion and Analysis.
(4)    RSU awards granted pursuant to the 2024 Omnibus Equity Plan. Detail regarding the RSU awards is reported in the 2025 Summary Compensation Table and is included in the Compensation Discussion and Analysis.
(5)    Nonqualified stock options granted pursuant to the 2024 Omnibus Equity Plan. These options vest with respect to one-fourth the total number of common shares underlying the stock options on each of the first four anniversaries of the grant date.
Employment Agreements
The Company is party to employment agreements with each of Mr. Hotchkiss, Mr. Vinci, Mr. Brinkman and Mr. Belling, and was party to an employment agreement with Ms. Evanko until January 6, 2026 (collectively, the “Employment Agreements”). On November 16, 2025, the Company entered into a Senior Advisor Agreement with Ms. Evanko, the terms of which are more fully described in the Company’s Current Report on Form 8-K, dated as of November 17, 2025 (the “November 17, 2025 Form 8-K”), and are incorporated herein by reference. The November 17, 2025 Form 8-K also describes amendments to the Employment Agreements for each of Mr. Hotchkiss, Mr. Vinci and Mr. Brinkman and the terms of a new Employment Agreement with Mr. Belling (the “Belling Employment Agreement”), which descriptions are also incorporated herein by reference.
Term. The Employment Agreements provide for an initial two-year term of employment, which automatically renews for additional one-year periods. In the event of a change in control, the Employment Agreements provide for an automatic three-year extension of the employment term.
Base Salary and Benefits. During the employment term, each executive officer is entitled to receive at least the base salary as provided in the Employment Agreements, together with the right to participate in the Company’s employee benefit plans, including health, life, and disability insurance, retirement, deferred compensation and fringe benefits, as well as any incentive and equity compensation plans, in effect from time to time, on the same basis as such plans are made available to the Company’s other senior executives. The Employment Agreements provided the following monthly automobile allowances in 2025 for Ms. Evanko, Mr. Hotchkiss and Mr. Vinci: (i) Ms. Evanko, $1,000; (ii) Mr. Hotchkiss, $800 and (iii) Mr. Vinci, $800. Separately, Mr. Belling has a monthly automobile allowance of $813. Mr. Brinkman does not have an automobile allowance.
Annual Incentive Compensation. The Employment Agreements provide for an annual bonus (an “Annual Bonus”) of a target amount designated for each executive, which target amount is based upon a percentage of such executive’s annual base salary. The Employment Agreements do not guarantee executives’ receipt of Annual Bonuses. The Annual Bonus is earned based on the relative achievement of performance targets established by the Board, or a duly authorized committee thereof, no later than 90 days after the beginning of each fiscal year during the employment period. Annual Bonuses, if any, are payable within two and one-half months after the end of the applicable fiscal year. Ms. Evanko’s Senior Advisor Agreement provided that she receive payment in an amount equal to a reasonable estimate of her 2025 Annual Bonus in January 2026 with her final employee paycheck. Annual Bonuses are subject to the terms of the Company’s Cash Incentive Plan, as may be amended from time to time. The 2025 Base Targets for the NEOs are set forth elsewhere in this Compensation Discussion and Analysis.
Annual Bonuses may be payable to our executive officers following a Change in Control to the extent the Compensation Committee determines the performance criteria have been met. For more information about the Annual Bonus in the event of a Change in Control, see “Other Potential Post-Employment Payments — Payments made upon Termination in Connection with Change in Control.”
Severance and Change in Control Provisions. The Employment Agreements include provisions regarding the payments and benefits to which each such executive would be entitled following an event of change in control. The benefits conferred in the Employment Agreements are effective for termination of employment (including constructive termination) outside of the change in control context, and in the event of both a change in control and termination of employment (including a constructive termination) within two years following the change of control. Our severance provisions do not include excise tax gross-up provisions.
Ms. Evanko’s Employment Agreement provided higher multiples of compensation upon separation following a change in control (three times base salary and target Annual Bonus for the CEO versus two times in non-change of control situations). Severance multiples for Mr. Hotchkiss, Mr. Vinci and Mr. Brinkman under their Employment Agreements are two times base salary and target Annual Bonus. The severance multiple for Mr. Belling under the Belling Employment Agreement is 150% of base salary and target Annual Bonus. The Compensation Committee believes maintenance of change in control provisions helps ensure continuity of management during a potential change in control.
Payments in the change in control context are only triggered if both a change in control occurs and the executive officer is terminated, effectively terminated, or if actions are taken that materially and adversely affect the executive officer’s position or compensation (not including compensation reductions that affect substantially all of the Company senior executives). This is referred to as a “double trigger” change in control provision. For more information about the amounts payable upon a change in control and the other severance benefits to which our executive officers are entitled, see “Other Potential Post-Employment Payments.”
Under the Employment Agreements, a “Change in Control” occurs if there is:
•a change in ownership of the Company by which any person, or more than one person acting as a group, acquires ownership of stock of the Company (or such an affiliate) constituting more than 50% of the total fair market value or total voting power of the Company’s outstanding Common Stock;
•a change in effective control of the Company by which: (i) any one person, or more than one person acting as a group, acquires or has acquired during the most recent 12-month period ownership of stock of the Company possessing 30% or more total voting power of the Company’s outstanding Common Stock; or (ii) a majority of the Board is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of the Board before the appointment or election; or
•a change in the ownership of a substantial portion of the assets of the Company by which any one person, or more than one person acting as a group, acquires assets from the Company that have a gross fair market value equal to or more than 40% of the total gross fair market value of all of the assets of the Company prior to such acquisition.
Restrictive Covenants that Apply During and After Termination of Employment. Under their Employment Agreements, the NEOs are required to comply with certain restrictive covenants during his or her employment term and following the date of termination. In addition, the executive may not disclose any confidential information about the Company during or at any time following the employment period.
Equity and Incentive Compensation Plan Information
Chart Industries, Inc. Cash Incentive Plan. Cash bonuses payable to our NEOs for awards earned in 2020 and after are payable pursuant to performance measures set under the Chart Industries, Inc. Cash Incentive Plan, which was adopted by the Board of Directors in March 2019. This plan replaced the previous Cash Incentive Plan approved by our stockholders on May 22, 2014. In determining actual payouts to NEOs for 2025, the Compensation Committee applied financial (EBITDA and debt paydown) and strategic operating performance metrics consistent with performance metrics. These measures are intended to align NEO STI opportunities to measures believed to be meaningful indications of our performance for our stockholders. Under these targets, NEOs are eligible to earn a cash incentive bonus for the fiscal year if performance exceeds threshold amounts in an amount up to a pre-determined percentage, ranging from 25% of target at threshold performance levels to 180% of target at maximum performance levels. Actual performance below the minimum performance threshold for a performance objective would result in no payment based on that objective.
Under the Cash Incentive Plan a performance period may be a fiscal year or a multi-year cycle, as determined by the Compensation Committee. Performance objectives may be based on one or more of certain performance measures which may relate to us, one or more of our subsidiaries, our business divisions or units, or any combination of the foregoing, and the objectives may be applied on an absolute basis, relative to one or more peer group companies or indices, or any combination thereof, in each case as the Compensation Committee determines. The Compensation Committee may appropriately adjust any performance evaluation under a performance objective or objectives to reflect or exclude certain unusual events that may occur during the performance period. If there is an Incentive Plan Change in Control (as defined below under “Payments made upon Termination in Connection with Change in Control — Treatment of Nonqualified Stock Options”), the Compensation Committee will determine promptly, in its discretion, whether and to what extent the performance criteria have been met or will be deemed to have been met for the year in which the Incentive Plan Change in Control occurs and for any completed performance period for which a determination under the plan has not been made. If the Compensation Committee determines the criteria have been met, participants will receive their bonuses as soon as practicable, but in no event more than 30 days after the determination.
The Compensation Committee has absolute discretion to reduce or eliminate the amount otherwise payable under the Cash Incentive Plan and to establish rules or procedures which limit the amount payable to a participant to an amount that is less than the amount otherwise approved as that participant’s incentive bonus, except that following an Incentive Plan Change in Control the Compensation Committee continues to have such right only in the event that a participant engages in misconduct or materially fails to fulfill his or her duties, in each case, as determined by the Compensation Committee.
Chart Industries, Inc. 2024 Omnibus Equity Plan, the Chart Industries, Inc. 2017 Omnibus Equity Plan and the Chart Industries, Inc. Amended and Restated 2009 Omnibus Equity Plan. The Chart Industries, Inc. 2024 Omnibus Equity Plan (the “2024 Omnibus Equity Plan”) was adopted by our Board and approved by stockholders on May 21, 2024 and serves as our source of ongoing equity compensation awards. The 2024 Omnibus Equity Plan replaced our 2017 Omnibus Equity Plan, which was adopted by our Board and approved by stockholders on May 25, 2017. The 2017 Omnibus Equity Plan had previously replaced our 2009 Omnibus Plan, which was initially adopted by our Board and approved by stockholders on May 19, 2009, and amended and restated effective May 24, 2012. The purpose of the 2024 Omnibus Equity Plan is to attract and retain skilled and qualified directors, officers and employees who are expected to contribute to our long-term success by providing long-term incentive compensation opportunities competitive with those made available by other companies, to motivate participants to achieve the long-term success and growth of the Company, to facilitate ownership of shares of the Company, and to align the interests of participants with those of our stockholders. The 2024 Omnibus Equity Plan provides for grants of (1) stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted share units, and (5) other stock-based grants, including shares of our Common Stock awarded to our non-employee directors, executive officers, other key employees and consultants.

The 2024 Omnibus Equity Plan is administered by our Board, which has delegated its duties and powers to the Compensation Committee. The Compensation Committee has the full power and authority to establish the terms and conditions of any award consistent with the provisions of the 2024 Omnibus Equity Plan, and to waive any such terms and conditions at any time. The Compensation Committee is authorized to interpret the 2024 Omnibus Equity Plan, to establish, amend and rescind any rules and regulations relating thereto and to make any other determinations that it deems necessary or desirable for its administration. The Compensation Committee is authorized to correct any defect or supply any omission or reconcile any inconsistency in the 2024 Omnibus Equity Plan in the manner and to the extent the committee deems necessary or desirable.
An option holder may exercise an option by written notice and payment of the exercise price (1) in cash, (2) to the extent permitted by the Compensation Committee, by the surrender of a number of shares of Common Stock already owned by the option holder for at least six months (or such other period as established from time to time by the Compensation Committee consistent with the applicable plan), (3) in a combination of cash and shares of Common Stock (as qualified by clause (2)), (4) through the delivery of irrevocable instructions to a broker to sell shares obtained upon the exercise of the option and deliver to us an amount equal to the exercise price for the shares of Common Stock being purchased or (5) through such cashless exercise procedures as the Compensation Committee may permit. Holders who are subject to the withholding of federal and state income tax as a result of vesting or grant of an award under our 2024 Omnibus Equity Plan may satisfy the income tax withholding obligation through the withholding of a portion of the shares of Common Stock to be received under such procedures as our Compensation Committee may approve.

2025 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE
The following table and related notes and discussion present information about equity awards held by our NEOs on December 31, 2025.

	Options Awards(1)						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable		Number of Securities Underlying Unexercised Options(#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)(22)
Jillian C. Evanko	12,320	(2)	—	(2)	$40.32	2/13/2027
	16,570	(3)	—	(3)	$48.39	1/2/2028
	6,980	(4)	—	(4)	$64.69	7/9/2028
	24,390	(5)	—	(5)	$65.95	1/2/2029
	32,260	(6)	—	(6)	$68.80	1/2/2030
	23,520	(7)	—	(7)	$118.71	1/4/2031
	9,795	(8)	3,265	(8)	$153.81	1/3/2032
	8,685	(9)	8,685	(9)	$114.93	1/3/2033
							3,274	(10)	675,197
							13,100	(11)	2,701,613
	5,695	(12)	17,085	(12)	$135.22	1/2/2034
							9,254	(13)	1,908,452
							18,500	(14)	3,815,255
	—	(15)	15,970	(15)	$189.88	1/2/2035
							9,700	(16)	2,000,431
							12,940	(17)	2,668,616
Joseph R. Brinkman	548	(3)	—	(3)	$48.39	1/2/2028
	815	(5)	—	(5)	$65.95	1/2/2029
	1,380	(6)	—	(6)	$68.80	1/2/2030
	630	(7)	—	(7)	$118.41	1/4/2031
	540	(8)	180	(8)	$153.81	1/3/2032
	750	(9)	750	(9)	$114.93	1/3/2033
							284	(10)	58,569
							1,130	(11)	233,040
	685	(12)	2,055	(12)	$135.22	1/2/2034
							1,114	(13)	229,740
							2,220	(14)	457,831
							633	(18)	130,544
	—	(15)	2,120	(15)	$189.88	1/2/2035
							1,280	(16)	263,974
							1,710	(17)	352,653
Herbert G. Hotchkiss	5,290	(19)	—		$87.29	3/5/2029
	4,150	(6)	—		$68.80	1/2/2030
	2,730	(7)	—		$118.41	1/4/2031
	930	(8)	310		$153.81	1/3/2032
	865	(9)	865		$114.93	1/3/2033

							327	(10)	67,437
							1,310	(11)	270,161
	1,040	(12)	3,120	(12)	$135.22	1/2/2034
							1,687	(13)	347,910
							3,370	(14)	694,995
							633	(18)	130,544
	—	(15)	2,930	(15)	$189.88	1/2/2035
							1,780	(16)	367,089
							2,370	(17)	488,765
Gerald F. Vinci	11,180	(20)	—	(20)	$36.93	1/3/2027
	7,130	(3)	—	(3)	$48.39	1/2/2028
	3,350	(5)	—	(5)	$65.95	1/2/2029
	4,150	(6)	—	(6)	$68.80	1/2/2030
	2,740	(7)	—	(7)	$118.41	1/4/2031
	930	(8)	310	(8)	$153.81	1/3/2032
	865	(9)	865	(9)	$114.93	1/3/2033
							327	(10)	67,437
							1,310	(11)	270,161
	867	(12)	2,603	(12)	$135.22	1/2/2034
							1,407	(13)	290,166
							2,820	(14)	581,569
							633	(18)	130,544
	—	(15)	2,560	(15)	$189.88	1/2/2035
							1,550	(16)	319,657
							2,070	(17)	426,896
Joseph A. Belling	1,290	(5)	—	(5)	$65.95	1/2/2029
	2,390	(6)	—	(6)	$68.80	1/2/2030
	1,630	(7)	—	(7)	$118.41	1/4/2031
	795	(8)	265	(8)	$153.81	1/3/2032
	725	(9)	725	(9)	$114.93	1/3/2033
							274	(10)	56,507
							1,090	(11)	224,791
	432	(12)	1,298	(12)	$135.22	1/2/2034
							701	(13)	144,567
							1,400	(14)	288,722
							213	(21)	43,927
							633	(18)	130,544
	—	(15)	1,350	(15)	$189.88	1/2/2035
							820	(16)	169,109
							1,090	(17)	224,791
(1)    The securities underlying options granted in 2023, 2024 and 2025 are also included in the aggregate grant date fair value in the “Option Awards” column of the 2025 Summary Compensation Table, where information for such fiscal years is presented for the NEO.
(2)    The securities underlying these options represent options granted on February 13, 2017 under the 2009 Omnibus Equity Plan and vested annually in equal installments over four years.

(3)    The securities underlying these options represent options granted on January 2, 2018 under the 2017 Omnibus Equity Plan and vested annually in equal installments over four years.
(4)    The securities underlying these options represent options granted on July 9, 2018 under the 2017 Omnibus Equity Plan and vested annually in equal installments over four years.
(5)    The securities underlying these options represent options granted on January 2, 2019 under the 2017 Omnibus Equity Plan and vested annually in equal installments over four years.
(6)    The securities underlying these options represent options granted on January 2, 2020 under the 2017 Omnibus Equity Plan and vested annually in equal installments over four years based on continued service.
(7)    The securities underlying these options represent options granted on January 4, 2021 under the 2017 Omnibus Equity Plan and vested annually in equal installments over four years based on continued service.
(8)    The securities underlying these options represent options granted on January 3, 2022 under the 2017 Omnibus Equity Plan and vest annually in equal installments over four years based on continued service.
(9)    The securities underlying these options represent options granted on January 3, 2023 under the 2017 Omnibus Equity Plan and vest annually in equal installments over four years based on continued service.
(10)    These RSUs were granted on January 3, 2023 pursuant to the 2017 Omnibus Equity Plan. Detail regarding the RSUs is reported in the 2025 Summary Compensation Table and the Compensation Discussion and Analysis.
(11)    These performance units were granted on January 3, 2023 pursuant to the 2017 Omnibus Equity Plan. The number and value of the PSU award granted on January 3, 2023 is shown in the table at target level. Detail regarding the PSU awards is reported in the 2025 Summary Compensation Table and the Compensation Discussion and Analysis.
(12)    The securities underlying these options represent options granted on January 2, 2024 under the 2017 Omnibus Equity Plan and vest annually in equal installments over four years based on continued service.
(13)    These RSUs were granted on January 2, 2024 pursuant to the 2017 Omnibus Equity Plan. Detail regarding the RSUs is reported in the 2025 Summary Compensation Table and the Compensation Discussion and Analysis.
(14)    These performance units were granted on January 2, 2024 pursuant to the 2017 Omnibus Equity Plan. The number and value of the PSU award granted on January 2, 2024 is shown in the table at target level. Detail regarding the PSU awards is reported in the 2025 Summary Compensation Table and the Compensation Discussion and Analysis.
(15)    The securities underlying these options represent options granted on January 2, 2025 under the 2024 Omnibus Equity Plan and vest annually in equal installments over four years based on continued service.
(16)    These RSUs were granted on January 2, 2025 pursuant to the 2024 Omnibus Equity Plan. Detail regarding the RSUs is reported in the 2025 Summary Compensation Table and the Compensation Discussion and Analysis.
(17)    These performance units were granted on January 2, 2025 pursuant to the 2024 Omnibus Equity Plan. The number and value of the PSU award granted on January 2, 2025 is shown in the table at target level. Detail regarding the PSU awards is reported in the 2025 Summary Compensation Table and the Compensation Discussion and Analysis.
(18)    These RSUs were granted on May 21, 2024 pursuant to the 2024 Omnibus Equity Plan. Detail regarding the RSUs is reported in the 2025 Summary Compensation Table and the Compensation Discussion and Analysis.
(19)    The securities underlying these options represent options granted on March 5, 2019 under the 2017 Omnibus Equity Plan and vested annually in equal installments over four years.
(20)    The securities underlying these options represent options granted on January 3, 2017 under the 2017 Omnibus Equity Plan and vested annually in equal installments over four years.
(21)    These RSUs were granted on April 2, 2024 pursuant to the 2017 Omnibus Equity Plan. Detail regarding the RSUs is reported in the 2025 Summary Compensation Table and the Compensation Discussion and Analysis.
(22)    Calculated based on a December 31, 2025 closing price of $206.23 per share.

2025 OPTION EXERCISES AND STOCK VESTED TABLE
The following table presents information about the number of shares issued upon option exercises, restricted stock and performance unit vesting, and the value realized upon exercise or vesting, by our named executive officers in 2025.

	Option Awards		Stock Awards(1)
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)	Number of shares Acquired on Vesting(#)	Value Realized on Vesting($)
Jillian C. Evanko	—	—	19,894	$3,754,838
Joseph R. Brinkman	—	—	4,350	$836,406
Herbert G. Hotchkiss	—	—	3,164	$595,895
Gerald F. Vinci	—	—	4,754	$908,918
Joseph A. Belling	—	—	2,830	$529,116
(1)    Stock awards includes shares acquired due to the vesting of one-third of RSU awards granted January 3, 2022, January 3, 2023 and January 2, 2024, and the vesting of performance units granted January 3, 2022 for Ms. Evanko; the vesting of one-third of RSU awards granted January 3, 2022, January 3, 2023, January 2, 2024 and May 21, 2024, the vesting of one-fifth of an RSU award granted January 3, 2022, the vesting of an RSU award granted August 24, 2022 and the vesting of performance units granted January 3, 2022 for Mr. Brinkman; the vesting of one-third of RSU awards granted January 3, 2022, January 2, 2023, January 2, 2024 and May 21, 2024, the vesting of one-fifth of an RSU award granted January 3, 2022, and the vesting of performance units granted January 3, 2022 for Mr. Hotchkiss; the vesting of one-third of RSU awards granted January 3, 2022, January 3, 2023, January 2, 2024 and May 21, 2024, the vesting of one-fifth of an RSU award granted January 3, 2022, the vesting of an RSU award granted August 24, 2022 and the vesting of performance units granted January 3, 2022 for Mr. Vinci; and the vesting of one-third of RSU awards granted January 3, 2022, January 3, 2023, January 2, 2024, April 2, 2024 and May 21, 2024, the vesting of one-fifth of an RSU award granted January 3, 2022 and the vesting of performance units granted January 3, 2022 for Mr. Belling, respectively. The grant date fair value for each award was calculated using the closing stock price on the date of vesting.

2025 NONQUALIFIED DEFERRED COMPENSATION TABLE
The following table and related notes and discussion present information about the amount of compensation deferred, and the earnings accrued thereon, by our NEOs in 2025. Pursuant to the terms of the Deferred Income Plan, the Company made contributions in the amounts stated in the table below for each NEO for 2025. These amounts are also included in the 2025 Summary Compensation Table under “All Other Compensation.”

Name	Executive Contributions in Last FY($)	Registrant Contributions in Last FY($)	Aggregate Earnings in Last FY($)	Aggregate Withdrawals/Distributions($)	Aggregate Balance at Last FYE($)(1)
Jillian C. Evanko	$80,821	$46,183	$99,525	$—	$994,632
Joseph R. Brinkman	$82,414	$20,341	$33,460	$—	$347,004
Herbert G. Hotchkiss	$34,186	$19,919	$24,473	$—	$280,006
Gerald F. Vinci	$28,479	$19,416	$33,227	$—	$322,144
Joseph A. Belling	$21,733	$16,647	$8,004	$—	$123,481
(1)    Balance includes amounts previously reported in the 2024 Nonqualified Deferred Compensation Table in the Company’s 2024 proxy statement for the following individuals in the following amounts: Ms. Evanko, $768,103, Mr. Brinkman, $210,789, Mr. Hotchkiss, $201,488, Mr. Vinci, $241,022 and Mr. Belling, $77,097.
The Deferred Income Plan was amended on July 13, 2016, to give the Company discretion to determine which members of management and other highly compensated employees are eligible to participate in the Deferred Income Plan. The amendment allows the Company to modify the eligibility waiting period, and other conditions of eligibility, to allow for participation earlier than otherwise permitted under the Plan’s terms. As amended, the Company may determine an employee is eligible to participate in the Plan, even if that employee has not received base compensation and a bonus paid or projected to be paid in the year prior to the year in which the participant will defer (the “Deferral Year”) that is at or above the maximum annual amount that may be taken into account for purposes of the Savings Plan ($350,000 for 2025).
If the Company chooses not to modify an employee’s eligibility waiting period, the Plan’s provisions continue to apply and participation will be permitted in the Deferral Year by (i) employees with base compensation and bonus actually paid or projected to be paid for the year prior to the Deferral Year at or above the maximum annual amount ($350,000 for 2025) that may be taken into account for purposes of the Savings Plan, and (ii) any employee who was deferring compensation as of June 30, 2010 under the prior Voluntary Deferred Income Plan.
Among other things, the Deferred Income Plan provides for:
•deferrals of up to 100% of each participant’s base salary and bonus actually paid or due in the Deferral Year;
•beginning in 2011, matching contributions on deferrals under the Deferred Income Plan made in accordance with the formula applicable to the participant under the Savings Plan but only with respect to the part of the participant’s compensation that exceeds the maximum annual amount, which is $360,000 for 2026;
•beginning on July 1, 2010, profit sharing contributions (whether or not any compensation is actually deferred under the Deferred Income Plan) with respect to the part of the participant’s compensation that cannot be taken into account under the Savings Plan in accordance with the formula applicable to the participant under the Savings Plan. For 2024, profit sharing contributions were made only with respect to base pay earned if such base pay paid during the calendar year is greater than $350,000; and
•automatic full vesting on participant deferrals, with matching contributions and profit sharing contributions made prior to January 1, 2020 vesting 20% per year of the participant’s service with the Company, or, if earlier, attainment of age 65 (with participants already vested under the Savings Plan being fully vested under the Deferred Income Plan) or upon a change in control (as defined in the Deferred Income Plan) and matching contributions and profit sharing contributions made after January 1, 2020 shall vest in accordance with the vesting schedule for matching and profit sharing contributions under the Savings Plan.
Pursuant to the Deferred Income Plan, eligible employees are entitled to elect to defer up to 100% of their compensation, consisting of total salary, bonuses and commissions payable in a calendar year. Regardless of the circumstances under which a participant’s relationship with the Company terminates, all deferrals made pursuant to the plan will be fully vested. Contributions made by the Company, and any gains or losses on such contributions made prior to January 1, 2020, vest ratably after five years of service under the Deferred Income Plan. Such contributions and any gains or losses on such contributions made on or after January 1, 2020 shall vest in accordance with the Savings Plan vesting schedule for matching and profit sharing contributions. Generally, deferral elections are made by participants in the taxable year immediately prior to the taxable year to which the deferral pertains, and are effective as of the first day of such taxable year. The Deferred Income Plan is unfunded and all benefits under the plan are payable solely from the general assets of the Company.
Benefits under the Deferred Income Plan are payable upon the participant’s reaching his or her normal or early retirement date or termination of employment. Payments are made either in a lump sum, or in equal annual installments for a period of up to ten years, as designated by the participant at the time of deferral. Payments may be accelerated under the Deferred Income Plan in the event that (1) a “change in control” (as defined under the Deferred Income Plan) occurs; (2) a participant has an unforeseeable emergency; (3) a participant becomes disabled; (4) death occurs prior to completion of payment of benefits, or (5) the participant has a de minimis balance permitted to be accelerated under IRS rules. The Company would not expect to permit a participant to receive more than one distribution as a result of an unforeseeable emergency in any calendar year. A participant may also elect to receive an in-service distribution at the time of completing an election of deferral, and such payment is payable in a lump sum on the designated in-service withdrawal date. For information regarding post-termination payments under the plan, see “Other Potential Post-Employment Payments.”
Participants in the Deferred Income Plan may direct the investment of their balance held within the plan among a number of alternative investment fund options, and earnings and losses on participants’ investments are determined based on the individual performance of the underlying investment options. A participant may regularly change his or her investment allocation within the plan. A rabbi trust has been established under the plan to hold assets separate from our other assets for the purpose of paying future participant benefit obligations. Assets held in the rabbi trust are available to our general creditors in the event of our insolvency.
Notwithstanding anything in the Deferred Income Plan to the contrary, the Deferred Income Plan is administered in accordance with the requirements of, or to meet the requirements for exemption from, Section 409A of the Internal Revenue Code.

OTHER POTENTIAL POST-EMPLOYMENT PAYMENTS
Under their Employment Agreements and each NEO’s equity award agreements, our executives would be entitled to receive certain compensation and other benefits upon a termination of employment. The table below and related notes and discussion summarize the payments our executive officers would be entitled to receive under the terms of his or her Employment Agreement and/or equity award agreements, as the case may be, upon the occurrence of a triggering event, such as death, disability, retirement, termination for cause, a qualifying resignation, termination without cause, or a qualifying resignation or termination without cause in connection with a Change in Control.
The Employment Agreements define “Cause” as: (i) the executive’s willful failure to perform duties; (ii) the commission of, or a plea of guilty or no contest to a felony or crime involving moral turpitude; (iii) willful malfeasance or misconduct demonstrably injurious to us or our subsidiaries; (iv) material breach of the material terms of the subject agreement; (v) commission of an act of gross negligence, corporate waste, disloyalty or unfaithfulness to us, which adversely affects our business or that of our subsidiaries or affiliates; or (vi) any other act or course of conduct that will demonstrably have a material adverse effect on us or a subsidiary or an affiliate’s business. “Good Reason” is defined in the Employment Agreements as: (i) a material diminution in executive’s base salary (excluding any general salary reduction similarly affecting substantially all other senior executives of the Company as a result of a material adverse change in the Company’s prospects or business); (ii) a material diminution in executive’s authority, duties, or responsibilities; (iii) a material change in the geographic location at which executive must perform services; or (iv) any other action or inaction that constitutes a material breach by the Company of the Employment Agreement. “Change in Control” under the Employment Agreements is discussed in “Employment Agreements, Severance Agreement and Letter Agreement — Severance and Change in Control Provisions.”
Payments made upon Involuntary Termination for “Cause” or Resignation without “Good Reason”
Salary, Bonus, and Benefits. Under their Employment Agreements, if an NEO is terminated by us for Cause or resigns without Good Reason, he or she is entitled to receive his or her accrued but unpaid base salary, his or her prior year’s Annual Bonus to the extent earned but not yet paid, and any accrued but unpaid health and welfare benefits (including accrued vacation).
Treatment of Nonqualified Stock Options. Under the terms of the stock option agreements under which the non-qualified stock options were awarded to the NEOs, in the event that an NEO is terminated by us for Cause or resigns without Good Reason, the unvested portion of all stock options will be cancelled.
Treatment of PSU Awards. Under the terms of the performance unit agreements under which the PSUs were awarded to the NEOs, in the event that an NEO is terminated by us for Cause or resigns without Good Reason during the performance period, all performance units will be cancelled.
Treatment of RSU Awards. Under the terms of the restricted share unit agreements under which the RSUs were awarded to the NEOs, in the event that an NEO is terminated by us for Cause or resigns without Good Reason, any unvested RSUs will be cancelled.
Treatment of Deferred Compensation. Under the terms of the Deferred Income Plan, in the event that a participant’s employment is terminated due to (1) conviction of certain crimes enumerated in the Deferred Income Plan or (2) any breach of the duty of loyalty to us, any acts of omission in the performance of a participant’s Company duties not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction in the performance of a participant’s Company duties from which the participant derived an improper personal benefit (“Cause” under the Deferred Income Plan), the participant will not be entitled to receive any benefits or payments under the terms of the plan, other than the participant’s deferrals. If a participant’s employment is terminated for resignation without Good Reason, the participant will be entitled to receive benefits and payments based on the participant’s vested account.
Payments made upon Involuntary Termination Without Cause or Resignation for “Good Reason”
Salary, Bonus, and Benefits. Pursuant to the terms of their Employment Agreements, if an NEO is terminated by us without Cause or resigns for Good Reason not within two years after a Change in Control, the executive is entitled to receive his or her accrued but unpaid base salary, prior year’s Annual Bonus to the extent earned but not yet paid, and any accrued but unpaid health and welfare benefits (including accrued vacation). Subject to the execution and delivery of a release of claims against us and compliance with the restrictive covenants described elsewhere herein, the executive is also entitled to a severance payment and continued coverage under our group health plan. The executive’s severance payment upon an involuntary termination without Cause or resignation for Good Reason would be a lump sum equal to a percentage of that executive’s current base salary plus the greater of that executive’s current Base Target, or the Base Target for the preceding fiscal year, as follows: Ms. Evanko, 200%; and Mr. Hotchkiss, Mr. Vinci, Mr. Brinkman and Mr. Belling, 100%. The executive would be entitled to a payment in an amount equal to the premium subsidy we would have otherwise paid on the executive’s behalf for such coverage under the Company’s group health plan for the following period: Ms. Evanko, 24 months; and Mr. Hotchkiss, Mr. Vinci, Mr. Brinkman and Mr. Belling, 12 months.
Treatment of Nonqualified Stock Options. Under the terms of the stock option agreements under which the non-qualified stock options were awarded to the NEOs, in the event that an NEO is terminated by us without Cause or resigns for Good Reason, any unvested stock options will be cancelled.
Treatment of PSU Awards. Under the terms of the performance unit agreements under which the PSUs were awarded to the NEOs, in the event that an NEO is terminated by us without Cause or resigns for Good Reason during the performance period, all performance units will be cancelled.
Treatment of RSU Awards. Under the terms of the restricted share unit agreements under which the RSUs were awarded to the NEOs, in the event that an NEO is terminated by us without Cause or resigns for Good Reason, any unvested RSUs will be cancelled.
Treatment of Deferred Compensation. Under the terms of the Deferred Income Plan, in the event that a participant’s employment is terminated by us without Cause or by resignation for Good Reason, the participant will be entitled to receive benefits and payments based upon the participant’s vested account.
Payments made upon Termination by Reason of Death or Disability; Retirement
Salary, Bonus, and Benefits. In the event an NEO is terminated by reason of death or ceases to be employed as a result of disability, he or she, or his or her estate, would be entitled to receive his or her accrued but unpaid base salary, his or her prior year’s Annual Bonus to the extent earned but not yet paid, and any accrued but unpaid health and welfare benefits (including accrued vacation). In addition, the executive or executive’s estate would be entitled to a pro-rata portion of the Annual Bonus, if any, that he or she would have been entitled to for the year in which the termination occurs, based on our actual results for the year and the percentage of the fiscal year that has elapsed through the date of the executive’s termination of employment. In the event of separation due to retirement, NEOs are entitled to receive their accrued but unpaid Base Salary and any accrued but unpaid health and welfare benefits (including accrued vacation).
Treatment of Nonqualified Stock Options. Under the terms of the stock option agreements under which the non-qualified stock options were awarded to the NEOs, in the event that an NEO is terminated due to death or disability, stock options will become immediately vested. In the event an NEO is terminated due to retirement upon reaching the age of 60, provided the executive has completed 10 years of service with us (“Retirement”), the options will continue to vest and become exercisable as if the officer had remained employed.
Effective January 1, 2015, the definition of “Retirement” under our stock option and other equity award agreements was changed. Under stock option agreements prior to 2020, in addition to Retirement eligibility under the existing age 60 and 10-years of service standard, an executive is also eligible for Retirement upon reaching the age of 65, regardless of his or her service time with the Company. Beginning with the 2020 stock option agreements, an executive is instead also eligible for Retirement upon reaching the age of 65 and five years of service. In the event an NEO is terminated due to retirement, options awarded under our stock option agreements prior to 2020 continue to vest and remain exercisable for up to five years after Retirement as if the officer had remained employed. Beginning with the 2020 stock option agreements, options awarded will continue to vest in the year following the year of Retirement as if the officer had remained employed, but all options that have not vested during that period will be forfeited.
Treatment of PSU Awards. Under the terms of the performance unit agreements under which the PSUs were awarded to the NEOs, in the event that an NEO is terminated due to Retirement, death or disability during the performance period, the executive (or his or her beneficiary or beneficiaries) shall be entitled to a pro-rated number of units calculated by multiplying (x) by (y) where: (x) is the number of Shares, if any, that would have been earned by the executive as the result of the satisfaction of the performance requirements; and (y) is the number of months that the executive was employed (rounded up to the nearest whole number) during the performance period divided by the number of months in the performance period.
Effective January 1, 2015, the definition of “Retirement” under our performance unit agreements was changed. Under the performance unit agreements prior to 2020, in addition to Retirement eligibility under the existing age 60 and 10-years of service standard, an executive is also eligible for Retirement upon reaching the age of 65, regardless of his or her service time with the Company. Beginning with the 2020 performance unit agreements, an executive is instead also eligible for Retirement upon reaching the age of 65 and five years of service. In the event an NEO is terminated due to Retirement, PSUs are awarded under our performance unit agreements for awards after January 1, 2015 in the manner described above.
Treatment of RSU Awards. Under the terms of the restricted share unit agreements under which the RSUs were awarded to the NEOs, in the event that an NEO is terminated as a result of death or disability, the RSUs, together with any dividend equivalents attributable to the RSUs will, to the extent not then vested and not previously canceled, immediately become fully vested as of the date of the death or disability. In the event an NEO is terminated due to Retirement, the RSUs, together with any dividend equivalents attributable to the RSUs will, to the extent not then vested and not previously canceled, continue to vest ratably on each of the first three anniversaries of the date of grant.
Effective January 1, 2015, the definition of “Retirement” under our restricted share unit agreements was changed. Under the restricted share unit agreements prior to 2020, in addition to Retirement eligibility under the existing age 60 and 10-years of service standard, an executive is also eligible for Retirement upon reaching the age of 65, regardless of his or her service time with the Company. Beginning with the 2020 restricted share unit agreements, an executive is instead also eligible for Retirement upon reaching the age of 65 and five years of service. In the event an NEO is terminated due to Retirement, RSUs are awarded under our restricted share unit agreements for awards after January 1, 2015 in the manner described above.
Treatment of Deferred Compensation. Under the terms of the Deferred Income Plan, in the event that a participant’s employment is terminated due to death, disability or Retirement, the benefit payable to the participant under the Deferred Income Plan will fully vest, to the extent not previously vested.
Payments made upon Expiration of Employment Term
Salary, Bonus and Benefits. In the event the employment of an NEO is terminated upon expiration of the employment term without renewal, he or she will be entitled to receive his or her accrued but unpaid base salary, his or her prior year’s Annual Bonus to the extent earned but not yet paid, and any accrued but unpaid health and welfare benefits (including accrued vacation). The Employment Agreements could not have terminated on December 31, 2025, since we could not have provided the required notice before expiration under the terms of the applicable agreement. Accordingly, no benefits are shown in the table below related to expiration of the Employment Agreement term on December 31, 2025.
Treatment of Nonqualified Stock Options. Under the terms of the stock option agreements under which the non-qualified stock options were awarded to the NEOs, in the event that the employment of an NEO is terminated upon expiration of the employment term without renewal, the unvested portion of all options will be cancelled by us without consideration.
Treatment of PSU Awards. Under the terms of the performance unit agreements under which the PSUs were awarded to the NEOs, in the event that an NEO is terminated upon expiration of the employment term without renewal during the performance period, all PSUs will be cancelled.
Treatment of RSU Awards. Under the terms of the restricted share unit agreements under which the RSUs were awarded to the NEOs, in the event that an NEO is terminated upon expiration of the employment term without renewal, any unvested RSUs will be cancelled.
Treatment of Deferred Compensation. Under the terms of the Deferred Income Plan, in the event that a participant’s employment is terminated upon expiration of the employment term without renewal, the participant will be entitled to receive an amount equal to the participant’s vested account.
Payments made upon Termination in Connection with Change in Control
Salary, Bonus and Benefits. Pursuant to the terms of the Employment Agreements, in the event an NEO is terminated by us without Cause or resigns for Good Reason within two years of a Change in Control, the executive would be entitled to receive his or her accrued but unpaid base salary, his or her prior year’s Annual Bonus to the extent earned but not yet paid, and any accrued but unpaid health and welfare benefits (including accrued vacation). Subject to the execution and delivery of a release of claims against us and compliance with the restrictive covenants described in “Employment Agreements,” the executive would also be entitled to a severance payment and continued coverage under our group health plan. The executive’s severance payment upon a termination without Cause or for Good Reason within two years following a Change in Control would be a lump sum equal to a percentage of that executive’s current base salary plus the greater of that executive’s current Base Target, or the Base Target for the fiscal year immediately preceding the fiscal year in which the Change in Control occurred, as follows: Ms. Evanko, 300%; Mr. Hotchkiss, Mr. Vinci and Mr. Brinkman, 200%; and Mr. Belling, 150%. The severance payments upon a termination of employment without Cause or for Good Reason within two years following a Change in Control may be reduced under the Employment Agreements if (x) the payments would result in the imposition of a “golden parachute” excise tax under the Internal Revenue Code Section 280G and (y) the reduced payments would result in the executive officer receiving a greater net after-tax payment. The executive would be entitled to a payment in an amount equal to the premium subsidy we would have otherwise paid on the executive’s behalf for such coverage under the Company’s group health plan for the following periods: Ms. Evanko, Mr. Hotchkiss, Mr. Vinci and Mr. Brinkman, 24 months; and Mr. Belling, 18 months.
Treatment of Nonqualified Stock Options. Under the terms of the 2009 Omnibus Plan, the 2017 Omnibus Equity Plan and the 2024 Omnibus Equity Plan, and the stock option agreements under which the non-qualified stock options were awarded to the named executive officers, stock options become fully vested and are immediately exercisable in the event of the occurrence of any of the following: (1) the sale or disposition, in one or a series of related transactions, of all or substantially all, of our assets to any person or group; (2) any person or group is or becomes the beneficial owner of more than 50% (30% in the case of the 2009 Omnibus Plan, the 2017 Omnibus Equity Plan, the 2024 Omnibus Equity Plan and the Incentive Compensation Plan) of the total voting power of our voting stock, including by way of merger, consolidation, tender or exchange offer or otherwise; or (3) during any period of two consecutive years, individuals who at the beginning of such period constituted the Board (together with any new directors whose election by such Board or whose nomination for election by our stockholders was approved by a vote of a majority of our directors, then still in office, who were either directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the Board then in office (each, an “Incentive Plan Change in Control”).
Treatment of PSU Awards. Under the terms of the performance unit agreements under which the PSUs were awarded to the NEOs, in the event of an Incentive Plan Change in Control, (1) the performance requirements shall be deemed to have been satisfied at the greater of either: (i) the target level of the performance requirements as if the entire performance period had elapsed; or (ii) the level of actual achievement of the performance requirements as of the date of the Incentive Plan Change in Control; and (2) the appropriate number of shares, or, if the Compensation Committee so elects, cash, shall be issued or paid to the executive not later than 30 days after the date of the Incentive Plan Change in Control.
Treatment of RSU Awards. Under the terms of the restricted share unit agreements under which the RSUs were awarded to the NEOs, in the event of an Incentive Plan Change in Control that also meets the definition of a change in control event under applicable regulations under Section 409A of the Internal Revenue Code, the RSUs, together with any dividend equivalents attributable to the RSUs will, to the extent not then vested and not previously forfeited or canceled, immediately become fully vested as of the date of the Incentive Plan Change in Control.
Treatment of Deferred Compensation. Under the terms of the Deferred Income Plan, in the event of a change of ownership or effective control of the Company within the meaning of Section 409A of the Internal Revenue Code, a participant’s interest in all amounts credited to the participant’s account under the plan will fully and immediately vest, become nonforfeitable and be distributed in a single lump sum.
Double Trigger Change in Control Provisions. As discussed previously, all equity award agreements since 2019 contain double trigger change in control provisions that will apply to situations where the buyer assumes the Company’s outstanding awards; otherwise, the awards revert to a single trigger change in control provision.

Potential Post-Employment Payments
Assuming the employment of each NEO was terminated under each of the following circumstances on December 31, 2025, the last business day of our 2025 fiscal year, payments made and benefits provided would have the following estimated values.

	Involuntary Termination for Cause/Resignation without Good Reason	Involuntary Termination without Cause/ Resignation for Good Reason	Disability/Death	Retirement(8)	Change in Control(9)
Cash Severance(1)
Jillian C. Evanko	—	$5,428,500	—	—	$8,142,750
Joseph R. Brinkman	—	935,000	—	—	1,870,000
Herbert G Hotchkiss	—	969,000	—	—	1,938,000
Gerald F. Vinci	—	969,000	—	—	1,938,000
Joseph A. Belling	—	892,500	—	—	1,338,750
Annual Incentive Plan Bonus(2)
Jillian C. Evanko	—	—	$686,070	—	$686,070
Joseph R. Brinkman	—	—	80,080	—	80,080
Herbert G Hotchkiss	—	—	82,992	—	82,992
Gerald F. Vinci	—	—	82,992	—	82,992
Joseph A. Belling	—	—	76,440	—	76,440
Health and Welfare Benefits(3)
Jillian C. Evanko	—	$20,007	—	—	$20,007
Joseph R. Brinkman	—	20,007	—	—	20,007
Herbert G Hotchkiss	—	17,853	—	—	17,853
Gerald F. Vinci	—	20,007	—	—	20,007
Joseph A. Belling	—	16,412	—	—	16,412
Accelerated Vesting of Options(4)
Jillian C. Evanko	—	—	$2,438,407	—	$2,438,407
Joseph R. Brinkman	—	—	258,498	—	258,498
Herbert G Hotchkiss	—	—	364,681	—	364,681
Gerald F. Vinci	—	—	321,920	—	321,920
Joseph A. Belling	—	—	194,327	—	194,327
Accelerated Vesting of PSUs(5)
Jillian C. Evanko	—	—	$9,185,484	—	$9,185,484
Joseph R. Brinkman	—	—	1,043,524	—	1,043,524
Herbert G Hotchkiss	—	—	1,453,922	—	1,453,922
Gerald F. Vinci	—	—	1,278,626	—	1,278,626
Joseph A. Belling	—	—	738,303	—	738,303
Accelerated Vesting of RSUs(6)
Jillian C. Evanko	—	—	$4,584,080	—	$4,584,080
Joseph R. Brinkman	—	—	682,828	—	682,828
Herbert G Hotchkiss	—	—	912,980	—	912,980
Gerald F. Vinci	—	—	807,803	—	807,803
Joseph A. Belling	—	—	544,653	—	544,653

	Involuntary Termination for Cause/Resignation without Good Reason	Involuntary Termination without Cause/ Resignation for Good Reason	Disability/Death	Retirement(8)	Change in Control(9)
Deferred Compensation(7)
Jillian C. Evanko	—	—	—	—	—
Joseph R. Brinkman	—	—	—	—	—
Herbert G Hotchkiss	—	—	—	—	—
Gerald F. Vinci	—	—	—	—	—
Joseph A. Belling	—	—	—	—	—
TOTAL
Jillian C. Evanko	—	$5,448,507	$16,894,041	$—	$25,056,798
Joseph R. Brinkman	—	955,007	2,064,930	—	3,954,937
Herbert G Hotchkiss	—	986,853	2,814,575	—	4,770,428
Gerald F. Vinci	—	989,007	2,491,341	—	4,449,348
Joseph A. Belling	—	908,912	1,553,723	—	2,908,885
(1)    Cash severance amounts under their Employment Agreements as of December 31, 2025, consist of a lump sum payment equal to the following percentage of the following executive’s base salary and the greater of his or her current target annual bonus or the target bonus for the preceding fiscal year (or the target bonus for the year before a Change in Control, in the case of a termination within two years after a Change in Control): Ms. Evanko, 200% (300% if after a Change in Control); Mr. Hotchkiss, Mr. Vinci and Mr. Brinkman, 100% (200% if after a Change in Control); and Mr. Belling, 100% (150% if after a Change in Control).
(2)    Our Cash Incentive Plan generally requires a participant be employed on the day of payment of the bonus. The 2025 bonus amounts payable are based on the realization of 20.8% of our 2025 financial performance goals and each executive’s achievement of a specific, pre-determined metric. See “Elements of Compensation — Short-Term Annual Cash Incentive Award,” the “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” portion of the 2025 Grants of Plan-Based Awards Table, and the 2025 Summary Compensation Table, above.
(3)    Health and welfare benefits consist of health care and dental. These benefits after termination of employment have been calculated based on actual cost to us for 2025.
(4)    The value of the stock options that vest upon death or disability or an Incentive Plan Change in Control represents the difference between the aggregate market value of the shares underlying the unvested portion of these options on December 31, 2025, at $206.23 per share (the closing price of our Common Stock on the last business day of our 2025 fiscal year) and the aggregate exercise price of the option. In the event of Retirement, stock options will continue to vest ratably over a four-year period, without giving effect to the requirement of continuous service.
(5)    In the event of termination due to disability, death, or Retirement, the executive (or his or her beneficiary) is entitled to a pro-rated number of performance units, calculated by multiplying (x) by (y) where: (x) is the number of units, if any, that would have been earned by the executive as the result of the satisfaction of the performance requirements; and (y) is the number of months that the executive was employed (rounded up to the nearest whole number) during the performance period divided by the total number of months in each performance period. For performance units awarded in 2023, 2024 and 2025, the table reflects the assumption that the units will vest at the 100% target level of the total amount of performance units granted, even though we are unable to accurately predict the actual performance of these awards. See “Compensation Discussion and Analysis — Elements of Compensation — Long-Term Incentive Compensation” above for more information about these assumptions. The value of performance units upon an Incentive Plan Change in Control represents the product of (i) the 100% target amount of performance units granted in 2023, the 100% target amount of performance units granted in 2024, the 100% target amount performance units granted in 2025 and (ii) $206.23 per share, the closing price of our Common Stock on December 31, 2025 (the closing price of our Common Stock on the last business day of our 2025 fiscal year).
(6)    The table reflects the market value of the unvested portion of RSU awards. RSU awards to our NEOs vest ratably over either three- or five-years periods beginning on the first anniversary of the date of grant. With respect to death, disability and an Incentive Plan Change in Control, the executive (or his or her beneficiary) is entitled to an immediate vesting of the shares underlying the unvested portion of the RSUs. The value of the RSUs that vest upon death, disability or an Incentive Plan Change in Control represents the aggregate market value of the shares underlying the unvested portion of the RSU awards on December 31, 2025, at $206.23 per share, (the closing price of our Common Stock on the last business day of our 2025 fiscal year). In the event of Retirement, RSUs continue to vest ratably over the vesting period, without giving effect to the requirement of continuous service, and therefore such amounts are not included in the table.
(7)    The Company does not provide above-market returns on any participant balances in the Deferred Income Plan. Since the executives are fully vested in these amounts, they are not recognized in the table. For specific deferred compensation balances, see the 2025 Nonqualified Deferred Compensation Table.
(8)    None of the NEOs were eligible for Retirement on December 31, 2025.
(9)    Assumes termination of employment results from resignation for Good Reason or Involuntary Termination without Cause within two years following a Change in Control. As stated in the table, the severance payments to be paid to the executive officers upon a termination of employment without Cause or for Good Reason within two years following a Change in Control may be reduced under the Employment Agreements if (x) the payments would result in the imposition of a “golden parachute” excise tax under the Internal Revenue Code Section 280G and (y) the reduced payments would result in the executive officer receiving a greater net after-tax payment. The amounts shown in the table above do not reflect that if, in the event payments to the executive officer in connection with a change in control or otherwise would result in an excise tax under the Internal Revenue Code, such payments may be reduced to the extent necessary so that the excise tax does not apply.
PAY VERSUS PERFORMANCE (PVP)
As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between compensation actually paid to our Named Executive Officers (NEOs) and certain financial performance metrics of the Company using a methodology that has been prescribed by the SEC.

					Value of Initial Fixed $100 Investment Based on:
Fiscal Year	Summary Compensation Table Total for PEO(1)	Compensation Actually Paid to PEO(1)(2)	Average Summary Compensation Table Total for non-PEO NEOs(1)	Average Compensation Actually Paid to non-PEO NEOs(1) (2)	Total Shareholder Return	Peer Group Total Shareholder Return(3)	Net Income ($ millions)	Adjusted Operating Income ($ millions) (4)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
2025	$7,796,009	$9,072,509	$1,872,984	$2,072,302	$175.08	$180.75	$40.7	$884.4
2024	$7,687,879	$13,829,085	$1,610,782	$2,482,030	$162.02	$154.34	$218.5	$876.3
2023	$5,424,092	$7,784,940	$973,594	$1,272,020	$115.74	$121.85	$47.3	$599.9
2022	$5,134,642	$(592,211)	$1,286,316	$642,330	$97.83	$119.56	$24.0	$189.0
2021	$5,665,022	$13,324,194	$871,151	$1,334,099	$135.40	$114.94	$59.1	$128.6
(1)    Ms. Evanko served as principal executive officer (PEO) for the full year of each 2025, 2024, 2023, 2022 and 2021. Our non-PEO named executive officers (NEOs) included: (a) for 2025, 2024 and 2023, Mr. Brinkman, Mr. Hotchkiss, Mr. Vinci and Mr. Belling; (b) for 2022, Mr. Brinkman, Mr. Hotchkiss, Mr. Vinci, Mr. Ducote and Mr. Belling; and (c) for 2021, Mr. Brinkman, Mr. Hotchkiss, Mr. Vinci, Mr. Ducote, Mr. Belling and Mr. Merkle.

(2)    The following amounts were deducted from/added to Summary Compensation Table total compensation in accordance with the SEC-mandated adjustments to calculate Compensation Actually Paid (“CAP”) to our principal executive officer (PEO) and average CAP to our non-PEO named executive officers. The fair value of equity awards was determined using methodologies and assumptions developed in a manner substantively consistent with those used to determine the grant date fair value of such awards.
2025 SCT Total to CAP Reconciliation

Fiscal Year	2025 PEO	2025 Non-PEO NEO Average
SCT Total	$7,796,009	$1,872,984
- Grant Date Fair Value of Stock Awards Granted in Fiscal Year	$(5,882,756)	$(823,604)
+ Fair Value at Fiscal Year-End of Outstanding Unvested Stock Awards Granted in Fiscal Year	$6,509,237	$911,434
± Change in Fair Value Outstanding Unvested Stock Awards Granted in Prior Fiscal Years	$440,891	$94,206
+ Fair Value at Vesting of Stock Awards Granted in Fiscal Year that Vested During Fiscal Year	$0	$0
± Change in Fair Value as of Vesting Date of Stock Awards Granted in Prior Fiscal Years for Which Applicable Vesting Conditions Were Satisfied During Fiscal Year	$209,128	$17,282
- Fair Value as of Prior Fiscal Year-End of Stock Awards Granted in Prior Fiscal Years That Failed to Meet Applicable Vesting Conditions During Fiscal Year	$0	$0
+ Dividends Accrued During Fiscal Year	$0	$0
Compensation Actually Paid	$9,072,509	$2,072,302
(3)    We select the peer companies that comprise the Peer Group Index solely on the basis of objective criteria. These criteria result in an index composed of oil field equipment/service and other comparable industrial companies. The Peer Group Index is comprised of Air Products and Chemicals, Inc., Atlas Copco AB, Baker Hughes Company, Burckhardt Compression Holding AG, Cheniere Energy, Inc., CIMC Enric Holdings Limited, CNH Industrial N.V., EnPro Inc., ESCO Technologies Inc., Franklin Electric Co., Inc., IDEX Corporation, ITT Inc., New Fortress Energy LLC, NIKKISO CO., LTD., Plug Power Inc., SPX Corporation and Worthington Enterprises, Inc. Barnes Group Inc. and ChampionX Corporation, which were each acquired during 2025, have been removed from the Peer Group Index.
(4)    Adjusted Operating Income is a Non-GAAP measure and is calculated for the periods presented by adding restructuring, transaction-related and other one-time costs to Operating Income, as reported.

CHARTS OF CAP VERSUS PERFORMANCE METRICS
The chart below illustrates the relationship between the PEO and average Non-PEO CAP amounts and the Company’s and Peer Group’s TSR during the period 2021 to 2025.
The charts below illustrate the relationship between the PEO and Non-PEO CAP amounts and the Company’s Net Income and Adjusted Operating Income during the period 2021 to 2025.

TABULAR LIST OF MOST IMPORTANT PERFORMANCE MEASURES
The five items listed below represent the most important performance metrics we used to determine CAP for fiscal year 2025 as further described in our Compensation Discussion and Analysis (CD&A) within the sections titled “Elements of Compensation.”

Most Important Performance Measures
☐ Adjusted Operating Income ☐ EBITDA ☐ Debt Paydown ☐ ROIC ☐ Relative TSR

2025 DIRECTOR COMPENSATION TABLE
The following table summarizes the compensation of our non-employee directors for fiscal year 2025. Ms. Evanko, as our former CEO, did not receive any additional compensation for the services she performed as a member of our Board.

Name	Fees Earned or Paid in Cash($)	Stock Awards ($)(1)	Total($)
Andrew R. Cichocki	205,000	159,633	364,663
Jillian C. Evanko	—	—	—
Paula M. Harris	105,000	159,633	266,663
Linda A. Harty	120,000	159,633	279,633
Paul E. Mahoney	105,000	159,633	264,663
Singleton B. McAllister(2)	52,500	79,768	132,268
Michael L. Molinini(2)	65,000	79,768	144,768
David M. Sagehorn	130,000	159,663	289,663
Spencer S. Stiles	117,500	159,663	277,163
Roger A. Strauch	105,000	159,663	264,663
(1)    Amounts in this column represent the aggregate grant date fair value of stock awards made to our non-employee directors in fiscal year 2025. These awards were reflected in our consolidated financial statements, based upon the applicable accounting guidance, at the fair market value of our Common Stock on the date of grant.
(2)    Ms. McAllister and Mr. Molinini retired from the Board at the end of their terms at the 2025 Annual Meeting of Stockholders.
Director Compensation Program
For 2025, our director compensation program provided an annual cash retainer of $105,000 and an annual stock award of $160,000 for our non-employee directors. Our director compensation program remains the same for 2026. The Chair of the Board and each Board committee chair receive an additional annual cash retainer to reflect their added responsibilities (each paid in quarterly installments):
•Chair: $100,000
•Audit Committee Chair: $25,000
•Compensation Committee Chair: $25,000
•NCGC Chair: $15,000
Annual cash retainers, and fees paid to the Chair and the Committee chairs, are paid in equal quarterly installments. Annual stock awards are granted on a quarterly basis in installments equal in value to one-quarter of the annual equity retainer then in effect. The 2025 director stock awards were made pursuant to our 2024 Omnibus Equity Plan and are fully vested on the date of grant. Directors may elect to defer their stock until a later fiscal year, or until the earlier of the January following separation of service from the Board or the occurrence of a change in control. Director deferrals of their stock retainers are in all cases limited to the extent permitted under Section 409A of the Internal Revenue Code.
Director Stock Ownership. Our stock ownership guidelines provide that non-employee directors must accumulate investments of at least five times the value of the annual cash retainer in our Common Stock during the first 48 months of their tenure on our Board. Directors must maintain investments in Company stock at the director guideline level after expiration of the 48-month period. Shares of our Common Stock issuable upon settlement of stock units or granted as quarterly stock grants will count towards the requirement. As of January 30, 2026, all of our directors meet or are on track to meet the ownership guidelines within the 48-month period.
Compensation Committee Interlocks and Insider Participation
Our Compensation Committee currently consists of Andrew R. Cichocki, Paula M. Harris, Paul E. Mahoney, David M. Sagehorn and Spencer S. Stiles. None of Mr. Cichocki, Ms. Harris, Mr. Mahoney, Mr. Sagehorn or Mr. Stiles is a present or past employee or officer of ours or any of our subsidiaries. None of our executive officers has served on the board of directors or compensation committee (or other committee serving an equivalent function) of any entity that had one or more of its executive officers serving on the Board or the Compensation Committee.
PAY RATIO DISCLOSURE
Under Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are required to provide the ratio of the annual total compensation of Ms. Evanko, the Company’s Chief Executive Officer during all of 2025, to the annual total compensation of the median employee of the Company (the “Pay Ratio Disclosure”).
For 2025, the median annual total compensation of all employees of the Company and its consolidated subsidiaries (other than the Chief Executive Officer) was $50,951. Ms. Evanko’s annual total compensation for 2025 for purposes of the Pay Ratio Disclosure was $7,796,009 Based on this information, for 2025, the ratio of the compensation of the Chief Executive Officer to the median annual total compensation of all other employees was estimated to be 153 to 1.
The median employee for 2025 was a non-exempt, full-time employee located in Beasley, Texas with an annual total compensation of $50,951 for 2025, calculated in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K.
The Pay Ratio Disclosure presented above is a reasonable estimate. Because the SEC rules for identifying the median employee and calculating the pay ratio allow companies to use different methodologies, exemptions, estimates and assumptions, the Pay Ratio Disclosure may not be comparable to the pay ratio reported by other companies.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table and accompanying footnotes show information regarding the beneficial ownership of our Common Stock as of January 30, 2026 by:
•each person who is known by us to own beneficially more than 5% of our Common Stock;
•each of our named executive officers; and
•all members of our Board of Directors and our executive officers as a group.

	Shares Beneficially Owned(1)
Name of Beneficial Holder	Number	Percent of Common Stock
BlackRock, Inc.(2)	5,030,979	10.5%
The Vanguard Group(3)	4,163,475	8.7%
Joseph A. Belling(4)	23,825	*
Joseph R. Brinkman(5)	22,061	*
Jillian C. Evanko(6)	290,975	*
Herbert G. Hotchkiss(7)	40,645	*
Gerald F. Vinci(8)	60,236	*
Andrew R. Cichocki(9)	3,462	*
Paula M. Harris(10)	4,095	*
Linda A. Harty(11)	14,358	*
Paul E. Mahoney(12)	3,562	*
David M. Sagehorn(13)	7,765	*
Spencer S. Stiles(14)	3,062	*
Roger A. Strauch(15)	4,395	*
All directors and officers as a group (13 persons)(16)	481,278	*
(1)    In accordance with SEC rules, each beneficial owner’s holdings have been calculated assuming full exercise or conversion of outstanding options and stock rights covering Common Stock, if any, exercisable by such owner within 60 days after January 30, 2026, but no exercise of outstanding options or stock rights covering Common Stock held by any other person.
(2)    According to a Schedule 13G/A filed with the SEC on April 30, 2025 by BlackRock, Inc., reporting beneficial ownership for itself and BlackRock (Netherlands) B.V., BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited,

BlackRock Asset Management Ireland Limited, BlackRock Asset Management Schweiz AG, BlackRock Financial Management, Inc., BlackRock Fund Advisors, BlackRock Fund Managers Ltd, BlackRock Institutional Trust Company, National Association, BlackRock Investment Management (Australia) Limited, BlackRock Investment Management (UK) Limited, BlackRock Investment Management, LLC and BlackRock Life Limited (collectively “BlackRock”), BlackRock reported having beneficial ownership of an aggregate of 5,629,199 shares, including sole voting power over 4,980,859 shares and sole dispositive power over 5,030,979 shares. BlackRock is located at 50 Hudson Yards, New York, NY 10001.
(3)    According to a Schedule 13G/A filed with the SEC on February 13, 2024, The Vanguard Group (“Vanguard”) reported beneficial ownership of an aggregate of 4,163,475 shares, including sole dispositive power over 4,059,376 shares, shared voting power over 59,334 shares, and shared dispositive power over 104,099 shares. Vanguard is located at 100 Vanguard Blvd., Malvern, PA 19355.
(4)    Mr. Belling is an executive officer of the Company. Shares beneficially owned by Mr. Belling include 8,661 shares which he has the right to acquire within 60 days of January 30, 2026 through the exercise of stock options.
(5)    Mr. Brinkman is an executive officer of the Company. Shares beneficially owned by Mr. Brinkman include 7,118 shares which he has the right to acquire within 60 days of January 30, 2026 through the exercise of stock options.
(6)    Ms. Evanko was an executive officer and a director of the Company. As previously announced, Ms. Evanko resigned from her position as President and Chief Executive Officer and as a director effective as of January 6, 2026. Shares beneficially owned by Ms. Evanko include 157,511 shares which she has the right to acquire within 60 days of January 30, 2026 through the exercise of stock options.
(7)    Mr. Hotchkiss is an executive officer of the Company. Shares beneficially owned by Mr. Hotchkiss include 17,521 shares which he has the right to acquire within 60 days of January 30, 2026 through the exercise of stock options.
(8)    Mr. Vinci is an executive officer of the Company. Shares beneficially owned by Mr. Vinci include 33,463 shares which he has the right to acquire within 60 days of January 30, 2026 through the exercise of stock options.
(9)    Mr. Cichocki is a director of the Company. Of the shares beneficially owned by Mr. Cichocki shown in the table above, 3,062 have been deferred.
(10)    Ms. Harris is a director of the Company. Of the shares beneficially owned by Ms. Harris shown in the table above, 1,422 have been deferred.
(11)    Ms. Harty is a director of the Company.
(12)    Mr. Mahoney is a director of the Company. Of the shares beneficially owned by Mr. Mahoney shown in the table above, 3,062 have been deferred.
(13)    Mr. Sagehorn is a director of the Company.
(14)    Mr. Stiles is a director of the Company. Of the shares beneficially owned by Mr. Stiles shown in the table above, 2,285 have been deferred.
(15)    Mr. Strauch is a director of the Company.
(16)    The number of shares shown as beneficially owned by the Company’s directors and executive officers as a group includes 224,274 shares which the Company’s directors and executive officers as a group have the right to acquire within 60 days of January 30, 2026.
*    Less than 1%.

EQUITY COMPENSATION PLAN INFORMATION
The following tables provide information, as of December 31, 2025 and January 30, 2026, about our Common Stock that may be issued upon the exercise of options, warrants and rights granted under all of our existing equity compensation plans, including our 2024 Omnibus Equity Plan, our 2017 Omnibus Equity Plan and our 2009 Omnibus Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)(c)
Equity compensation plans approved by security holders(1)	732,784	$107.76	1,407,725
Equity compensation plans not approved by security holders	—	—	—
Total	732,784	$107.76	1,407,725
(1)    The amount in column (a) includes: (i) 357,091 shares issuable upon the exercise of outstanding stock options; (ii) 11,917 shares subject to vested stock units; (iii) 226,763 shares issuable upon achievement of maximum targets for PSU awards; and (iv) 137,013 shares issuable upon vesting of restricted share units and restricted stock.
(2)    The weighted average exercise price of outstanding options, warrants and rights does not take into account stock unit awards or performance unit awards since these awards do not have an exercise price.
As a result of awards of RSUs, stock options, PSUs, and director stock awards, as well as option exercises, award payouts and forfeitures in the first quarter of 2026, the number of securities issuable upon exercise of outstanding options, warrants and rights granted under all of our existing equity plans as of January 30, 2026 is included in the table below.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)(c)
Equity compensation plans approved by security holders(1)	648,381	$103.65	1,375,155
Equity compensation plans not approved by security holders	—	—	—
Total	648,381	$103.65	1,375,155
(1)    The amount in column (a) includes: (i) 325,720 shares issuable upon the exercise of outstanding stock options; (ii) 11,904 shares subject to vested stock units; (iii) 151,307 shares issuable upon achievement of maximum targets for PSU awards; and (iv) 159,150 shares issuable upon vesting of restricted share units.
(2)    The weighted average exercise price of outstanding options, warrants and rights does not take into account stock unit awards or performance unit awards since these awards do not have an exercise price.
Item 13.        Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions.
On March 27, 2007, our Board adopted written Related Party Transaction Policies and Procedures (the “Policy”), which provides that it is the policy of the Company not to enter into any “Related Party Transaction” (as such term is defined in the Policy) with one of our executive officers, directors or stockholders known to beneficially own over 5% of a class of our voting securities or their related persons, unless either (i) the Audit Committee approves the transaction in accordance with the guidelines set forth in the Policy or (ii) the transaction is approved by a majority of the Company’s disinterested directors. Any such Related Party Transactions shall be disclosed in the Company’s SEC filings as and to the extent required by applicable SEC rules and regulations.

Director Independence.
Disclosures contained in Item 10 (Directors, Executive Officers and Corporate Governance) of Part III of this Annual Report on Form 10-K regarding director independence are incorporated by reference into this Item 13 (Certain Relationships and Related Transactions, and Director Independence).
Item 14.        Principal Accounting Fees and Services
The Audit Committee has reviewed the audit fees of the independent registered public accounting firms for fiscal years 2025 and 2024.
For work performed in regard to fiscal year’s 2025 and 2024, the Company paid Deloitte & Touche LLP the following fees for services, as categorized below:

	Fiscal Year 2025	Fiscal Year 2024
Audit fees(1)	$6,427,000	$5,740,000
Audit-related fees	282,750	—
Tax fees(2)	10,000	—
All other fees(3)	285,420	33,795
Total fees	$7,005,170	$5,773,795
(1)    Includes fees for audit services, the annual audit, quarterly reviews and certain statutory audits required internationally.
(2)    Tax compliance, tax advice and tax planning.
(3)    The fees listed above represent fees for ESG services and various other fees not reported under (1) and (2).
Our Board has a policy to assure the independence of its independent registered public accounting firm. Prior to the audit of each fiscal year, the Audit Committee receives a written report from its independent registered public accounting firm describing the elements expected to be performed in the course of its audit of the Company’s financial statements for the coming year. All audit-related services, tax services and other services were pre-approved for 2025 and 2024 by the Audit Committee, which concluded that the provision of such services by Deloitte & Touche LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV

Item 15.Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this 2025 Annual Report on Form 10-K:
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
    Consolidated Statements of Cash Flows
    Consolidated Statements of Equity
    Notes to Consolidated Financial Statements
2.  Financial Statement Schedules.  The following additional information should be read in conjunction with the consolidated financial statements:
    Schedule II Valuation and Qualifying Accounts for the Years Ended December 31, 2025, 2024 and 2023.
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

Chart Industries, Inc.

By:	/s/ Gerald F. Vinci
Gerald F. Vinci President (Principal Executive Officer)
Date: February 27, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:

/s/ Andrew R. Cichocki	Chair of the Board, Director
Andrew R. Cichocki

/s/ Gerald F. Vinci	President (Principal Executive Officer)
Gerald F. Vinci

/s/ Joseph R. Brinkman	Vice President and Chief Financial Officer (Principal Financial Officer)
Joseph R. Brinkman

/s/ Paula M. Harris	Director
Paula M. Harris

/s/ Linda A. Harty	Director
Linda A. Harty

/s/ Paul E. Mahoney	Director
Paul E. Mahoney

/s/ David M. Sagehorn	Director
David M. Sagehorn

/s/ Spencer S. Stiles	Director
Spencer Stiles

/s/ Roger A. Strauch	Director
Roger A. Strauch
Date: February 27, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Chart Industries, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Chart Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Sales—Contracts Recognized Over Time—Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
In certain contracts, the Company is engaged to engineer and build highly-customized products and systems. In these circumstances, the Company produces an asset with no alternative use and has a right to payment for performance completed to date. For these contracts, revenue is recognized as the Company satisfies the performance obligations computed using input methods such as costs incurred. Sales in 2025 were $4,264.0 million, of which $3,275.4 million was recognized over time. The costs incurred input method measures progress toward the satisfaction of the performance obligation by multiplying the transaction price of the performance obligation by the percentage of incurred costs as of the balance sheet date to the estimated total costs at completion.
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
•We tested the effectiveness of controls over revenue contracts recognized over time, including management’s controls over the estimates of total costs at completion.
•We selected a sample of in-process revenue contracts recognized over time and performed the following:
–Tested the accuracy and completeness of the costs incurred to date.
–Evaluated the estimates of total costs at completion by:
▪Comparing estimates of total costs at completion to the original project budget and understanding changes in estimates.
▪Testing the accuracy of the estimated costs at completion by selecting costs, vouching the costs to supplier contracts or other supporting documents, and evaluating whether the estimated costs are appropriate.
▪Evaluating management’s ability to achieve the estimates of total costs at completion by observing the project on site and performing corroborating inquiries with the Company’s project managers, engineers, and other relevant site personnel to understand the progress to date and the estimate of total costs at completion.
▪Comparing management’s expected margins for selected contracts to margins of similar completed contracts, when applicable.
•We evaluated management’s ability to estimate total costs at completion accurately by comparing actual inputs to management’s historical estimates for contracts that have been fulfilled.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 27, 2026
We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Chart Industries, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Chart Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 27, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 27, 2026

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$366.0	$308.6
Accounts receivable, net	782.1	752.3
Inventories, net	572.3	490.5
Unbilled contract revenue	986.4	735.1
Other current assets	192.7	178.9
Total Current Assets	2,899.5	2,465.4
Property, plant and equipment, net	918.6	864.2
Goodwill	3,067.6	2,899.9
Identifiable intangible assets, net	2,511.7	2,540.6
Other assets	409.0	353.8
TOTAL ASSETS	$9,806.4	$9,123.9

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,236.5	$1,058.9
Customer advances and billings in excess of contract revenue	324.4	362.2
Accrued interest	104.6	110.4
Termination fee paid by Baker Hughes	258.0	—
Other current liabilities	205.1	258.3
Total Current Liabilities	2,128.6	1,789.8
Long-term debt	3,565.0	3,640.7
Deferred tax liabilities	553.7	544.9
Other long-term liabilities	183.4	153.3
Total Liabilities	6,430.7	6,128.7

Equity
Preferred stock, par value $0.01 per share, $1,000 aggregate liquidation preference — 10,000,000 shares authorized, 0 and 402,500 shares issued at December 31, 2025 and 2024, respectively	—	—
Common stock, par value $0.01 per share — 150,000,000 shares authorized, 48,557,490 and 45,657,062 shares issued at December 31, 2025 and 2024, respectively	0.5	0.5
Additional paid-in capital	1,902.1	1,889.3
Treasury stock; 760,782 shares at both December 31, 2025 and 2024	(19.3)	(19.3)
Retained earnings	1,127.0	1,113.4
Accumulated other comprehensive income (loss)	220.0	(155.1)
Total Chart Industries, Inc. Shareholders’ Equity	3,230.3	2,828.8
Noncontrolling interests	145.4	166.4
Total Equity	3,375.7	2,995.2
TOTAL LIABILITIES AND EQUITY	$9,806.4	$9,123.9
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Sales	$4,264.0	$4,160.3	$3,352.5
Cost of sales	2,826.2	2,771.5	2,312.1
Gross profit	1,437.8	1,388.8	1,040.4
Selling, general and administrative expenses	619.1	547.4	486.3
Termination fee expense	266.0	—	—
Amortization expense	194.3	193.9	163.4
Operating expenses	1,079.4	741.3	649.7
Operating income	358.4	647.5	390.7
Acquisition related finance fees	—	—	26.1
Interest expense, net	307.8	328.5	289.1
Other expense, net	22.5	0.5	17.5
Income from continuing operations before income taxes and equity in earnings of unconsolidated affiliates, net	28.1	318.5	58.0
Income tax (benefit) expense, net	(10.4)	78.6	3.0
Income from continuing operations before equity in earnings of unconsolidated affiliates, net	38.5	239.9	55.0
Equity in earnings (loss) of unconsolidated affiliates, net	0.3	(3.6)	2.5
Net income from continuing operations	38.8	236.3	57.5
Loss from discontinued operations, net of tax	(1.6)	(3.5)	(0.6)
Net income	37.2	232.8	56.9
Less: (Loss) income attributable to noncontrolling interests of continuing operations, net of taxes	(3.5)	14.3	9.6
Net income attributable to Chart Industries, Inc.	$40.7	$218.5	$47.3

Amounts attributable to Chart common stockholders
Income from continuing operations	$42.3	$222.0	$47.9
Less: Mandatory convertible preferred stock dividend requirement	27.2	27.2	27.3
Income from continuing operations attributable to Chart	15.1	194.8	20.6
Loss from discontinued operations, net of tax	(1.6)	(3.5)	(0.6)
Net income attributable to Chart common stockholders	$13.5	$191.3	$20.0

Basic earnings per common share attributable to Chart Industries, Inc.
Income from continuing operations	$0.33	$4.62	$0.49
Loss from discontinued operations	(0.03)	(0.08)	(0.01)
Net income attributable to Chart Industries, Inc.	$0.30	$4.54	$0.48
Diluted earnings per common share attributable to Chart Industries, Inc.
Income from continuing operations	$0.33	$4.17	$0.44
Loss from discontinued operations	(0.03)	(0.07)	(0.01)
Net income attributable to Chart Industries, Inc.	$0.30	$4.10	$0.43
Weighted-average number of common shares outstanding:
Basic	45.10	42.15	41.97
Diluted	45.37	46.67	46.82
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$37.2	$232.8	$56.9
Other comprehensive income (loss):
Foreign currency translation adjustments	361.4	(167.2)	63.7
Defined benefit pension plan:
Actuarial gain (loss) on remeasurement	8.0	(0.7)	5.8
Pension settlement	2.3	1.1	—
Pension liability adjustments	0.3	—	0.9
Defined benefit pension plan	10.6	0.4	6.7
Other comprehensive income (loss), before tax	372.0	(166.8)	70.4
Income tax benefit (expense) related to defined benefit pension plan	1.2	0.5	(1.6)
Other comprehensive income (loss), net of taxes	373.2	(166.3)	68.8
Comprehensive income	410.4	66.5	125.7
Less: Comprehensive loss (income) attributable to noncontrolling interests, net of taxes	5.4	(13.9)	(9.6)
Comprehensive income attributable to Chart Industries, Inc.	$415.8	$52.6	$116.1
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES
Net income	$37.2	$232.8	$56.9
Less: Loss from discontinued operations, net of tax	(1.6)	(3.5)	(0.6)
Income from continuing operations	38.8	236.3	57.5
Adjustments to reconcile net income to net cash provided by operating activities:
Bridge loan facility fees	—	—	26.1
Depreciation and amortization	281.3	269.9	231.1
Employee share-based compensation expense	17.2	18.9	12.6
Financing costs amortization	19.1	19.1	17.2
Unrealized foreign currency transaction loss (gain)	12.8	(16.7)	(3.8)
Deferred income tax benefit	(97.2)	(26.1)	(79.3)
Other non-cash operating activities	13.1	8.5	7.6
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2.4)	(14.5)	(76.5)
Inventories	(70.9)	54.9	20.8
Unbilled contract revenue	(219.2)	(267.7)	(166.0)
Prepaid expenses and other current assets	8.9	4.4	27.6
Accounts payable and other current liabilities	54.3	190.1	237.2
Customer advances and billings in excess of contract revenue	(56.1)	(4.0)	(58.2)
Termination fee paid by Baker Hughes	258.0	—	—
Long-term assets and liabilities	37.0	35.6	(19.1)
Net Cash Provided By Continuing Operating Activities	294.7	508.7	234.8
Net Cash Used In Discontinued Operating Activities	(2.0)	(5.7)	(67.6)
Net Cash Provided By Operating Activities	292.7	503.0	167.2
INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	—	—	(4,322.3)
Proceeds from sale of businesses, net of cash divested	—	—	474.8
Capital expenditures	(89.9)	(120.8)	(135.6)
Investments	(1.4)	(13.1)	(11.6)
Other investing activities	(2.3)	(4.9)	7.2
Net Cash Used In Continuing Investing Activities	(93.6)	(138.8)	(3,987.5)
Net Cash Used In Discontinued Investing Activities	—	(2.5)	(2.6)
Net Cash Used In Investing Activities	(93.6)	(141.3)	(3,990.1)

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31,
	2025	2024	2023
FINANCING ACTIVITIES
Borrowings on credit facilities	3,330.4	3,735.1	1,895.1
Repayments on credit facilities	(3,267.8)	(3,627.2)	(1,901.2)
Repayment of convertible notes	—	(258.7)	—
Borrowings on term loan	—	—	1,747.3
Repayments on term loan	(175.0)	(50.0)	(158.3)
Payments for debt issuance costs	(0.1)	(10.2)	(136.2)
Proceeds from issuance of common stock, net	—	—	11.7
Dividend distribution to noncontrolling interests	(6.2)	—	(12.2)
Dividends paid on mandatory convertible preferred stock	(27.2)	(27.2)	(27.3)
Other financing activities	(9.1)	(5.5)	(6.4)
Net Cash (Used in) Provided By Financing Activities	(155.0)	(243.7)	1,412.5
Effect of exchange rate changes on cash and cash equivalents	15.2	(8.6)	6.2
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	59.3	109.4	(2,404.2)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	310.5	201.1	2,605.3
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD (1)	$369.8	$310.5	$201.1
_______________
(1)Includes restricted cash and restricted cash equivalents of $3.8, $1.9 and $12.8 classified within other current assets on our consolidated balance sheets as of December 31, 2025, 2024 and 2023, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and shares in millions)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Shareholders' Equity
Balance at December 31, 2022	42.56	$0.4	0.4	$—	$1,850.2	$(19.3)	$902.2	$(58.0)	$8.8	$2,684.3
Net income	—	—	—	—	—	—	47.3	—	9.6	56.9
Other comprehensive income	—	—	—	—	—	—	—	68.8	—	68.8
Common stock issuance, net of equity issuance costs	0.10	—	—	—	11.7	—	—	—	—	11.7
Share-based compensation expense	—	—	—	—	12.6	—	—	—	—	12.6
Common stock issued from share-based compensation plans	0.11	—	—	—	1.0	—	—	—	—	1.0
Common stock repurchases from share-based compensation plans	(0.02)	—	—	—	(3.0)	—	—	—	—	(3.0)
Preferred stock dividends	—	—	—	—	—	—	(27.3)	—	—	(27.3)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	146.3	146.3
Dividend distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(12.2)	(12.2)
Other	—	—	—	—	—	—	(0.1)	—	—	(0.1)
Balance at December 31, 2023	42.75	0.4	0.4	—	1,872.5	(19.3)	922.1	10.8	152.5	2,939.0
Net income	—	—	—	—	—	—	218.5	—	14.3	232.8
Other comprehensive income	—	—	—	—	—	—	—	(165.9)	(0.4)	(166.3)
Share-based compensation expense	—	—	—	—	18.9	—	—	—	—	18.9
Common stock issued from share-based compensation plans	0.10	—	—	—	1.4	—	—	—	—	1.4
Common stock repurchases from share-based compensation plans	(0.02)	—	—	—	(3.5)	—	—	—	—	(3.5)
Settlement of warrants	2.83	—	—	—	—	—	—	—	—	—
Settlement of convertible notes	2.34	—	—	—	—	—	—	—	—	—
Exercise of bond hedge	(2.34)	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(27.2)	—	—	(27.2)
Other	—	0.1	—	—	—	—	—	—	—	0.1
Balance at December 31, 2024	45.66	0.5	0.4	—	1,889.3	(19.3)	1,113.4	(155.1)	166.4	2,995.2
Net income (loss)	—	—	—	—	—	—	40.7	—	(3.5)	37.2
Other comprehensive income (loss)	—	—	—	—	—	—	—	375.1	(1.9)	373.2
Share-based compensation expense	—	—	—	—	17.2	—	—	—	—	17.2
Common stock issued from share-based compensation plans	0.09	—	—	—	1.0	—	—	—	—	1.0

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and shares in millions)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Shareholders' Equity
Common stock repurchases from share-based compensation plans	(0.03)	—	—	—	(5.4)	—	—	—	—	(5.4)
Preferred stock dividends	—	—	—	—	—	—	(27.2)	—	—	(27.2)
Dividend distribution to noncontrolling interests (1)	—	—	—	—	—	—	—	—	(15.7)	(15.7)
Stock conversion	2.84	—	(0.4)	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	0.1	—	0.1	0.2
Balance at December 31, 2025	48.56	$0.5	—	$—	$1,902.1	$(19.3)	$1,127.0	$220.0	$145.4	$3,375.7
_______________
(1)Includes dividends payable to noncontrolling interests of $9.5 classified within other current liabilities on our consolidated balance sheet at December 31, 2025.
The accompanying notes are an integral part of these consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share amounts)

NOTE 1 — Nature of Operations and Principles of Consolidation
Nature of Operations: Chart Industries, Inc. is a global leader in the design, engineering, and manufacturing of process technologies and equipment for gas and liquid molecule handling for the Nexus of Clean™ - clean power, clean water, clean food, and clean industrials, regardless of molecule. The Company’s unique product and solution portfolio across stationary and rotating equipment is used in every phase of the liquid gas supply chain, including engineering, service and repair and from installation to preventive maintenance and digital monitoring. Chart is a leading provider of technology, equipment and services related to LNG, hydrogen, biogas and CO2 capture among other applications. Chart is committed to excellence in ESG issues both for its company as well as its customers. With 62 global manufacturing locations and over 50 service centers from the United States to Asia, Australia, India, Europe the Middle East, Africa and South America, we maintain accountability and transparency to our team members, suppliers, customers and communities.
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
Pursuant to the Merger Agreement, each equity award of Chart granted under its equity plans or otherwise that is outstanding immediately prior to the Effective Time will be treated as follows: (i) each outstanding option to purchase shares of Chart Common Stock, whether vested or unvested, that has an exercise price per share less than the Merger Consideration will be cancelled and converted into the right to receive a cash payment equal to the product of (x) the excess of the Merger Consideration over the per-share exercise price of such option and (y) the number of shares subject to the option, and any stock option with an exercise price equal to or greater than the Merger Consideration will be cancelled for no consideration; (ii) each outstanding restricted share unit granted prior to the date of the Merger Agreement, whether vested or unvested, will be converted into the right to receive the Merger Consideration in respect of the number of shares of Chart Common Stock underlying such award; and (iii) each outstanding performance stock unit (“PSU”) will vest as to a pro-rata portion of the award based on the portion of the performance period elapsed prior to the Effective Time, with the level of performance deemed to be satisfied at the greater of (x) the target level of performance applicable to such PSU and (y) the actual level of performance achieved as of immediately prior to the Effective Time (as reasonably determined by the Chart Board or the compensation committee thereof), and the vested portion of each PSU will be cancelled and converted into the right to receive a cash payment equal to the Merger Consideration for each vested share.
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
In accordance with the Termination Agreement, Chart had an obligation to pay Flowserve $266 million. Of this amount, $258 million was paid by Baker Hughes on Chart’s behalf, and $8 million was paid directly by Chart as previously mentioned. As a result, we recorded $266 million to termination fee expense within our consolidated statement of income for the year ended December 31, 2025. We recorded a corresponding liability of $258 million for termination fee paid by Baker Hughes Company within the consolidated balance sheet as of December 31, 2025.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Howden Acquisition: On March 17, 2023, we completed the acquisition of Howden from affiliates of KPS Capital Partners (the “Howden Acquisition”). The acquisition purchase price was $4.4 billion, which we financed with proceeds from borrowings under our senior secured revolving credit facility and term loans due March 2030, common and preferred stock issuances and a private offering of secured notes and unsecured notes. Howden is a leading global provider of mission critical air and gas handling products providing service and support to customers around the world in highly diversified end markets and geographies. The combination of Chart and Howden is complementary and furthers our global leadership position in highly engineered process technologies and products serving the Nexus of Clean™.
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
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents: We consider all investments with an initial maturity of three months or less when purchased to be cash equivalents. Restricted cash and restricted cash equivalents are included within other current assets as of December 31, 2025 and 2024 in the accompanying consolidated balance sheets. For further information regarding restricted cash and restricted cash equivalents balances, refer to Note 9, “Debt and Credit Arrangements.”
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
Investments in Equity Securities: We measure certain of our investments in equity securities where we have no significant influence and generally less than 20% ownership interest at fair value on a recurring basis according to the fair value hierarchy as defined below. We reassess measurement options for these investments on a quarterly basis. Mark-to-market fair value adjustments in these investments in equity securities are classified within other expense (income), net in our consolidated statements of income and comprehensive income. Investments in equity securities for which there is no readily determinable fair value are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Investments in equity securities are included within other assets in our consolidated balance sheets.
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
We enter into a combination of cross-currency swaps and foreign exchange collars as a net investment hedge of our investments in certain international subsidiaries that use the euro as their functional currency in order to reduce the volatility caused by changes in exchange rates. Our cross-currency swaps and foreign exchange collars are measured at fair value and recorded on the consolidated balance sheets within other assets or other long-term liabilities. Changes in fair value are recorded as foreign currency translation adjustments within accumulated other comprehensive loss. See Note 9, “Debt and Credit Arrangements,” for further information regarding the cross-currency swaps and foreign exchange collars.
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
Research and Development Costs: We incurred research and development costs of $41.9, $38.3, and $23.3 for the years ended December 31, 2025, 2024, and 2023, respectively. Such costs are expensed as incurred and included in SG&A expenses in the consolidated statements of income.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Share-based Compensation: We measure share-based compensation expense for share-based payments to employees and directors, including grants of employee stock options, restricted stock, restricted share units and performance units based on the grant-date fair value. The fair value of stock options is calculated using the Black-Scholes pricing model and is recognized on an accelerated basis over the vesting period. The grant-date fair value calculation under the Black-Scholes pricing model requires the use of variables such as exercise term of the option, future volatility, dividend yield, and risk-free interest rate. The fair value of restricted stock and restricted share units is based on Chart’s market price on the date of grant and is generally recognized on an accelerated basis over the vesting period. The fair value of performance units is based on Chart’s market price on the date of grant and pre-determined performance and market conditions as determined by the Compensation Committee of the Board of Directors and is recognized on a straight-line basis over the performance measurement period based on the probability that the performance and market conditions will be achieved. We reassess the vesting probability of performance units each reporting period and adjust share-based compensation expense based on our probability assessment. Share-based compensation expense for all awards considers estimated forfeitures.
During the year, we may repurchase shares of common stock from equity plan participants to satisfy tax withholding obligations relating to the vesting or payment of equity awards. All such repurchased shares are retired in the period in which the repurchases occur.
Defined Benefit Pension Plans: We sponsor multiple defined benefit pension plans. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation. The change in the funded status of the plan is recognized in the year in which the change occurs through accumulated other comprehensive (loss) income. Our funding policy is to contribute at least the minimum funding amounts required by law. Management has chosen policies according to accounting guidance that allow the use of a calculated value of plan assets, which generally reduces the volatility of expense (income) from changes in pension liability discount rates and the performance of the pension plans’ assets.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Recently Adopted Accounting Standards: In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this update enhance the transparency and decision usefulness of income tax disclosures. This update enhances the rate reconciliation by requiring disclosure of specific categories and additional information for reconciling items that meet a quantitative threshold. The update also requires enhanced annual disclosures related to income taxes paid, income from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The amendments are effective for fiscal years beginning after December 15, 2024. We have adopted this ASU effective January 1, 2025 and applied the amendments on a prospective basis.
Recently Issued Accounting Standards (Not Yet Adopted): In December 2025, the FASB issued ASU No. 2025-10, “Accounting for Government Grants”, which adds guidance to ASC 832 on the recognition, measurement, and presentation of government grants. The amendments in this update are effective for fiscal years beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. The updates required by this standard are to be applied either by a modified prospective approach, modified retrospective approach, or a full retrospective approach. We are currently assessing the effect this ASU will have on our financial position, results of operations, and disclosures.
In September 2025, the FASB issued ASU No. 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606)”, which refines the scope of the guidance on derivatives in ASC 815 and clarifies the guidance on share-based payments from a customer in ASC 606. The amendments in this update are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The updates required by this standard are to be applied prospectively with the option for retrospective application. We are currently assessing the effect this ASU will have on our financial position, results of operations, and disclosures.
In September 2025, the FASB issued ASU No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)”, which provides guidance to clarify and modernize the accounting for costs related to internal-use software. The guidance removes references to project stages throughout ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. Additionally, the guidance specifies that the property, plant and equipment disclosure requirements under ASC 360-10 apply to capitalized software costs accounted for under ASC 350-40, regardless of how those costs are presented in the financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The updates required by this standard are to be applied prospectively with the option for retrospective application. We are currently assessing the effect this ASU will have on our financial position, results of operations, and disclosures.
In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. The amendments in this update are effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The updates required by this standard are to be applied prospectively. We are currently assessing the effect this ASU will have on our financial position, results of operations, and disclosures, and do not expect a material impact.
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
NOTE 3 — Segment and Geographic Information
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
As previously disclosed in our Current Report on Form 8-K dated November 17, 2025, Jillian C. Evanko, our former President, Chief Executive Officer and a former member of our board of directors, resigned from her position effective as of January 6, 2026. During the periods presented, our CODM, who was our Chief Executive Officer and President, Ms. Evanko, evaluated each segment’s performance and allocated resources based on operating income as determined in our consolidated statements of income. The CODM used operating income for each segment predominantly in the annual budget and forecasting process. The CODM considered budget-to-actual and current-to-prior period actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources to each segment. Furthermore, the CODM used segment operating income for evaluating pricing strategy and assessing the performance of each segment by comparing the results of each segment with one another and in determining the compensation of certain employees.
Segment Financial Information

	Year Ended December 31, 2025
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Total Segments	Corporate & Intersegment Eliminations	Consolidated
Sales	$624.2	$1,237.7	$1,098.4	$1,303.7	$4,264.0	$—	$4,264.0
Cost of sales	480.9	802.8	816.1	726.4	2,826.2	—	2,826.2
Selling, general and administrative expenses	67.8	50.7	128.2	161.6	408.3	210.8	619.1
Termination fee expense	—	—	—	—	—	266.0	266.0
Amortization expense	7.6	19.8	20.4	146.5	194.3	—	194.3
Operating income (loss)	67.9	364.4	133.7	269.2	835.2	(476.8)	358.4
Depreciation expense (1)	15.4	17.0	24.8	17.2	74.4	12.6	87.0

	Year Ended December 31, 2024
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Total Segments	Corporate & Intersegment Eliminations	Consolidated
Sales	$637.9	$1,035.3	$1,114.3	$1,372.7	$4,160.2	$0.1	$4,160.3
Cost of sales	494.4	736.3	813.2	727.5	2,771.4	0.1	2,771.5
Selling, general and administrative expenses	61.2	45.6	106.6	150.0	363.4	184.0	547.4
Amortization expense	7.7	20.1	21.4	144.7	193.9	—	193.9
Operating income (loss)	74.6	233.3	173.1	350.5	831.5	(184.0)	647.5
Depreciation expense (1)	14.3	17.7	8.3	27.7	68.0	8.0	76.0

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
Sales by Geography
Net sales by geographic area are reported by the destination of sales.

	Year Ended December 31, 2025
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America (1)	$236.2	$829.2	$469.0	$408.8	$—	$1,943.2
Europe, Middle East, Africa and India	215.7	151.3	276.7	559.3	—	1,203.0
Asia-Pacific (2)	162.9	251.0	316.9	277.0	—	1,007.8
Rest of the World	9.4	6.2	35.8	58.6	—	110.0
Total	$624.2	$1,237.7	$1,098.4	$1,303.7	$—	$4,264.0

	Year Ended December 31, 2024
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America (1)	$275.7	$637.8	$441.1	$535.3	$—	$1,889.9
Europe, Middle East, Africa and India	223.7	155.5	319.7	546.0	0.1	1,245.0
Asia-Pacific (2)	122.9	222.4	336.3	225.1	—	906.7
Rest of the World	15.6	19.6	17.2	66.3	—	118.7
Total	$637.9	$1,035.3	$1,114.3	$1,372.7	$0.1	$4,160.3

	Year Ended December 31, 2023
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
North America (1)	$309.5	$594.0	$307.6	$317.6	$(13.1)	$1,515.6
Europe, Middle East, Africa and India	210.0	115.3	230.3	468.4	(9.9)	1,014.1
Asia-Pacific (2)	114.4	163.8	266.3	203.3	(5.1)	742.7
Rest of the World	6.9	18.1	15.7	39.9	(0.5)	80.1
Total	$640.8	$891.2	$819.9	$1,029.2	$(28.6)	$3,352.5
_______________
(1)     Consolidated sales in the United States were $1,797.3, $1,659.0 and $1,387.7 for the years ended December 31, 2025, 2024 and 2023, respectively and represent 42.2%, 39.9% and 41.4% of consolidated sales for the same periods, respectively.
(2)    Consolidated sales in China were $501.4, $565.4 and $460.9 for the years ended December 31, 2025, 2024 and 2023, respectively and represent 11.8%, 13.6% and 13.7% of consolidated sales for the same periods, respectively.

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

	December 31,
	2025	2024
Cryo Tank Solutions	$546.7	$614.0
Heat Transfer Systems	866.8	669.7
Specialty Products	1,047.7	920.6
Repair, Service & Leasing	1,007.2	889.9
Total assets of reportable segments	3,468.4	3,094.2
Goodwill (1)	3,067.6	2,899.9
Identifiable intangible assets, net (1)	2,511.7	2,540.6
Corporate	758.7	589.2
Total assets	$9,806.4	$9,123.9
_______________
(1)See Note 8, “Goodwill and Intangible Assets,” for further information related to goodwill and identifiable intangible assets, net.
Geographic Information

	Property, plant and equipment, net as of December 31,
	2025	2024
United States	$437.8	$420.9
Foreign
Germany	111.2	99.7
China	92.6	94.0
Italy	52.2	46.9
United Kingdom	40.3	34.1
Czech Republic	32.0	30.4
India	29.8	30.7
Other foreign countries	122.7	107.5
Total foreign	480.8	443.3
Total	$918.6	$864.2

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
NOTE 4 — Revenue
Disaggregation of Revenue
The following tables represent a disaggregation of revenue by timing of revenue along with the reportable segment for each category:

	Year Ended December 31, 2025
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$242.6	$22.8	$143.8	$579.4	$—	$988.6
Over time	381.6	1,214.9	954.6	724.3	—	3,275.4
Total	$624.2	$1,237.7	$1,098.4	$1,303.7	$—	$4,264.0

	Year Ended December 31, 2024
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service and Leasing	Intersegment Eliminations	Consolidated
Point in time	$348.6	$11.3	$166.3	$781.4	$—	$1,307.6
Over time	289.3	1,024.0	948.0	591.3	0.1	2,852.7
Total	$637.9	$1,035.3	$1,114.3	$1,372.7	$0.1	$4,160.3

	Year Ended December 31, 2023
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Intersegment Eliminations	Consolidated
Point in time	$444.7	$27.4	$148.4	$603.3	$(18.0)	$1,205.8
Over time	196.1	863.8	671.5	425.9	(10.6)	2,146.7
Total	$640.8	$891.2	$819.9	$1,029.2	$(28.6)	$3,352.5
Refer to Note 3, “Segment and Geographic Information,” for a table of revenue by reportable segment disaggregated by geography.
Contract Balances
The following table represents changes in our contract assets and contract liabilities balances:

	December 31,
	2025	2024
Contract assets
Unbilled contract revenue	$986.4	$735.1

Contract liabilities
Customer advances and billings in excess of contract revenue	$324.4	$362.2
Revenue recognized for the years ended December 31, 2025 and 2024, that was included in the contract liabilities balance at the beginning of each year was $357.5 and $332.9, respectively. The amount of revenue recognized during the year ended December 31, 2025 from performance obligations satisfied or partially satisfied in previous periods as a result of changes in the estimates of variable consideration related to long-term contracts, was not significant. The increase in contract assets as of December 31, 2025 compared to December 31, 2024 was driven by an increase in revenue recognized on an over time basis.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, and excludes unexercised contract options and potential orders. As of December 31, 2025, the estimated revenue expected to be recognized

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
in the future related to remaining performance obligations was $5,886.2, which is equivalent to our backlog. We expect to recognize revenue on approximately 44% of the remaining performance obligations over the next 12 months with the remaining balance recognized over the next few years thereafter.
NOTE 5 — Investments
Equity Method Investments
The following table represents the activity in equity method investments, which are classified within other assets:

Equity Method Investments
Balance at December 31, 2023	$109.9
Equity in loss of unconsolidated affiliates	(5.2)
Foreign currency translation adjustments and other	(7.7)
Dividends received from equity method investments	(3.0)
Balance at December 31, 2024	$94.0
Foreign currency translation adjustments and other	3.1
Dividends received from equity method investments	(0.9)
Balance at December 31, 2025	$96.2
Investments in equity securities
The following table represents the activity in investments in equity securities, which are classified within other assets:

	Investment in Equity Securities, Level 1	Investment in Equity Securities, Level 2	Investments in Equity Securities, All Others (1)	Investments in Equity Securities Total
Balance at December 31, 2023	$4.8	$6.1	$80.3	$91.2
New investments	—	—	13.1	13.1
(Decrease) increase in fair value of investments in equity securities	(3.1)	1.8	12.0	10.7
Foreign currency translation adjustments and other	(0.2)	—	(0.2)	(0.4)
Balance at December 31, 2024	$1.5	$7.9	$105.2	$114.6
New investments	—	—	1.4	1.4
(Decrease) increase in fair value of investments in equity securities	(4.7)	(1.2)	3.9	(2.0)
Foreign currency translation adjustments and other	3.2	—	0.7	3.9
Balance at December 31, 2025	$—	$6.7	$111.2	$117.9
_______________
(1)Consists of investments in equity securities without a readily determinable fair value. Such investments are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer.
Co-Investment Agreement
We have a 25% interest in Hydrogen Technology & Energy Corporation (“HTEC”) which totaled $70.1 and $68.9 at December 31, 2025 and 2024, respectively. Our investment in HTEC is accounted for under the equity method of accounting. HTEC designs, builds, and operates hydrogen fuel supply solutions to support the deployment of hydrogen fuel cell electric vehicles.
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
Accounting Treatment of Put and Call Options
We record the Put and Call Options (together “the Options”) at fair value and record any change in fair value through earnings at each reporting period. The fair value of the put option and call option under the Co-Investment Agreement, dated as of April 30, 2025 was not material as of December 31, 2025.
Hy24 (f/k/a FiveT Hydrogen Fund and Clean H2 Infra Fund)
On April 5, 2021, we were admitted as an anchor investor in Hy24 (the “Hydrogen Fund”). Hy24 is a joint venture between Ardian, a European investment house, and FiveT Hydrogen, an investment manager specialized purely on clean hydrogen investments. Our total investment is 16.2 million euro (equivalent to $19.1) making our unfunded commitment 33.8 million euro (equivalent to $39.7).

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
NOTE 6 — Inventories
The following table summarizes the components of inventory:

	December 31,
	2025	2024
Raw materials and supplies	$237.5	$264.3
Work in process	166.2	104.9
Finished goods	168.6	121.3
Total inventories, net	$572.3	$490.5
NOTE 7 — Property, Plant and Equipment
The following table summarizes the components of property, plant and equipment:

		December 31,
Classification	Estimated Useful Life	2025	2024
Land and buildings	20-35 years	$664.2	$625.1
Machinery and equipment	3-12 years	446.6	387.6
Computer equipment, furniture and fixtures	3-7 years	84.7	68.4
Right-of-use assets		114.3	106.7
Construction in process		86.7	68.9
Total property, plant and equipment, gross		1,396.5	1,256.7
Less: Accumulated depreciation		(477.9)	(392.5)
Total property, plant and equipment, net		$918.6	$864.2
Depreciation expense was $87.0, $76.0 and $67.7 for the years ended December 31, 2025, 2024, and 2023, respectively. Capital expenditures of $13.6 and $13.4 are included in accounts payable in our consolidated balance sheet at December 31, 2025 and 2024, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
NOTE 8 — Goodwill and Intangible Assets
Goodwill
The following table represents the activity in goodwill net of accumulated goodwill impairment loss (“goodwill, net”) and accumulated goodwill impairment loss by segment for 2025:

	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Consolidated
Goodwill, net balance at December 31, 2024	$211.7	$477.1	$568.0	$1,643.1	$2,899.9
Foreign currency translation adjustments and other	16.6	5.2	15.5	130.4	167.7
Goodwill, net balance at December 31, 2025	$228.3	$482.3	$583.5	$1,773.5	$3,067.6

Accumulated goodwill impairment loss at December 31, 2024	$23.5	$49.3	$35.8	$20.4	$129.0
Accumulated goodwill impairment loss at December 31, 2025	$23.5	$49.3	$35.8	$20.4	$129.0

The following table represents the activity in goodwill, net and accumulated goodwill impairment loss by segment for 2024:

	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Consolidated
Goodwill, net balance at December 31, 2023	$219.3	$480.4	$567.9	$1,639.2	$2,906.8
Foreign currency translation adjustments and other	(10.2)	(4.6)	(10.8)	(23.9)	(49.5)
Purchase price adjustments (1)	2.6	1.3	10.9	27.8	42.6
Goodwill, net balance at December 31, 2024	$211.7	$477.1	$568.0	$1,643.1	$2,899.9

Accumulated goodwill impairment loss at December 31, 2023	$23.5	$49.3	$35.8	$20.4	$129.0
Accumulated goodwill impairment loss at December 31, 2024	$23.5	$49.3	$35.8	$20.4	$129.0
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill) (1):

		December 31, 2025		December 31, 2024
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	4 to 18 years	$1,868.6	$(399.7)	$1,762.1	$(284.6)
Technology	5 to 18 years	523.6	(161.0)	493.6	(113.2)
Patents, backlog and other	2 to 10 years	145.5	(130.2)	134.8	(78.1)
Trademarks and trade names	5 to 23 years	1.8	(1.3)	2.5	(1.9)
Land use rights	50 years	10.3	(2.3)	10.1	(2.1)
Total finite-lived intangible assets		$2,549.8	$(694.5)	$2,403.1	$(479.9)
Indefinite-lived intangible assets:
Trademarks and trade names (2)		656.4	—	617.4	—
Total intangible assets		$3,206.2	$(694.5)	$3,020.5	$(479.9)
_______________
(1)Amounts include the impact of foreign currency translation. Fully amortized or impaired amounts are written off.
(2)Accumulated indefinite-lived intangible assets impairment loss was $16.0 at both December 31, 2025 and 2024.
Amortization expense for finite-lived intangible assets was $194.3, $193.9 and $163.4 for the years ended December 31, 2025, 2024, and 2023, respectively. We estimate amortization expense to be recognized during the next five years as follows:

For the Year Ending December 31,
2026	$154.7
2027	143.2
2028	139.1
2029	136.2
2030	128.9

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
NOTE 9 — Debt and Credit Arrangements
Summary of Outstanding Borrowings
The following table represents the components of our borrowings:

	December 31,
	2025	2024
Senior secured and senior unsecured notes:
Principal amount, senior secured notes due 2030	$1,457.0	$1,460.0
Principal amount, senior unsecured notes due 2031	510.0	510.0
Unamortized discount	(19.8)	(23.5)
Unamortized debt issuance costs	(24.2)	(28.8)
Senior secured and senior unsecured notes, net of unamortized discount and debt issuance costs	1,923.0	1,917.7

Senior secured revolving credit facilities and term loans:
Term loans due March 2030	1,406.0	1,581.0
Senior secured revolving credit facility due April 2029	281.7	205.0
Unamortized discount	(22.8)	(31.3)
Unamortized debt issuance costs	(23.6)	(32.3)
Senior secured revolving credit facility and term loan, net of unamortized discount and debt issuance costs	1,641.3	1,722.4

Other debt facilities	1.3	1.5

Total debt, net of unamortized debt issuance costs	3,565.6	3,641.6
Less: Current maturities	0.6	0.9
Long-term debt	$3,565.0	$3,640.7
The following table represents the scheduled maturities for our borrowings, excluding unamortized debt issuance costs, for the next five years:

For the Year Ended December 31,
2026	$0.6
2027	0.1
2028	0.1
2029	281.7
2030	2,863.1
Thereafter	510.4
Total	$3,656.0
Cash paid for interest during the years ended December 31, 2025, 2024 and 2023 was $298.2, $305.0 and $219.8, respectively.
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
Senior Secured Revolving Credit Facility and Term Loans
Senior Secured Revolving Credit Facility
Our fifth amended and restated credit agreement dated as of July 2, 2024, as amended (the “Credit Agreement”) provides for a senior secured revolving credit facility (the “SSRCF”), which matures on April 6, 2029.
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
•Interest and fees are payable on a quarterly basis (or if earlier, at the end of each interest period for SOFR loans), and includes sub limits for letters of credit and swingline loans.
At December 31, 2025, there were $281.7 in borrowings outstanding under the SSRCF bearing an interest rate of 5.8% (7.0% as of December 31, 2024) and $259.1 in letters of credit and bank guarantees outstanding supported by the SSRCF. As of December 31, 2025, we had unused borrowing capacity of $709.2.
A portion of borrowings outstanding under the SSRCF are denominated in euros (“EUR Revolver Borrowings”). EUR Revolver Borrowings outstanding were euro 78.0 million (equivalent to $91.7) at December 31, 2025 and euro 78.0 million (equivalent to $81.0) at December 31, 2024.
Significant financial covenants for the SSRCF include financial maintenance covenants that, as of the last day of any fiscal quarter ending on and after September 30, 2021, (i) require the ratio of the amount of Chart and its subsidiaries’ consolidated total net indebtedness to consolidated EBITDA to be less than the Maximum Total Net Leverage Ratio Levels and (ii) require the ratio of the amount of Chart and its subsidiaries’ consolidated EBITDA to consolidated cash interest expense to

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
be greater than the Minimum Interest Coverage Ratio Levels. The SSRCF includes a number of other customary covenants including, but not limited to, restrictions on our ability to incur additional indebtedness, create liens or other encumbrances, sell assets, enter into sale and lease-back transactions, make certain payments, investments, loans, advances or guarantees, make acquisitions and engage in mergers or consolidations and pay dividends or distributions. At December 31, 2025, we were in compliance with all covenants.
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
Term Loans
Chart has terms loans in the aggregate principal amount of $1,406.0 under the Credit Agreement, which mature March 18, 2030 (“term loans due March 2030”). As of December 31, 2025, the term loans due March 2030 bore an interest rate of 6.5% (7.1% as of December 31, 2024). The effective interest rate on the term loans due March 2030 is 9.1% after accounting for original issue discount and debt issuance costs. We recognized a loss on extinguishment of debt of $8.2 and $7.8 for the years ended December 31, 2025 and 2023, respectively. For the year ended December 31, 2024 the loss on extinguishment of debt was immaterial.
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
Other Debt Facilities
In various markets where we do business, we have local credit facilities to meet local working capital demands, fund letters of credit and bank guarantees, and support other short-term cash requirements. The facilities generally have variable interest rates and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. As of December 31, 2025 we had additional capacity of U.S. dollar equivalent $234.1.
Certain of our other debt facilities allow us to request bank guarantees and letters of credit. None of these facilities allow revolving credit borrowings. We have letters of credit and bank guarantees outside of our Credit Agreement that totaled U.S. dollar equivalent $218.6 and $173.8 as of December 31, 2025 and 2024, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Interest Expense
The following table summarizes interest expense (1):

	Year Ended December 31,
	2025	2024	2023
Interest expense term loans due March 2030	$103.5	$133.0	$119.5
Interest expense senior secured notes due 2030	108.7	108.9	109.7
Interest expense senior unsecured notes due 2031	48.2	48.2	48.6
Interest expense senior secured revolving credit facility due April 2029	32.0	30.3	27.7
Interest expense convertible notes due November 2024	—	2.5	2.4
Financing costs amortization	19.1	19.1	17.2
Capitalized interest	(0.1)	(6.3)	(4.6)
Total interest expense	$311.4	$335.7	$320.5
_______________
(1)Interest expense noted above relates to the debt and credit arrangements identified in this note and includes interest recognized on obligations with contractual interest rates, capitalized interest, financing costs amortization and interest accretion of debt discount.
Fair Value Disclosures
The following table summarizes the carrying values and fair values of our actively quoted debt instruments (1):

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loans due March 2030	$1,359.7	$1,414.8	$1,517.4	$1,589.9
Senior secured notes due 2030	1,428.6	1,520.9	1,425.6	1,517.9
Senior unsecured notes due 2031	494.4	539.9	492.2	546.9
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
NOTE 10 — Shareholders’ Equity
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
Conversion. In December 2025, all outstanding shares of the Mandatory Convertible Preferred Stock converted into 7.0520 shares of common stock per share of Mandatory Convertible Preferred Stock (and, correspondingly, the conversion rate per depositary share was 0.3526 shares of common stock per depositary share). This resulted in the issuance of 2.84 shares of common stock. The conversion rate was determined based on a preceding 20-day volume-weighted-average-price of common stock. Because each depositary share represents a 1/20th fractional interest in a share of Mandatory Convertible Preferred Stock, a holder of depositary shares may have converted its depositary shares only in lots of 20 depositary shares. Any resulting fractional shares were settled in cash, which was immaterial.
Dividends. Dividends on the Mandatory Convertible Preferred Stock were payable on a cumulative basis when, as and if declared at an annual rate of 6.75% on the liquidation value of $1,000 per share. Chart was able to pay declared dividends in cash or, subject to certain limitations, in shares of common stock, or in any combination of cash and shares of common stock on March 15, June 15, September 15 and December 15 of each year, commencing on March 15, 2023 and ending on, and including, December 15, 2025. We declared and paid $27.2, $27.2 and $27.3 in dividends for the years ended December 31, 2025, 2024 and 2023, respectively, which are treated as a reduction to income attributable to common shareholders in the computation of earnings per share.
NOTE 11 — Financial Instruments and Derivative Financial Instruments
Concentrations of Credit Risks: We sell our products primarily to gas producers, distributors, and end-users across energy, industrial, power, HVAC and refining applications in countries throughout the world. 58%, 60%, and 59% of sales were to customers in foreign countries in 2025, 2024, and 2023, respectively.
In 2025, 2024, and 2023, no single customer accounted for more than 10% of consolidated sales. Sales to our top ten customers accounted for 27%, 26% and 25% of consolidated sales in 2025, 2024, and 2023, respectively. Our sales to particular customers fluctuate from period to period, but our large industrial gas producer and distributor customers tend to be a consistently substantial source of revenue for us.
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
The following table represents the fair value of our asset and liability derivatives:

	December 31, 2025
	Notional Amount	Fair Value Other Current Assets	Fair Value Other Assets	Fair Value Other Current Liabilities	Fair Value Other Long-Term Liabilities
Derivatives designated as net investment hedge
Foreign Exchange Collar Contracts (1)	$646.3	$—	$0.3	$—	$17.5

Derivatives not designated as hedges
Foreign Currency Contracts	$382.2	$3.9	$0.7	$1.9	$—

	December 31, 2024
	Notional Amount	Fair Value Other Current Assets	Fair Value Other Assets	Fair Value Other Current Liabilities	Fair Value Other Long-Term Liabilities
Derivatives designated as net investment hedge
Foreign Exchange Collar Contracts (1)	$307.5	$—	$—	$—	$4.4

Derivatives not designated as hedges
Foreign Currency Contracts	$603.3	$3.2	$0.2	$9.7	$0.1
_______________
(1)Represents foreign exchange swaps and foreign exchange options.
The effect of derivative instruments, both designated and not designated in hedging relationships, on the consolidated statements of income and consolidated statements of comprehensive income was not material for the years ended December 31, 2025, 2024 and 2023.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
NOTE 12 — Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows:

	December 31, 2025
	Foreign currency translation adjustments (1)	Pension liability adjustments, net of taxes(2)	Accumulated other comprehensive (loss) income
Beginning balance	$(153.6)	$(1.5)	$(155.1)
Other comprehensive income	363.3	11.7	375.0
Amounts reclassified from accumulated other comprehensive income, net of income taxes (2)	—	0.1	0.1
Net current-period other comprehensive income, net of taxes	363.3	11.8	375.1
Ending balance	$209.7	$10.3	$220.0

	December 31, 2024
	Foreign currency translation adjustments (1)	Pension liability adjustments, net of taxes(2)	Accumulated other comprehensive (loss) income
Beginning balance	$13.2	$(2.4)	$10.8
Other comprehensive (loss) income	(166.8)	0.9	(165.9)
Net current-period other comprehensive (loss) income, net of taxes	(166.8)	0.9	(165.9)
Ending balance	$(153.6)	$(1.5)	$(155.1)
_______________
(1)Foreign currency translation adjustments includes translation adjustments and net investment hedge, net of taxes. See Note 11, “Financial Instruments and Derivative Financial Instruments,” for further information related to the net investment hedge.
(2)We recognized losses of $2.3 and $1.1 related to the settlement of a defined benefit plan for the years ended December 31, 2025 and 2024, respectively. Refer to Note 15, “Employee Benefit Plans” for further information.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
NOTE 13 — Earnings Per Share
The following table presents calculations of net income per share of common stock:

	Year Ended December 31,
	2025	2024	2023
Amounts attributable to Chart common stockholders
Income from continuing operations	$42.3	$222.0	$47.9
Less: Mandatory convertible preferred stock dividend requirement	27.2	27.2	27.3
Income from continuing operations attributable to Chart	15.1	194.8	20.6
Loss from discontinued operations, net of tax	(1.6)	(3.5)	(0.6)
Net income attributable to Chart common stockholders	$13.5	$191.3	$20.0
Earnings per common share – basic:
Income from continuing operations	$0.33	$4.62	$0.49
Loss from discontinued operations	(0.03)	(0.08)	(0.01)
Net income attributable to Chart Industries, Inc.	$0.30	$4.54	$0.48

Earnings per common share – diluted:
Income from continuing operations	$0.33	$4.17	$0.44
Loss from discontinued operations	(0.03)	(0.07)	(0.01)
Net income attributable to Chart Industries, Inc.	$0.30	$4.10	$0.43

Weighted average number of common shares outstanding – basic	45.10	42.15	41.97
Incremental shares issuable upon assumed conversion and exercise of share-based awards	0.27	0.21	0.20
Incremental shares issuable due to dilutive effect of the convertible notes	—	2.21	2.53
Incremental shares issuable due to dilutive effect of warrants	—	2.10	2.12
Weighted average number of common shares outstanding – diluted	45.37	46.67	46.82
Diluted earnings per share does not consider the following cumulative preferred stock dividends and potential common shares as the effect would be anti-dilutive:

	Year Ended December 31,
	2025	2024	2023
Numerator
Mandatory convertible preferred stock dividend requirement (1)	$27.2	$27.2	$27.3
Denominator
Anti-dilutive shares, Share-based awards	0.10	0.12	0.09
Anti-dilutive shares, Mandatory convertible preferred stock (1)	2.69	2.94	3.03
Total anti-dilutive securities	2.79	3.06	3.12
_______________
(1)We calculate the basic and diluted earnings per share based on net income, which approximates income available to common shareholders for each period. Earnings per share is calculated using the two-class method, which is an earnings allocation formula that determines the earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Series B Mandatory Convertible Preferred Stock and the 2024 Convertible Notes were participating securities. Undistributed earnings are not allocated to the participating securities because the participation features are discretionary. Net losses were not allocated to the Series B Mandatory Convertible Preferred Stock, as it did not have a contractual obligation to share in the losses of Chart. Basic net income per share is computed by dividing net income available to common shareholders by the weighted

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing net income available to common shareholders by the sum of the weighted average number of common shares outstanding and any dilutive non-participating securities for the period.
NOTE 14 — Income Taxes
Income from Continuing Operations Before Income Taxes
Income from continuing operations before income taxes consists of the following:

	For the Year Ended December 31,
	2025	2024	2023
United States	$(44.3)	$75.5	$(100.9)
Foreign	72.4	243.0	158.9
Income from continuing operations before income taxes	$28.1	$318.5	$58.0
Provision
Significant components of income tax (benefit) expense, net are as follows:

	For the Year Ended December 31,
	2025	2024	2023
Current:
Federal	$1.3	$27.4	$(15.5)
State and local	(1.4)	7.6	6.6
Foreign	86.9	69.7	91.2
Total current	86.8	104.7	82.3
Deferred:
Federal	(59.0)	(21.4)	1.5
State and local	(5.0)	0.7	(1.8)
Foreign	(33.2)	(5.4)	(79.0)
Total deferred	(97.2)	(26.1)	(79.3)
Total income tax (benefit) expense, net	$(10.4)	$78.6	$3.0
See Note 20, “Discontinued Operations” for the income (loss) from discontinued operations and related income taxes.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Effective Tax Rate Reconciliation
The following table presents the reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax benefit, net for the year ended December 31, 2025 after the adoption of ASU 2023-09:

	Year Ended December 31, 2025
	Amount	Rate
Income tax expense at U.S. statutory rate	$5.9	21.0%
State income taxes, net of federal tax benefit (1)	(6.1)	(21.7)%
Foreign tax effects:
China:
Tax rate differential	0.7	2.5%
Germany:
Tax rate differential	4.9	17.4%
Enacted changes in tax laws or rates	(3.2)	(11.4)%
Other	(0.8)	(2.8)%
Italy:
Withholding tax	2.1	7.5%
Tax rate differential	0.4	1.4%
Other	(0.4)	(1.4)%
United Kingdom:
Changes in valuation allowances	(3.1)	(11.0)%
Tax rate differential	1.8	6.4%
Other	1.2	4.3%
Other foreign jurisdictions	1.4	5.0%
Effect of cross-border tax laws:
Foreign derived intangible income	(7.3)	(26.0)%
Foreign tax credits	(4.3)	(15.3)%
Other cross-border	0.8	2.8%
Tax credits	(4.3)	(15.3)%
Changes in valuation allowances	1.7	6.0%
Nontaxable or nondeductible items:
Executive compensation	2.3	8.2%
Other nontaxable or nondeductible items	0.9	3.2%
Change in uncertain tax positions	(4.7)	(16.7)%
Other items	(0.3)	(1.1)%
Income tax benefit, net	$(10.4)	(37.0)%
_______________
(1)State income taxes in Louisiana made up the majority (greater than 50 percent) of the tax effect within this category.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
The following table presents the reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense, net for the years ended December 31, 2024 and 2023 prior the adoption of ASU 2023-09:

	Year Ended December 31,
	2024	2023
Income tax expense at U.S. statutory rate	$66.8	$12.2
State income taxes, net of federal tax benefit	6.8	3.1
Foreign withholding taxes	2.4	6.3
U.S. taxation of international operations	(6.1)	18.7
Effective tax rate differential of earnings outside of United States	10.7	2.8
Change in valuation allowance	3.0	(2.0)
Research & experimentation	(2.2)	(2.0)
Provision to return	(8.4)	0.8
Non-deductible (non-taxable) items	(0.8)	0.1
Change in uncertain tax positions	3.7	2.0
Share-based compensation	2.1	0.1
Capital (loss)	—	(40.5)
Unremitted earnings not permanently reinvested	0.5	0.9
Other items	0.1	0.5
Income tax expense, net	$78.6	$3.0
The Company adopted ASU 2023‑09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, effective January 1, 2025, and applied the guidance prospectively, as permitted. The amendments related to the effective tax rate reconciliation affect presentation and disaggregation requirements only and do not impact the recognition or measurement of income taxes. The Company applied the guidance using existing underlying balances. Prior‑period amounts have not been reclassified to conform to the new disclosure framework; therefore, the current‑period effective tax rate reconciliation is not directly comparable to prior‑year disclosures.

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

	December 31,
	2025	2024
Deferred tax assets (“DTA”):
Accruals and reserves	$23.0	$13.4
Inventory	163.6	166.8
Research and development (“R&D”) amortization	20.0	22.3
Interest limitation carryover	184.0	172.3
Net operating loss carryforwards	43.6	35.5
Property, plant and equipment - net DTA	11.7	6.8
Other - net DTA	15.7	11.5
Pensions	11.1	—
Termination fee	61.8	—
Total deferred tax assets before valuation allowance	534.5	428.6
Valuation allowances	(100.9)	(98.6)
Total deferred tax assets, net of valuation allowances	$433.6	$330.0
Deferred tax liabilities (“DTL”):
Property, plant and equipment – net DTL	$67.2	$54.5
Goodwill and intangible assets	595.8	587.4
Pensions	—	6.2
Unremitted earnings (APB23)	19.8	20.2
Other – net DTL	11.7	9.3
Deferred revenue	193.2	167.4
Total deferred tax liabilities	$887.7	$845.0
Net deferred tax liabilities	$454.1	$515.0
The net deferred tax liability is classified as follows:
Other assets	$(99.6)	$(29.9)
Deferred tax liabilities	553.7	544.9
Net deferred tax liabilities	$454.1	$515.0
We evaluate the recoverability of our deferred tax assets on a jurisdictional basis by considering whether deferred tax assets will be realized on a more likely than not basis. To the extent a portion or all of the applicable deferred tax assets do not meet the more likely than not threshold, a valuation allowance is recorded. As of December 31, 2025, we have valuation allowances totaling $100.9 consisting primarily of our operations in the United Kingdom, France, and Belgium.
The Company has U.S. state net operating loss carryforwards of $81.4 which are subject to varying statutory expiration periods; however, management expects to utilize these attributes before expiration. As of December 31, 2025, we had $156.9 foreign net operating loss carryforwards primarily in France, Belgium, the Netherlands, Australia, and Italy, subject to local tax limitations. The foreign net operating losses can be carried forward indefinitely, except in applicable jurisdictions that make up less than 11% of available net operating losses. We have tax credit carryforwards of $4.7.
We consider the undistributed earnings of our non-US subsidiaries as of December 31, 2025, to be partially reinvested. We are not permanently reinvested on $317.7 of the undistributed earnings of our foreign subsidiaries. The remaining earnings continue to be indefinitely reinvested outside the United States. We have assessed a total deferred tax liability of $19.8 as of December 31, 2025 on such earnings that have not been indefinitely reinvested. This is a decrease of $0.4 as compared to the deferred tax liability as of December 31, 2024. We have made no provision for U.S. income taxes or additional non-U.S. taxes

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
on certain undistributed earnings of non-U.S. subsidiaries. These earnings could become subject to additional tax if we were to dividend those earnings or sell our interest in the non-U.S. subsidiary. We cannot practically determine the amount of additional taxes that might be payable on those earnings.
The Organisation for Economic Co‑operation and Development (OECD) has established a framework to implement a global minimum corporate tax of 15% for multinational enterprises with revenues above certain thresholds (commonly referred to as “Pillar 2”). Certain aspects of Pillar 2 became effective for fiscal years beginning on or after January 1, 2024, with additional elements becoming effective for fiscal years beginning on or after January 1, 2025. A number of jurisdictions in which the Company operates have enacted, or are in the process of enacting, legislation implementing Pillar 2.
In January 2026, the OECD issued additional administrative guidance related to Pillar 2, including a “side‑by‑side” framework intended to allow certain minimum tax regimes to operate alongside Pillar 2 and, in certain circumstances, limit the application of Pillar 2 top‑up taxes. This guidance is effective for fiscal years beginning on or after January 1, 2026, and did not impact the Company’s financial statements for the year ended December 31, 2025.
The Company continues to monitor developments related to Pillar 2 and the related administrative guidance. Based on current law and available guidance, the Company does not expect Pillar 2 to have a material impact on its effective tax rate or its consolidated results of operations, financial position, or cash flows.
Cash paid for income taxes during the years ended December 31, 2025, 2024, and 2023 was $118.6, $92.7, and $49.7, respectively.

2025
Federal	$13.5
State	3.7
Foreign	101.4
Total	$118.6
Income taxes paid (net of refunds) exceeded five percent of total income taxes paid (net of refunds) in the following jurisdictions:

Foreign	2025
China	$22.4
South Africa	11.8
United Kingdom	10.5
Denmark	8.7
Germany	8.3
Other	39.7
Total	$101.4
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
The reconciliation of beginning to ending gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2025	2024	2023
Unrecognized tax benefits at beginning of the year	$50.3	$37.0	$0.7
Change in beginning of year balance due to foreign exchange fluctuations	2.7	—	—
Additions for tax positions acquired during the current period	—	—	34.4
(Reductions) additions for tax positions taken during the prior period	(3.0)	14.1	3.7
Additions (reductions) for tax positions taken during the current period	4.2	(0.1)	—
Reductions related to settlements with taxing authorities	(7.7)	(0.6)	(1.6)
Lapse of statutes of limitation	(0.1)	(0.1)	(0.2)
Unrecognized tax benefits at end of the year	$46.4	$50.3	$37.0
We are subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions and file numerous group and separate returns in U.S. federal and state jurisdictions as well as international jurisdictions. We are routinely examined by tax authorities around the world, and tax examinations remain in process in multiple countries including, but not limited to, Denmark, Germany, and India. In the United States, the Company is currently under examination by tax authorities for the 2020 and 2023 tax years. With some exceptions, other major tax jurisdictions generally are not subject to examinations for years beginning before 2009.
Included in the balance of unrecognized tax benefits at December 31, 2025 and 2024 was $32.5 and $36.5, respectively of income tax expenses, which, if ultimately recognized, would impact our annual effective tax rate.
We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. We accrued approximately $0.4 and $4.0 of interest and penalties at December 31, 2025 and 2024, respectively We recognized a liability related to interest and penalties on unrecognized tax benefits of $12.3 and $11.0 as of December 31, 2025 and 2024 respectively.
NOTE 15 — Employee Benefit Plans
Defined Benefit Plans
U.S. Plan termination. In May 2024, our Board of Directors approved a resolution to terminate the defined benefit pension plan that covered certain U.S. hourly and salary employees (the “U.S. Plan”) and notified plan participants of the termination and the distribution alternatives. During the fourth quarter of 2024, distributions were made to settle the obligation with plan participants electing a lump sum distribution option. During the third quarter of 2025, the plan was settled in full, which resulted in Chart no longer having any remaining funded pension plan obligations relative to the U.S. Plan. As a result of these settlements, we recognized losses of $2.3 and $1.1, which are classified as other expense, net in the consolidated statements of income for the years ended December 31, 2025 and 2024, respectively.
We have responsibility for ten defined benefit plans outside of the United States, which are predominantly in Germany (the “International Plans”).
The components of net periodic pension cost are as follows:

	U.S. Plan			International Plans
	Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023
Interest cost	$1.2	$2.2	$2.4	$1.4	$1.3	$1.2
Service cost	—	—	—	1.0	0.9	0.7
Expected return on plan assets	(1.4)	(3.0)	(3.3)	(1.9)	(1.8)	(1.3)
Amortization of net loss	0.1	—	0.9	—	—	—
Net settlement loss	2.3	1.1	—	—	—	—
Total net periodic pension cost	$2.2	$0.3	$—	$0.5	$0.4	$0.6

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
The other changes in plan assets and projected benefit obligations recognized in other comprehensive (loss) income, on a pre-tax basis, are as follows:

	U.S. Plan			International Plans
	Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023
Net actuarial (gain) loss	$(3.2)	$3.1	$(5.9)	$(4.8)	$(2.4)	$0.1
Prior service cost	—	—	—	0.4	—	$—
Net amortization	(0.1)	—	(0.9)	—	—	$—
Net settlement loss	(2.3)	(1.1)	—	—	—	4.7
Effect of foreign exchange rates and other	0.4	—	—	(1.0)	—	—
Total recognized in other comprehensive (loss) income	$(5.2)	$2.0	$(6.8)	$(5.4)	$(2.4)	$4.8

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
The changes in the projected benefit obligation and plan assets, the funded status of the plans and the amounts recognized in the consolidated balance sheets are as follows:

	U.S. Plan		International Plans
	December 31,		December 31,
	2025	2024	2025	2024
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$39.5	$48.1	$39.2	$43.0
Interest cost	1.2	2.2	1.4	1.3
Service cost	—	—	1.0	0.9
Benefits paid	(0.5)	(3.5)	(2.4)	(2.1)
Actuarial (gains) losses	(3.7)	0.4	(4.4)	(1.2)
Settlements	(36.5)	(7.7)	—	(0.2)
Amendments	—	—	0.4	—
Foreign exchange rate impact	—	—	4.7	(2.5)
Projected benefit obligation at year end	—	39.5	39.9	39.2
Accumulated benefit obligation at year end	—	39.5	38.6	37.5
Change in plan assets:
Fair value of plan assets at beginning of year	43.1	54.0	42.4	41.8
Actual return	1.5	1.0	2.3	3.3
Employer contributions	—	—	2.4	2.2
Benefits paid	(0.5)	(3.5)	(2.4)	(2.1)
Expenses paid	(0.5)	(0.7)	—	—
Settlements	(36.5)	(7.7)	—	(0.2)
Transfer to defined contribution plan	(7.1)	—	—	—
Foreign exchange rate impact	—	—	5.6	(2.6)
Fair value of plan assets at year end	—	43.1	50.3	42.4
Funded status (accrued pension asset)	$—	$3.6	$10.4	$3.2
Amounts recognized on the consolidated balance sheet at December 31:
Non-current assets	$—	$3.7	$17.9	$10.2
Current liabilities	—	—	(0.7)	(0.4)
Non-current liabilities	—	—	(6.8)	(6.6)
Recognized accrued pension asset (liability)	$—	$3.7	$10.4	$3.2
Unrecognized actuarial loss (gain) recognized in accumulated other comprehensive loss	$—	$5.6	$(7.7)	$(2.3)
Non-current assets related to defined benefit plans are classified within other assets in our consolidated balance sheets. Current liabilities and non-current liabilities related to defined benefit plans are classified within other current liabilities and other long-term liabilities, respectively, in our consolidated balance sheets.
The estimated net periodic pension income for the International Plans that will be amortized from accumulated other comprehensive loss over the next fiscal year is not material.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
International Plans with accumulated benefit obligations in excess of plan assets consist of the following:

	International Plans
	December 31,
	2025	2024
Projected benefit obligation	$7.8	$6.7
Accumulated benefit obligation	6.8	5.7
Fair value of plan assets	0.7	0.3
International Plans with projected benefit obligations in excess of plan assets consist of the following:

	International Plans
	December 31,
	2025	2024
Projected benefit obligation	$11.2	$10.2
Accumulated benefit obligation	9.8	8.5
Fair value of plan assets	3.7	3.2
The actuarial assumptions used in determining pension plan information are as follows:

	U.S. Plan		International Plans
	Year Ended December 31,		Year Ended December 31,
	2024	2023	2025	2024	2023
Assumptions used to determine the projected obligation at year end:
Discount rate (1)	5.5%	5.0%	4.1%	3.4%	3.4%
Rate of increase in compensation levels for active pension plans (1)	—%	—%	3.7%	3.9%	4.1%
Assumptions used to determine net periodic benefit cost:
Discount rate (1)	5.0%	4.9%	4.1%	3.4%	3.4%
Expected long-term weighted-average rate of return on plan assets (1)	6.0%	7.0%	4.8%	4.2%	4.5%
Rate of increase in compensation levels for active pension plans (1)	—%	—%	3.7%	3.9%	4.1%
______________
(1)Not applicable as of December 31, 2025 and for the year then ended since the U.S. Plan was settled as of December 31, 2025.
U.S. Plan
Prior to the settlement of the U.S. plan, the discount rate reflected the current rate at which the pension liabilities could be effectively settled at year end. In estimating this rate, we looked to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized rating agency and the expected timing of benefit payments under the plan.
The expected return assumptions were developed using an averaging formula based upon the U.S. Plans’ investment guidelines, mix of asset classes, historical returns of equities and bonds, and expected future returns. We employed a total return investment approach whereby a mix of equities and fixed income investments were used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance was established through careful consideration of short and long-term plan liabilities, plan funded status and corporate financial condition. The investment portfolio contained a diversified blend of equity and fixed-income investments. Furthermore, equity investments were diversified across U.S. and non-U.S stocks, as well as growth, value, and small and large capitalizations. Investment risk was measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies.

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
The U.S. Plan’s target and actual allocations by asset category prior to the 2025 settlement was 100% cash and cash equivalents (categorized as Level 1 of the fair value hierarchy). The U.S. Plan’s target allocations by asset category as of December 31, 2024 was 71% fixed income funds and 29% other investments. The fair values of fixed income securities held in pooled separate funds were based on net asset value of the units of the funds as determined by the fund manager. These funds were similar in nature to retail mutual funds, but were typically more efficient for institutional investors. The fair value of pooled funds was determined by the value of the underlying assets held by the fund and the units outstanding. The fair value of the pooled funds was not directly observable, but was based on observable inputs. As such, these plan assets were valued using Level 2 inputs. Certain plan assets in the other investments asset category were invested in a general investment account where the fair value was derived from the liquidation value based on an actuarial formula as defined under terms of the investment contract. These plan assets were valued using unobservable inputs and, accordingly, the valuation was performed using Level 3 inputs.
The International Plans’ target allocations by asset category and fair values of the plan assets by asset class at December 31 are as follows:

		International Plans
	Target Allocations by Asset Category	Fair Value
		Total		Level 1		Level 2
Plan Assets:		2025	2024	2025	2024	2025	2024
Insurance contracts	7%	3.3	2.9	—	—	3.3	2.9
Investments funds	93%	47.0	39.5	—	—	47.0	39.5
Total		$50.3	$42.4	$—	$—	$50.3	$42.4
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Our funding policy is to contribute at least the minimum funding amounts required by law. Expected contributions to our International Plans for the year ended December 31, 2025, related to plans as of December 31, 2024, are $2.9. The following benefit payments are expected to be paid by the plan in each of the next five years and in the aggregate for the subsequent five years:

International Plans
2026	$3.0
2027	2.2
2028	2.6
2029	2.6
2030	2.2
In aggregate during five years thereafter	12.4
Defined Contribution Plans
The Company also sponsors defined contribution plans at various locations globally. Company contributions to the plans are based on employee contributions and include a Company match and discretionary contributions. Expenses under the plan totaled $23.3, $22.1, and $18.2 for the years ended December 31, 2025, 2024, and 2023, respectively.
NOTE 16 — Share-based Compensation
Under the 2024 Omnibus Equity Plan (the “2024 Omnibus Equity Plan”) officers and employees (including our principal executive officer, principal financial officer and other “named executive officers”) are eligible to be granted stock options, stock appreciation rights (“SARs”), restricted stock, restricted share units (“RSUs”), performance shares and common shares. The maximum number of shares available for issuance is 1.60, which could be treasury shares or unissued shares, with a limit of 0.20 shares available for incentive stock option grants. As of December 31, 2025, 0.04 stock options, 0.04 shares of restricted stock and RSUs, and 0.02 performance units were outstanding under the 2024 Omnibus Equity Plan.
Under the 2017 Omnibus Equity Plan (the “2017 Omnibus Equity Plan”) officers and employees (including our principal executive officer, principal financial officer and other “named executive officers”) are eligible to be granted stock options, SARs, restricted stock, RSUs, performance shares and common shares. The maximum number of shares available for issuance is 1.70, which may be treasury shares or unissued shares. As of December 31, 2025, 0.30 stock options, 0.05 shares of restricted stock and RSUs, and 0.06 performance units were outstanding under the 2017 Omnibus Equity Plan.
Under the Amended and Restated 2009 Omnibus Equity Plan (“2009 Omnibus Equity Plan”) which was originally approved by our shareholders in May 2009 and re-approved by shareholders in May 2012 as amended and restated, we could grant stock options, SARs, RSUs, restricted stock, performance shares, leveraged restricted shares, and common shares to employees and directors. The maximum number of shares available for issuance is 3.35, which could be treasury shares or unissued shares. As of December 31, 2025, 0.02 stock options were outstanding under the 2009 Omnibus Equity Plan.
Regarding the treatment of equity awards pursuant to the Merger Agreement, refer to Note 1, “Nature of Operations and Principles of Consolidation” for discussion.
We recognized share-based compensation expense of $17.2, $18.9, and $12.6 for the years ended December 31, 2025, 2024, and 2023, respectively. This expense is included in selling, general and administrative expenses in the consolidated statements of income. The tax benefit related to share-based compensation during the years ended December 31, 2025, 2024, and 2023 was $1.6, $1.7 and $1.7, respectively. As of December 31, 2025, there was $9.8 of total unrecognized compensation cost, which is expected to be recognized over the remaining weighted-average period of approximately 1.9 years.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Stock Options
We use a Black-Scholes option pricing model to estimate the fair value of stock options. The expected volatility is based on historical information. The risk-free rate is based on the U.S. Treasury yield in effect at the time of the grant. Weighted-average grant-date fair values of stock options and the assumptions used in estimating the fair values are as follows:

	Year Ended December 31,
	2025	2024	2023
Weighted-average grant-date fair value per share	$99.18	$69.09	$57.15
Expected term (years)	4.8	4.7	4.7
Risk-free interest rate	4.37%	3.95%	3.98%
Expected volatility	57.25%	56.61%	54.66%
Stock options generally have a four-year graded vesting period, an exercise price equal to the fair market value of a share of common stock on the date of grant, and a contractual term of 10 years. The following table summarizes our stock option activity from continuing operations:

	December 31, 2025
	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value	Weighted- average Remaining Contractual Term
Outstanding at beginning of year	0.33	$97.00
Granted	0.05	189.88
Exercised	(0.01)	112.47
Forfeited / Cancelled	(0.01)	156.52
Outstanding at end of year	0.36	$107.76	$35.2	5.32 years
Vested and expected to vest at end of year	0.35	$106.58	$34.9	5.25 years
Exercisable at end of year	0.24	$85.80	$29.2	4.00 years
As of December 31, 2025, total unrecognized compensation cost related to stock options expected to be recognized over the weighted-average period of approximately 2.5 years is $2.4.
The total intrinsic value of options exercised during the years ended December 31, 2025, 2024, and 2023 was $0.7, $1.7, and $2.3, respectively. The total fair value of stock options vested during the years ended December 31, 2025, 2024, and 2023 was $2.8, $2.3, and $2.1, respectively.
Restricted Stock and RSUs
Restricted stock and RSUs generally vest ratably over a three-year period and are valued based on our market price on the date of grant. The following table summarizes our unvested restricted stock and RSUs activity from continuing operations:

	December 31, 2025
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at beginning of year	0.13	$139.41
Granted	0.04	186.16
Forfeited	(0.01)	164.83
Vested	(0.07)	140.31
Unvested at end of year	0.09	$155.70
As of December 31, 2025, total unrecognized compensation cost related to unvested restricted stock and RSUs expected to be recognized over the weighted-average period of approximately 1.6 years is $4.6.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
The weighted-average grant-date fair value of restricted stock and RSUs granted during the years ended December 31, 2025, 2024, and 2023 was $186.16, $138.29, and $132.28, respectively. The total fair value of restricted stock and RSUs that vested during the years ended December 31, 2025, 2024, and 2023 was $10.7, $8.2, and $7.7, respectively.
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

	December 31, 2025
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at beginning of year	0.09	$140.51
Granted	0.02	205.89
Vested	(0.02)	165.32
Forfeited	(0.01)	169.08
Unvested at end of year	0.08	$157.22
As of December 31, 2025, total unrecognized compensation cost related to performance units expected to be recognized over a weighted-average period of approximately 1.7 years is $2.8.
The weighted-average grant-date fair value of performance units granted during the years ended December 31, 2025, 2024, and 2023 was $205.89, $146.77, and $126.86, respectively. The total fair value of performance units that vested during the years ended December 31, 2025, 2024, and 2023 was $2.4, $3.0, and $3.4, respectively.
NOTE 17 — Leases
Lessee Accounting
We lease certain office spaces, warehouses, facilities, vehicles and equipment. Our leases have maturity dates ranging from January 2026 to September 2042.
We incurred $28.6, $26.2 and $21.1 of rental expense under operating leases for the years ended December 31, 2025, 2024 and 2023, respectively, and are included within selling, general and administrative expenses within our consolidated statements of income. Payments related to short-term lease costs and taxes and variable service charges on leased properties were immaterial.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
The following table presents the lease balances within our consolidated balance sheets, weighted average remaining lease term and weighted average discount rates related to our leases:

		December 31,
Lease Assets and Liabilities		2025	2024
Assets
Operating lease, net	Property, plant and equipment, net	$81.7	$78.6
Finance lease, net	Other assets	30.1	14.7
Total lease assets		$111.8	$93.3

Liabilities
Current:
Operating lease liabilities	Other current liabilities	$20.7	$19.6
Finance lease liabilities	Other current liabilities	7.5	2.5
Non-current:
Operating lease liabilities	Other long-term liabilities	62.6	60.5
Finance lease liabilities	Other long-term liabilities	23.5	12.9
Total lease liabilities		$114.3	$95.5

Weighted-average remaining lease terms
Operating leases		5.9 years	6.4 years
Finance leases		5.0 years	7.2 years
Weighted-average discount rate
Operating leases		6.9%	7.0%
Finance leases		6.1%	6.8%
We recorded net non-cash right-of-use assets in exchange for finance and operating lease liabilities of $19.7 and $17.0 for the year ended December 31, 2025, respectively. We recorded net non-cash right-of-use assets in exchange for finance and operating lease liabilities of $0.0 and $25.4 for the year ended December 31, 2024, respectively.
The following table summarizes future minimum lease payments for non-cancelable operating leases and for finance leases as of December 31, 2025:

	Finance	Operating
2026	$9.6	$25.4
2027	9.4	20.1
2028	5.2	16.5
2029	3.2	11.6
2030	2.7	7.9
Thereafter	6.6	20.9
Total future minimum lease payments	$36.7	$102.4
Less: Present value discount	5.7	19.1
Lease liability	$31.0	$83.3

CHART INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Lessor Accounting
We lease equipment manufactured by Chart as sales-type and operating leases. As of December 31, 2025 and 2024, our short-term net investment in sales-type leases was $0.8 and $8.1, respectively and is included in other current assets in our consolidated balance sheets. Our long-term net investment in sales-type leases was $1.9 and $31.7 as of December 31, 2025 and 2024, respectively, and is included in other assets in our consolidated balance sheets.
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
The following table represents sales from sales-type and operating leases:

	December 31,
	2025	2024	2023
Sales-type leases	$42.7	$59.1	$39.3
Operating leases	0.3	4.8	5.2
Total sales from leases	$43.0	$63.9	$44.5
The following table represents scheduled payments for sales-type leases:

December 31, 2025
2026	$0.6
2027	0.6
2028	0.6
2029	0.6
2030	1.0
Thereafter	0.3
Total	3.7
Less: Unearned income	1.0
Total	$2.7
The cost of equipment leased to others at December 31, 2025 and 2024, was not material.
NOTE 18 — Commitments and Contingencies
Environmental
We are subject to federal, state, local, and foreign environmental laws and regulations concerning, among other matters, waste water effluents, air emissions, and handling and disposal of hazardous materials, such as cleaning fluids. We are involved with environmental compliance, investigation, monitoring, and remediation activities at certain of our owned and formerly owned manufacturing facilities, and, except for these continuing remediation efforts, believe we are currently in substantial compliance with all known environmental regulations. Undiscounted accrued reserves at December 31, 2025 and 2024 were not material.
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
Supplemental Disclosure: Following the announcement of the Merger Agreement, two lawsuits — captioned McDaniels v. Chart Industries, Inc. et al., 655434/2025 and Johnson v. Chart Industries, Inc. et al., 655438/2025 — were filed on September 11, 2025 in the Supreme Court of the State of New York by purported Chart stockholders, each naming Chart and the members of its board of directors as defendants (the “Complaints”). The Complaints claim that the Definitive Proxy Statement is materially incomplete and misleading under New York law, and seek injunctive relief, damages and costs, among other remedies. Chart has also received demand letters from multiple stockholders threatening litigation and/or making other demands relating to the Merger, including demands for additional disclosures. Although Chart cannot predict the outcome or estimate the possible loss or range of loss from these matters, Chart and its directors believe that the allegations contained in the Complaints and demand letters are without merit, that no supplemental disclosures are required or necessary under applicable law, and that the requested disclosures are immaterial.
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
NOTE 19 — Accounts Receivable Factoring
On June 27, 2025 we entered into an agreement to sell certain of our trade accounts receivable, with limited recourse, to a third-party financial institution pursuant to factoring arrangements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. During the year ended December 31, 2025, total trade accounts receivable sold under the factoring arrangements were $152.9. Factoring fees for the sales of receivables were recorded in selling, general and administrative expenses in our consolidated statement of income for the year ended December 31, 2025, which were not material. We continue to service the transferred receivables after factoring has occurred, however this servicing does not constitute a significant continuing involvement.
NOTE 20 — Discontinued Operations
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars and shares in millions, except per share amounts)
Summarized Financial Information of Discontinued Operations
The following table represents income from discontinued operations, net of tax:

	Year Ended December 31,
	2025	2024	2023 (1)
Sales	$—	$—	$58.8
Cost of sales	—	—	41.4
Gross profit	—	—	17.4
Selling, general, and administrative expenses	2.1	1.3	7.4
Operating (loss) income	(2.1)	(1.3)	10.0
Other expenses:
Interest expense, net	—	—	8.9
Foreign currency loss	—	—	0.1
Other expense, net	—	—	9.0
(Loss) income before income taxes	(2.1)	(1.3)	1.0
Income tax (benefit) expense	(0.5)	0.2	1.2
Loss from discontinued operations before gain on sale of business	(1.6)	(1.5)	(0.2)
Loss on sale of business, net of $0.0, $0.5 and $5.4 taxes (2)	—	2.0	0.4
Total loss from discontinued operations, net of tax	$(1.6)	$(3.5)	$(0.6)
_______________
(1)The Roots business was acquired on March 17, 2023 and held for sale until the sale was completed on August 18, 2023.
(2)The loss (gain) on sale of the Roots business was $0.0, $2.5 and $(5.0) before taxes for the years ended December 31, 2025, 2024, 2023, respectively.
NOTE 21 — Business Combinations
Unaudited Supplemental Pro Forma Information
The following unaudited pro forma combined financial information for the year ended December 31, 2023 gives effect to the Howden Acquisition and the divestitures of Roots and our American Fan business, as if both occurred on January 1, 2022. The unaudited pro forma information is not necessarily indicative of the results of operations that actually would have occurred under the ownership and management of the Company. In addition, the unaudited pro forma information is not intended to be a projection of future results and does not reflect any operating efficiencies or cost savings that might be achievable.
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

Year Ended December 31, 2023
Pro forma sales from continuing operations	$3,657.7
Pro forma net loss attributable to Chart Industries, Inc. from continuing operations	6.1

CHART INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Translations	Balance at end of period
Year Ended December 31, 2025
Allowance for credit losses	$4.5	$24.8	$—	$(6.3)	(1)	$0.2	$23.2
Deferred tax assets valuation allowance	98.6	5.4	—	(3.1)		—	100.9
Year Ended December 31, 2024
Allowance for credit losses	$5.9	$0.6	$—	$(1.8)	(1)	$(0.2)	$4.5
Deferred tax assets valuation allowance	90.3	8.3	—	—		—	98.6
Year Ended December 31, 2023
Allowance for credit losses	$4.5	$2.2	$—	$(0.6)	(1)	$(0.2)	$5.9
Deferred tax assets valuation allowance	5.4	—	86.9	(2.0)	(2)	—	90.3
_______________
(1)Reversal of amounts previously recorded as allowance for credit losses and uncollectible accounts written off.
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

2.6
Agreement and Plan of Merger, dated as of July 28, 2025, by and among Chart Industries, Inc., Baker Hughes Company, and Tango Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2025 (File No. 001-11442)).

2.7
Agreement and Plan of Merger, dated as of June 3, 2025, by and among Chart Industries, Inc., Flowserve Corporation, Big Sur Merger Sub, Inc. and Napa Merger Sub LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2025 (File No. 001-11442)).

2.7.1
Termination Agreement, dated as of July 28, 2025, by and among Chart Industries, Inc., Flowserve Corporation, Big Sur Merger Sub, Inc. and Napa Merger Sub LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2025 (File No. 001-11442)).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).

3.2	Amended and Restated By-Laws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 19, 2008 (File No. 001-11442)).

4.1	Form of Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133254)).

4.2	Description of Securities. (x)

4.3
Indenture, dated as of December 22, 2022, by and among Chart Industries, Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and as collateral agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 22, 2022 (File No. 001-11442)).

4.4
Indenture, dated as of December 22, 2022, by and among Chart Industries, Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 22, 2022 (File No. 001-11442)).

4.5	Form of 7.500% Senior Secured Notes due 2030 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 22, 2022 (File No. 001-11442)).

4.6	Form of 9.500% Senior Notes due 2031 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 22, 2022 (File No. 001-11442)).

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

10.3.1
Form of Nonqualified Stock Option Agreement (2025 grants) under the Chart Industries, Inc. 2024 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-11442)).*

10.3.2
Form of Performance Unit Agreement (2025 grants) under the Chart Industries, Inc. 2024 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-11442)).*

10.3.3
Form of Restricted Share Unit Agreement (2025 grants) under the Chart Industries, Inc. 2024 Omnibus Equity Plan (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-11442)).*

10.3.4	Form of Restricted Share Unit Agreement (2026 grants) under the Chart Industries, Inc. 2024 Omnibus Equity Plan.* (x)

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

10.7
Amended and Restated Employment Agreement, dated effective June 12, 2018, by and between Chart Industries, Inc. and Jillian C. Evanko (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on July 10, 2018 (File No. 001-11442)).*

10.7.1
Senior Advisor Agreement, dated November 16, 2025, by and between Chart Industries, Inc. and Jillian C. Evanko (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2025 (File No. 001-11442)).*

10.8
Employment Agreement, dated October 26, 2017, by and between Chart Industries, Inc. and Gerald F. Vinci (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-11442)).*

10.8.1
Amendment No. 1, dated as of November 14, 2025, to the Employment Agreement, dated January 3, 2017, by and between Chart Industries, Inc. and Gerald F. Vinci (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2025 (File No. 001-11442)).*

10.8.2
Letter Agreement, dated as of December 22, 2025, by and between Chart Industries, Inc. and Gerald F. Vinci (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2025 (File No. 001-11442)).*

10.9.1
Amended and Restated Severance Agreement, dated effective October 1, 2021, by and between Chart Industries, Inc. and Joe Brinkman (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-11442)).*

10.9.2
Employment Agreement, dated effective January 1, 2025, by and between Chart Industries, Inc. and Joseph R. Brinkman (incorporated by reference to Exhibit 10.9.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2025 (File No. 001-11442)).*

10.9.3
Amendment No. 1, dated as of November 14, 2025, to the Employment Agreement, dated January 1, 2025, by and between Chart Industries, Inc. and Joseph R. Brinkman (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2025 (File No. 001-11442)).*

10.10
Employment Agreement, dated March 26, 2019, by and between Chart Industries, Inc. and Herbert G. Hotchkiss (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-11442)).*

10.10.1
Amendment No. 1, dated as of November 14, 2025, to the Employment Agreement, dated March 26, 2019, by and between Chart Industries, Inc. and Herbert G. Hotchkiss (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2025 (File No. 001-11442)).*

10.10.2
Letter Agreement, dated as of December 22, 2025, by and between Chart Industries, Inc. and Herbert G. Hotchkiss (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2025 (File No. 001-11442)).*

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

10.20
Letter Agreement dated May 30, 2023, by and between Chart Industries, Inc. and Mr. Joseph Belling (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 28, 2023 (File No. 001-11442)).*

10.20.1
Employment Agreement, dated November 14, 2025, by and between Chart Industries, Inc. and Joseph Belling (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2025 (File No. 001-11442)).*

10.20.2
Letter Agreement, dated as of December 29, 2025, by and between Chart Industries, Inc. and Joseph Belling (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2025 (File No. 001-11442)).*

10.21
Co-Investment Agreement, dated as of April 30, 2025, by and among Chart Industries, Inc., BMK PRIVATE CREDIT OPPORTUNITY FUND, LLC; DFO PRIVATE INVESTMENTS, L.P.; MSD PRIVATE CREDIT OPPORTUNITY MASTER FUND, L.P.; MSD PCOF1 - PC, LLC; MSD SBAFLA FUND, L.P. and MSD EMPIRE FUND, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 29, 2025 (File No. 001-11442)).

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

19.1	Insider Trading Policy. (x)

21.1	List of Subsidiaries. (x)

23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche. (x)

31.1	Rule 13a-14(a) Certification of the Company’s Principal Executive Officer and President. (x)

31.2	Rule 13a-14(a) Certification of the Company’s Vice President and Chief Financial Officer. (x)

32.1	Section 1350 Certification of the Company’s Principal Executive Officer and President. (xx)

32.2	Section 1350 Certification of the Company’s Vice President and Chief Financial Officer. (xx)

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