Form 10-Q
period 2026-03-31
CHART INDUSTRIES INC
filed 2026-05-11
CIK 892553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of May 7, 2026, there were 47,869,076 outstanding shares of the Company’s common stock, par value $0.01 per share.

CHART INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in millions, except per share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$267.9	$366.0
Accounts receivable, net	763.4	782.1
Inventories, net	587.5	572.3
Unbilled contract revenue	1,045.6	986.4
Other current assets	195.4	192.7
Total Current Assets	2,859.8	2,899.5
Property, plant, and equipment, net	917.6	918.6
Goodwill	3,061.8	3,067.6
Identifiable intangible assets, net	2,450.9	2,511.7
Other assets	401.5	409.0
TOTAL ASSETS	$9,691.6	$9,806.4

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,114.8	$1,236.5
Customer advances and billings in excess of contract revenue	285.0	324.4
Accrued interest	62.6	104.6
Termination fee paid by Baker Hughes Company	258.0	258.0
Other current liabilities	154.3	205.1
Total Current Liabilities	1,874.7	2,128.6
Long-term debt	3,786.7	3,565.0
Deferred tax liabilities	554.4	553.7
Other long-term liabilities	170.7	183.4
Total Liabilities	6,386.5	6,430.7

Equity
Common stock, par value $0.01 per share — 150,000,000 shares authorized, 48,629,858 and 48,557,490 shares issued at March 31, 2026 and December 31, 2025, respectively	0.5	0.5
Additional paid-in capital	1,903.3	1,902.1
Treasury stock; 760,782 shares at both March 31, 2026 and December 31, 2025	(19.3)	(19.3)
Retained earnings	1,109.8	1,127.0
Accumulated other comprehensive income	162.9	220.0
Total Chart Industries, Inc. Shareholders’ Equity	3,157.2	3,230.3
Noncontrolling interests	147.9	145.4
Total Equity	3,305.1	3,375.7
TOTAL LIABILITIES AND EQUITY	$9,691.6	$9,806.4
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Sales	$884.8	$1,001.5
Cost of sales	633.4	661.7
Gross profit	251.4	339.8
Selling, general and administrative expenses	152.0	141.0
Amortization expense	46.8	46.5
Operating expenses	198.8	187.5
Operating income	52.6	152.3
Interest expense, net	73.0	77.1
Other expense, net	6.3	3.3
(Loss) income from continuing operations before income taxes and equity in loss of unconsolidated affiliates, net	(26.7)	71.9
Income tax (benefit) expense	(12.5)	17.6
(Loss) income from continuing operations before equity in loss of unconsolidated affiliates, net	(14.2)	54.3
Equity in loss of unconsolidated affiliates, net	(0.3)	—
Net (loss) income from continuing operations	(14.5)	54.3
Loss from discontinued operations, net of tax	—	(2.0)
Net (loss) income	(14.5)	52.3
Less: Income attributable to noncontrolling interests of continuing operations, net of taxes	2.6	2.8
Net (loss) income attributable to Chart Industries, Inc.	$(17.1)	$49.5

	Three Months Ended March 31,
	2026	2025

Amounts attributable to Chart common shareholders
(Loss) income from continuing operations	$(17.1)	$51.5
Less: Mandatory convertible preferred stock dividend requirement	—	6.8
(Loss) income from continuing operations attributable to Chart	(17.1)	44.7
Loss from discontinued operations, net of tax	—	(2.0)
Net (loss) income attributable to Chart common shareholders	$(17.1)	$42.7

Basic earnings per common share attributable to Chart Industries, Inc.
(Loss) income from continuing operations	$(0.36)	$0.99
Loss from discontinued operations	—	(0.04)
Net (loss) income attributable to Chart Industries, Inc.	$(0.36)	$0.95
Diluted earnings per common share attributable to Chart Industries, Inc.
(Loss) income from continuing operations	$(0.36)	$0.99
Loss from discontinued operations	—	(0.05)
Net (loss) income attributable to Chart Industries, Inc.	$(0.36)	$0.94
Weighted-average number of common shares outstanding:
Basic	47.85	44.93
Diluted	47.85	45.20

Other comprehensive (loss) income:
Net (loss) income	$(14.5)	$52.3
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net	(56.9)	128.1
Pension liability adjustments, net of taxes	(0.2)	0.3
Other comprehensive (loss) income, net of tax	(57.1)	128.4
Comprehensive (loss) income, net of taxes	(71.6)	180.7
Less: Comprehensive income attributable to noncontrolling interests, net of taxes	2.6	8.4
Comprehensive (loss) income attributable to Chart Industries, Inc., net of taxes	$(74.2)	$172.3
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in millions)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net (loss) income	$(14.5)	$52.3
Less: Loss from discontinued operations, net of tax	—	(2.0)
Net (loss) income from continuing operations	(14.5)	54.3
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	71.5	66.2
Employee share-based compensation expense	5.4	6.2
Financing costs amortization	4.9	4.8
Other non-cash operating activities	7.6	(0.6)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	25.1	23.3
Inventories	(16.6)	(8.9)
Unbilled contract revenue	(63.7)	(89.0)
Prepaid expenses and other current assets	(7.6)	(16.6)
Accounts payable and other current liabilities	(203.7)	(62.9)
Customer advances and billings in excess of contract revenue	(40.1)	(41.9)
Long-term assets and liabilities	(16.3)	5.1
Net Cash Used In Continuing Operating Activities	(248.0)	(60.0)
Net Cash Provided By Discontinued Operating Activities	—	—
Net Cash Used In Operating Activities	(248.0)	(60.0)
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(29.1)	—
Capital expenditures	(24.8)	(20.1)
Investments	(3.3)	(1.4)
Other investing activities	(0.3)	0.4
Net Cash Used In Investing Activities	(57.5)	(21.1)
FINANCING ACTIVITIES
Borrowings on credit facilities	803.8	746.2
Repayments on credit facilities	(584.5)	(666.6)
Common stock repurchases from share-based compensation plans	(5.2)	(3.9)
Dividend distribution to noncontrolling interests	(9.5)	—
Dividends paid on mandatory convertible preferred stock	—	(6.8)
Other financing activities	(0.7)	(3.2)
Net Cash Provided By Financing Activities	203.9	65.7
Effect of exchange rate changes on cash and cash equivalents	1.2	2.9
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(100.4)	(12.5)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period (includes restricted cash of $3.8 and $1.9, respectively)	369.8	310.5
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD (includes restricted cash of $1.5 and $1.8, respectively)	$269.4	$298.0
See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Dollars in millions)

	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Income	Noncontrolling Interests
	Shares Outstanding	Amount		Treasury Stock	Retained Earnings			Total Equity
Balance at December 31, 2025	48.56	$0.5	$1,902.1	$(19.3)	$1,127.0	$220.0	$145.4	$3,375.7
Net (loss) income	—	—	—	—	(17.1)	—	2.6	(14.5)
Other comprehensive loss	—	—	—	—	—	(57.1)	—	(57.1)
Share-based compensation expense	—	—	5.4	—	—	—	—	5.4
Common stock issued from share-based compensation plans	0.10	—	0.9	—	—	—	—	0.9
Common stock repurchases from share-based compensation plans	(0.02)	—	(5.2)	—	—	—	—	(5.2)
Other	—	—	0.1	—	(0.1)	—	(0.1)	(0.1)
Balance at March 31, 2026	48.64	$0.5	$1,903.3	$(19.3)	$1,109.8	$162.9	$147.9	$3,305.1

	Common Stock		Preferred Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares Outstanding	Amount	Shares Outstanding	Amount		Treasury Stock	Retained Earnings			Total Equity
Balance at December 31, 2024	45.66	$0.5	0.4	$—	$1,889.3	$(19.3)	$1,113.4	$(155.1)	$166.4	$2,995.2
Net income	—	—	—	—	—	—	49.5	—	2.8	52.3
Other comprehensive income	—	—	—	—	—	—	—	122.8	5.6	128.4
Share-based compensation expense	—	—	—	—	6.2	—	—	—	—	6.2
Common stock issued from share-based compensation plans	0.06	—	—	—	0.3	—	—	—	—	0.3
Common stock repurchases from share-based compensation plans	(0.02)	—	—	—	(3.9)	—	—	—	—	(3.9)
Preferred stock dividend	—	—	—	—	—	—	(6.8)	—	—	(6.8)
Dividend distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(5.0)	(5.0)
Other	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance at March 31, 2025	45.70	$0.5	0.4	$—	$1,891.9	$(19.3)	$1,156.1	$(32.3)	$169.7	$3,166.6

See accompanying notes to these unaudited condensed consolidated financial statements.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2026
(Dollars and shares in millions, except per share amounts)

NOTE 1 — Basis of Preparation
The accompanying unaudited condensed consolidated financial statements of Chart Industries, Inc. and its consolidated subsidiaries (herein referred to as the “Company,” “Chart,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
Nature of Operations: We are a global leader in the design, engineering, and manufacturing of process technologies and equipment for gas and liquid molecule handling for the Nexus of Clean™ - clean power, clean water, clean food, and clean industrials, regardless of molecule. The company’s unique product and solution portfolio across stationary and rotating equipment is used in every phase of the liquid gas supply chain, including engineering, service and repair and from installation to preventive maintenance and digital monitoring. Chart is a leading provider of technology, equipment and services related to liquefied natural gas, hydrogen, biogas, and CO2 capture amongst other applications. Chart is committed to excellence in environmental, social, and corporate governance (ESG) issues both for our company as well as our customers. With 63 global manufacturing locations and 50 service centers from the United States to Asia, India, Europe and South America, we maintain accountability and transparency to our team members, suppliers, customers and communities.
Proposed Merger with Baker Hughes Company: On July 28, 2025, Chart Industries, Inc., a Delaware corporation (“Chart”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Baker Hughes Company, a Delaware corporation (“Baker Hughes”), and Tango Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Baker Hughes (“Merger Sub”). The Merger Agreement was unanimously approved by Chart’s board of directors (the “Chart Board”) after the Chart Board determined that the proposal received from Baker Hughes constituted a “Superior Chart Proposal” under the terms of its previously entered into merger agreement with Flowserve. On October 6, 2025, Chart’s stockholders approved the proposal to adopt the Merger Agreement.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2026
(Dollars and shares in millions, except per share amounts) – Continued

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
In accordance with the Termination Agreement, Chart had an obligation to pay Flowserve $266 million. Of this amount, $258 million was paid by Baker Hughes on Chart’s behalf, and $8 million was paid directly by Chart as previously mentioned. As a result, we recorded $266 million to termination fee expense during the third quarter of 2025. We recorded a

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2026
(Dollars and shares in millions, except per share amounts) – Continued

corresponding liability of $258 million for termination fee paid by Baker Hughes Company, which is reflected within the condensed consolidated balance sheet as of March 31, 2026.
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
Use of Estimates: The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements. These estimates may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions based on a number of factors including the current macroeconomic conditions such as inflation, supply chain disruptions, and the impact of regional conflicts, including the conflict in Iran, as well as risks set forth in our Annual Report on Form 10-K.
Recently Adopted Accounting Standards: In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The amendments in this update are effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. We adopted this ASU effective January 1, 2026 on a prospective basis. The adoption did not have a material impact on our condensed consolidated financial statements.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2026
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 2 — Reportable Segments
We have four reportable segments which reflect the manner in which our chief operating decision maker (“CODM”) reviews results and allocates resources. Each segment is organized and managed based upon the nature of our markets and customers and consists of similar products and services. Each of our four reportable segments operate globally and are also our operating segments: Cryo Tank Solutions, Heat Transfer Systems, Specialty Products and Repair, Service & Leasing. Our Cryo Tank Solutions segment, which has principal operations in the United States, Europe and Asia, serves most geographic regions around the globe, supplying bulk, microbulk and mobile equipment used in the storage, distribution, vaporization, and application of industrial gases and certain hydrocarbons. Our Heat Transfer Systems segment, with principal operations in the United States and Europe, also serves most geographic regions globally, supplying mission-critical engineered equipment and systems used in the recovery, separation, liquefaction, and purification of hydrocarbons, liquefied natural gas (“LNG”) and industrial gases that span gas-to-liquid applications. Our Specialty Products segment supplies products used in specialty end-market applications including engineered liquefaction, storage and compression equipment for hydrogen and helium, LNG for over-the-highway vehicles, biofuels, carbon capture, food and beverage, aerospace, nuclear, marine, mining, lasers and water treatment end markets. Our Repair, Service & Leasing segment provides installation, retrofitting and refurbishment, services and repairs, preventative and contractual maintenance, and digital solutions of Chart’s stationary (liquefaction, fueling stations, among other products) and rotating equipment (compression, fans, among other products) globally in addition to providing targeted equipment leasing solutions.
Corporate includes certain unallocated operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology (“IT”), investor relations, legal, internal audit, and risk management. Corporate support functions are not currently allocated to the segments.
Our CODM, who is our President, evaluates each segment’s performance and allocates resources based on operating income as determined in our consolidated statements of operations. The CODM uses operating income for each segment predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual and current-to-prior period actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources to each segment. Furthermore, the CODM uses segment operating income for evaluating pricing strategy and assessing the performance of each segment by comparing the results of each segment with one another and in determining the compensation of certain employees.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2026
(Dollars and shares in millions, except per share amounts) – Continued

Segment Financial Information

	Three Months Ended March 31, 2026
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Corporate	Consolidated
Sales	$145.6	$246.1	$214.5	$278.6	$—	$884.8
Cost of sales	111.6	194.6	168.8	158.4	—	633.4
Selling, general and administrative expenses	21.5	12.8	32.9	40.5	44.3	152.0
Amortization expense	1.9	6.6	4.4	33.9	—	46.8
Operating income (loss)	10.6	32.1	8.4	45.8	(44.3)	52.6
Depreciation expense (1)	4.9	4.5	7.4	4.7	3.2	24.7

	Three Months Ended March 31, 2025
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Corporate	Consolidated
Sales	$153.2	$267.3	$276.1	$304.9	$—	$1,001.5
Cost of sales	116.0	184.7	192.4	168.6	—	661.7
Selling, general and administrative expenses	17.7	10.8	30.4	38.9	43.2	141.0
Amortization expense	1.9	4.9	5.0	34.7	—	46.5
Operating income (loss)	17.6	66.9	48.3	62.7	(43.2)	152.3
Depreciation expense (1)	4.3	4.1	5.0	3.6	2.7	19.7
______________
(1)Depreciation disclosed by reportable segment is included within cost of sales and selling, general and administrative expenses.
Sales by Geography
Net sales by geographic area are reported by the destination of sales.

	Three Months Ended March 31, 2026
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Consolidated
North America	$59.6	$173.6	$100.4	$81.5	$415.1
Europe, Middle East, Africa and India	53.4	36.3	49.5	122.2	261.4
Asia-Pacific	29.4	36.1	57.8	65.5	188.8
Rest of the World	3.2	0.1	6.8	9.4	19.5
Total	$145.6	$246.1	$214.5	$278.6	$884.8

	Three Months Ended March 31, 2025
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Consolidated
North America	$58.6	$162.5	$122.4	$113.7	$457.2
Europe, Middle East, Africa and India	57.3	39.4	64.6	119.7	281.0
Asia-Pacific	35.6	64.6	82.9	60.5	243.6
Rest of the World	1.7	0.8	6.2	11.0	19.7
Total	$153.2	$267.3	$276.1	$304.9	$1,001.5

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2026
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

	March 31, 2026	December 31, 2025
Cryo Tank Solutions	$613.7	$546.7
Heat Transfer Systems	895.0	866.8
Specialty Products	971.5	1,047.7
Repair, Service & Leasing	1,051.5	1,007.2
Total assets of reportable segments	3,531.7	3,468.4
Goodwill	3,061.8	3,067.6
Identifiable intangible assets, net	2,450.9	2,511.7
Corporate	647.2	758.7
Total	$9,691.6	$9,806.4
NOTE 3 — Revenue
Disaggregation of Revenue
The following tables represent a disaggregation of revenue by timing of revenue along with the reportable segment for each category:

	Three Months Ended March 31, 2026
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Consolidated
Point in time	$56.4	$6.2	$34.8	$103.9	$201.3
Over time	89.2	239.9	179.7	174.7	683.5
Total	$145.6	$246.1	$214.5	$278.6	$884.8

	Three Months Ended March 31, 2025
	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Consolidated
Point in time	$57.4	$1.4	$42.6	$166.8	$268.2
Over time	95.8	265.9	233.5	138.1	733.3
Total	$153.2	$267.3	$276.1	$304.9	$1,001.5
Refer to Note 2, “Reportable Segments,” for a table of revenue by reportable segment disaggregated by geography.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2026
(Dollars and shares in millions, except per share amounts) – Continued

Contract Balances
The following table presents our contract assets and contract liabilities balances:

	March 31, 2026	December 31, 2025
Contract assets
Unbilled contract revenue	$1,045.6	$986.4

Contract liabilities
Customer advances and billings in excess of contract revenue	$285.0	$324.4
Revenue recognized for the three months ended March 31, 2026 and 2025, that was included in the contract liabilities balance at the beginning of the year was $143.3 and $155.1, respectively. The amount of revenue recognized during the three months ended March 31, 2026 from performance obligations satisfied or partially satisfied in previous periods as a result of changes in the estimates of variable consideration related to long-term contracts, was not significant. The increase in contract assets as of March 31, 2026 compared to December 31, 2025 was driven by an increase in revenue recognized on an over time basis.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, and excludes unexercised contract options and potential orders. As of March 31, 2026, the estimated revenue expected to be recognized in the future related to remaining performance obligations was $6,282.9. We expect to recognize revenue on approximately 42% of the remaining performance obligations over the next 12 months and the remainder over the next few years thereafter.
NOTE 4 — Inventories
The following table summarizes the components of inventory:

	March 31, 2026	December 31, 2025
Raw materials and supplies	$245.5	$237.5
Work in process	168.8	166.2
Finished goods	173.2	168.6
Total inventories, net	$587.5	$572.3
NOTE 5 — Leases
Lessee Accounting
We lease certain office spaces, warehouses, facilities, vehicles and equipment. Our leases have maturity dates ranging from April 2026 to September 2042.
We incurred $7.7 and $6.7 of rental expense under operating leases for the three months ended March 31, 2026 and 2025, respectively, and these are included in selling, general and administrative expenses within our unaudited condensed consolidated statements of operations and comprehensive (loss) income. Payments related to short-term lease costs and taxes and variable service charges on leased properties were immaterial.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2026
(Dollars and shares in millions, except per share amounts) – Continued

The following table presents the lease balances within our unaudited condensed consolidated balance sheets, weighted average remaining lease term and weighted average discount rates related to our leases:

Lease Assets and Liabilities		March 31, 2026	December 31, 2025
Assets
Operating lease, net	Property, plant and equipment, net	$85.4	$81.7
Finance lease, net	Other assets	28.0	30.1
Total lease assets		$113.4	$111.8

Liabilities
Current:
Operating lease liabilities	Other current liabilities	$22.1	$20.7
Finance lease liabilities	Other current liabilities	7.4	7.5
Non-current:
Operating lease liabilities	Other long-term liabilities	65.1	62.6
Finance lease liabilities	Other long-term liabilities	21.4	23.5
Total lease liabilities		$116.0	$114.3

Weighted-average remaining lease terms
Operating leases		5.8 years	5.9 years
Finance leases		4.9 years	5.0 years
Weighted-average discount rate
Operating leases		6.9%	6.9%
Finance leases		6.2%	6.1%
We recorded net non-cash right-of-use assets in exchange for operating lease liabilities of $9.5 for the three months ended March 31, 2026.
The following table summarizes future minimum lease payments for non-cancelable operating leases and for finance leases as of March 31, 2026:

	Finance	Operating
2026	$7.1	$20.8
2027	9.4	22.7
2028	5.2	19.0
2029	3.2	12.6
2030	2.7	8.6
2031	2.8	5.4
Thereafter	3.7	5.4
Total future minimum lease payments	34.1	94.5
Less: Present value discount	5.3	7.3
Lease liability	$28.8	$87.2

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2026
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 6 — Goodwill and Intangible Assets
Goodwill
The following table represents the changes in goodwill by segment:

	Cryo Tank Solutions	Heat Transfer Systems	Specialty Products	Repair, Service & Leasing	Consolidated
Balance at December 31, 2025	$228.3	$482.3	$583.5	$1,773.5	$3,067.6
Goodwill acquired during the period (1)	12.2	—	0.9	3.0	16.1
Foreign currency translation adjustments and other	1.4	0.4	(0.9)	(22.8)	(21.9)
Balance at March 31, 2026	$241.9	$482.7	$583.5	$1,753.7	$3,061.8

Accumulated goodwill impairment loss at December 31, 2025	$23.5	$49.3	$35.8	$20.4	$129.0
Accumulated goodwill impairment loss at March 31, 2026	$23.5	$49.3	$35.8	$20.4	$129.0
_____________
(1)Goodwill acquired during the period primarily relates to the acquisition of Cryotek Holding B.V. (“Cryonorm”), a leading provider of cryogenic engineered systems, equipment and associated services, which we acquired for approximately $28.0 in cash (subject to certain customary adjustments), net of $5.2 of cash acquired. The financial results of Cryonorm are included in our condensed consolidated financial statements from the date of acquisition. The Cryonorm acquisition was not material to our condensed consolidated financial statements.
Intangible Assets
The following table displays the gross carrying amount and accumulated amortization for finite-lived intangible assets and indefinite-lived intangible assets (exclusive of goodwill) (1):

		March 31, 2026		December 31, 2025
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	4 to 18 years	$1,859.8	$(424.6)	$1,868.6	$(399.7)
Technology	5 to 18 years	519.2	(166.9)	523.6	(161.0)
Patents, backlog and other	2 to 10 years	144.7	(138.2)	145.5	(130.2)
Trademarks and trade names	5 to 23 years	2.7	(1.3)	1.8	(1.3)
Land use rights	50 years	10.5	(2.4)	10.3	(2.3)
Total finite-lived intangible assets		$2,536.9	$(733.4)	$2,549.8	$(694.5)
Indefinite-lived intangible assets:
Trademarks and trade names (2)		647.4	—	656.4	—
Total intangible assets		$3,184.3	$(733.4)	$3,206.2	$(694.5)
_______________
(1)Amounts include the impact of foreign currency translation. Fully amortized or impaired amounts are written off.
(2)Accumulated indefinite-lived intangible assets impairment loss was $16.0 at both March 31, 2026 and December 31, 2025.
Amortization expense for intangible assets subject to amortization was $46.8 and $46.5 for the three months ended March 31, 2026 and 2025, respectively.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2026
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 7 — Investments
Equity Method Investments
The following table presents the activity in equity method investments, which are classified within other assets:

Equity Method Investments
Balance at December 31, 2025	$96.2
Equity in loss of unconsolidated affiliates	(0.3)
Foreign currency translation adjustments and other	(2.0)
Balance at March 31, 2026	$93.9
Investments in Equity Securities
The following table presents the activity in investments in equity securities, which are classified within other assets:

	Investment in Equity Securities, Level 2	Investments in Equity Securities, All Others (1)	Investments Total
Balance at December 31, 2025	$6.7	$111.2	$117.9
New investments	—	3.3	3.3
Decrease in fair value of investments in equity securities	(0.1)	(5.9)	(6.0)
Foreign currency translation adjustments and other	—	0.3	0.3
Balance at March 31, 2026	$6.6	$108.9	$115.5
_______________
(1)Consists of investments in equity securities without a readily determinable fair value. Such investments are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer.
Co-Investment Agreement
We have a 25% interest in Hydrogen Technology & Energy Corporation (“HTEC”) which totaled $68.1 and $70.1 at March 31, 2026 and December 31, 2025, respectively. Our investment in HTEC is accounted for under the equity method of accounting. HTEC designs, builds, and operates hydrogen fuel supply solutions to support the deployment of hydrogen fuel cell electric vehicles.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2026
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
Accounting Treatment of Put and Call Options
We record the Put and Call Options (together “the Options”) at fair value and record any change in fair value through earnings at each reporting period. The fair value of the put option and call option under the Co-Investment Agreement, dated as of April 30, 2025 was not material on March 31, 2026.
Hy24 (f/k/a FiveT Hydrogen Fund and Clean H2 Infra Fund)
We hold an equity interest in Hy24 (the “Hydrogen Fund”), a joint venture between Ardian, a European investment house, and FiveT Hydrogen, an investment manager specialized purely on clean hydrogen investments. Our total investment to date is euro 19.8 million (equivalent to $22.7), making our unfunded commitment euro 30.2 million (equivalent to $34.8).

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2026
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 8 — Debt and Credit Arrangements
Summary of Outstanding Borrowings
The following table represents the components of our borrowings:

	March 31, 2026	December 31, 2025
Senior secured and senior unsecured notes:
Principal amount, senior secured notes due 2030	$1,457.0	$1,457.0
Principal amount, senior unsecured notes due 2031	510.0	510.0
Unamortized discount	(18.9)	(19.8)
Unamortized debt issuance costs	(22.9)	(24.2)
Senior secured and senior unsecured notes, net of unamortized discount and debt issuance costs	1,925.2	1,923.0

Senior secured revolving credit facilities and term loans:
Term loans due March 2030	1,406.0	1,406.0
Senior secured revolving credit facility due April 2029	498.9	281.7
Unamortized discount	(21.7)	(22.8)
Unamortized debt issuance costs	(22.4)	(23.6)
Senior secured revolving credit facility and term loan, net of unamortized discount and debt issuance costs	1,860.8	1,641.3

Other debt facilities	0.8	1.3

Total debt, net of unamortized debt issuance costs	3,786.8	3,565.6
Less: Current maturities	0.1	0.6
Long-term debt	$3,786.7	$3,565.0
Cash paid for interest during the three months ended March 31, 2026 and 2025 was $110.5 and $115.4, respectively.
Senior Secured and Unsecured Notes
We have outstanding (i) $1,457.0 aggregate principal amount of 7.500% Secured Notes at an issue price of 98.661% and (ii) $510.0 aggregate principal amount of 9.500% Unsecured Notes (together with the Secured Notes, the “Notes”), at an issue price of 97.949%. The Secured Notes mature on January 1, 2030, and the Unsecured Notes mature on January 1, 2031. The effective interest rate on the Secured Notes and Unsecured Notes is 7.8% and 9.9%, respectively, after accounting for original issue discounts and debt issuance costs.
Senior Secured Revolving Credit Facility and Term Loans
Senior Secured Revolving Credit Facility
Our fifth amended and restated credit agreement dated as of July 2, 2024, as amended (the “Credit Agreement”) provides for a senior secured revolving credit facility (the “SSRCF”), which matures on April 6, 2029. The SSRCF has a borrowing capacity of $1,250.0 and includes sub-limits for letters of credit and swingline loans. At March 31, 2026, there were $498.9 in borrowings outstanding under the SSRCF bearing an interest rate of 5.6% (5.8% as of December 31, 2025) and $226.9 in letters of credit and bank guarantees outstanding supported by the SSRCF. As of March 31, 2026, we had unused borrowing capacity of $524.2.
A portion of borrowings outstanding under the SSRCF are denominated in euros (“EUR Revolver Borrowings”). EUR Revolver Borrowings outstanding were euro 106.0 million (equivalent to $121.9) at March 31, 2026 and euro 78.0 million (equivalent to $91.7) at December 31, 2025.
Significant financial covenants for the SSRCF include financial maintenance covenants that (i) require the ratio of the amount of Chart and its subsidiaries’ consolidated total net indebtedness to consolidated EBITDA to be less than the Maximum

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2026
(Dollars and shares in millions, except per share amounts) – Continued

Total Net Leverage Ratio Levels and (ii) require the ratio of the amount of Chart and its subsidiaries’ consolidated EBITDA to consolidated cash interest expense to be greater than the Minimum Interest Coverage Ratio Levels. The SSRCF includes a number of other customary covenants. At March 31, 2026, we were in compliance with all covenants.
Term Loans
We have term loans in the aggregate principal amount of $1,406.0 under the Credit Agreement, which mature on March 18, 2030 (“term loans due March 2030”). As of March 31, 2026, the term loans due March 2030 bore an interest rate of 6.2% (6.5% as of December 31, 2025). The effective interest rate on the term loans due March 2030 is 9.1% after accounting for original issue discount and debt issuance costs.
Significant financial covenants and customary events of default for the term loans due March 2030 are substantially identical to those in the SSRCF.
Other Debt Facilities
We have local credit facilities to meet local working capital demands, fund letters of credit and bank guarantees, and support other short-term cash requirements. The facilities generally have variable interest rates and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. As of March 31, 2026, we had additional capacity of U.S. dollar equivalent $210.8.
Certain of our other debt facilities allow us to request bank guarantees and letters of credit. None of these facilities allow revolving credit borrowings. We have letters of credit and bank guarantees outside of our Credit Agreement that totaled U.S. dollar equivalent $211.3 and $218.6 as of March 31, 2026 and December 31, 2025, respectively.
Fair Value Disclosures
The following table summarizes the carrying values and fair values of our actively quoted debt instruments (1):

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loans due March 2030	$1,362.0	$1,406.9	$1,359.7	$1,414.8
Senior secured notes due 2030	1,430.1	1,513.9	1,428.6	1,520.9
Senior unsecured notes due 2031	495.0	536.1	494.4	539.9
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
NOTE 9 — Shareholders’ Equity
Series B Mandatory Convertible Preferred Stock
We previously had 8.050 million depositary shares outstanding, each representing a 1/20th interest in a share of Chart’s 6.75% Series B Mandatory Convertible Preferred Stock, liquidation preference $1,000 per share, par value $0.01 per share (the “Mandatory Convertible Preferred Stock”). Dividends on the Mandatory Convertible Preferred Stock were payable on a cumulative basis when, as and if declared at an annual rate of 6.75% on the liquidation value of $1,000 per share. We declared and paid $6.8 in dividends for the three months ended March 31, 2025, which are treated as a reduction to income attributable to common shareholders in the computation of earnings per share.
In December 2025, all outstanding shares of the Mandatory Convertible Preferred Stock converted into 7.0520 shares of common stock per share of Mandatory Convertible Preferred Stock (and, correspondingly, the conversion rate per depositary share was 0.3526 shares of common stock per depositary share). This resulted in the issuance of 2.84 shares of common stock. The conversion rate was determined based on a preceding 20-day volume-weighted-average-price of common stock. Fractional shares were settled in cash, which was immaterial.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2026
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
The following table represents the fair value of our asset and liability derivatives:

	March 31, 2026
	Notional Amount	Fair Value Other Current Assets	Fair Value Other Assets	Fair Value Other Current Liabilities	Fair Value Other Long-Term Liabilities
Derivatives designated as net investment hedge
Foreign Exchange Contracts (1)	$635.8	$—	$1.9	$—	$13.7

Derivatives not designated as hedges
Foreign Currency Contracts	$351.2	$2.1	$—	$2.1	$0.1

	December 31, 2025
	Notional Amount	Fair Value Other Current Assets	Fair Value Other Assets	Fair Value Other Current Liabilities	Fair Value Other Long-Term Liabilities
Derivatives designated as net investment hedge
Foreign Exchange Contracts (1)	$646.3	$—	$0.3	$—	$17.5

Derivatives not designated as hedges
Foreign Currency Contracts	$382.2	$3.9	$0.7	$1.9	$—
_________
(1)Represents foreign exchange swaps and foreign exchange options.
The effect of derivative instruments, both designated and not designated in hedging relationships, on the unaudited condensed consolidated statements of operations and comprehensive (loss) income was not material for the periods ended March 31, 2026 and December 31, 2025.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2026
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 11 — Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income are as follows:

	Foreign currency translation adjustments (1)	Pension liability adjustments, net of taxes	Accumulated other comprehensive income
Balance at December 31, 2025	$209.7	$10.3	$220.0
Other comprehensive loss before reclassifications, net of taxes	(56.9)	—	(56.9)
Amounts reclassified from accumulated other comprehensive income, net of taxes	—	(0.2)	(0.2)
Net current-period other comprehensive loss, net of taxes	(56.9)	(0.2)	(57.1)
Balance at March 31, 2026	$152.8	$10.1	$162.9

	Foreign currency translation adjustments (1)	Pension liability adjustments, net of taxes	Accumulated other comprehensive loss
Balance at December 31, 2024	$(153.6)	$(1.5)	$(155.1)
Other comprehensive income before reclassifications, net of taxes	122.5	—	122.5
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	0.3	0.3
Net current-period other comprehensive income, net of taxes	122.5	0.3	122.8
Balance at March 31, 2025	$(31.1)	$(1.2)	$(32.3)
_______________
(1)Foreign currency translation adjustments include translation adjustments and net investment hedges, net of taxes. See Note 10, “Derivative Financial Instruments,” for further information related to the net investment hedges.

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2026
(Dollars and shares in millions, except per share amounts) – Continued

NOTE 12 — Earnings Per Share
The following table represents calculations of net earnings per share of common stock:

	Three Months Ended March 31,
	2026	2025
Amounts attributable to Chart common shareholders
(Loss) income from continuing operations	$(17.1)	$51.5
Less: Mandatory convertible preferred stock dividend requirement	—	6.8
(Loss) income from continuing operations attributable to Chart	(17.1)	44.7
Loss from discontinued operations, net of tax	—	(2.0)
Net (loss) income attributable to Chart common shareholders	(17.1)	42.7
Earnings per common share – basic:
(Loss) income from continuing operations	$(0.36)	$0.99
Loss from discontinued operations	—	(0.04)
Net (loss) income attributable to Chart Industries, Inc.	$(0.36)	$0.95

Earnings per common share – diluted:
(Loss) income from continuing operations	$(0.36)	$0.99
Loss from discontinued operations	—	(0.05)
Net (loss) income attributable to Chart Industries, Inc.	$(0.36)	$0.94

Weighted average number of common shares outstanding – basic	47.85	44.93
Incremental shares issuable upon assumed conversion and exercise of share-based awards (1)	—	0.27
Weighted average number of common shares outstanding – diluted	47.85	45.20
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
Diluted earnings per share does not reflect the following cumulative preferred stock dividends and potential common shares as the effect would be anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Numerator
Mandatory convertible preferred stock dividend requirement (1)	$—	$6.8
Denominator
Anti-dilutive shares, Share-based awards	0.51	0.07
Anti-dilutive shares, Mandatory convertible preferred stock (1)	—	2.84
Total anti-dilutive securities	0.51	2.91
 _______________
(1)We calculate the basic and diluted earnings per share based on net income, which approximates income available to common shareholders for each period. Earnings per share is calculated using the two-class method, which is an earnings allocation formula that determines the earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of Series B Mandatory Convertible Preferred Stock were participating securities. Undistributed earnings are not allocated to the participating securities because the participation features are discretionary. Net losses were not allocated to the Series B Mandatory Convertible Preferred Stock, as it did not have a contractual obligation to share in the losses of Chart. Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2026
(Dollars and shares in millions, except per share amounts) – Continued

of common shares outstanding for the period. Diluted net income per common share is computed by dividing net income available to common shareholders by the sum of the weighted average number of common shares outstanding and any dilutive non-participating securities for the period.
NOTE 13 — Income Taxes
Income tax (benefit) expense relating to continuing operations of $(12.5) and $17.6 for the three months ended March 31, 2026 and 2025, respectively, represents taxes on both U.S. and foreign earnings at a consolidated effective income tax rate of 46.8% and 24.5%, respectively.
The effective income tax rate of 46.8% for the three months ended March 31, 2026 differed from the U.S. federal statutory rate of 21% primarily due to a favorable income tax audit settlement and withholding taxes on foreign earnings that are not indefinitely reinvested.
The effective income tax rates of 24.5% for the three months ended March 31, 2025 differed from the U.S. federal statutory rate of 21% primarily due to income earned by certain of our foreign entities being taxed at higher rates than the U.S. federal statutory rate, withholding taxes on foreign earnings not permanently reinvested offset by the release of valuation allowances, the U.S. impact of foreign operations and research and development credits.
Cash paid for taxes during the three months ended March 31, 2026 and 2025 were $24.4 and $0.3, respectively.
NOTE 14 — Share-based Compensation
During the three months ended March 31, 2026, we granted 0.08 restricted stock units. The total fair value of awards granted to employees during the three months ended March 31, 2026 was $17.0. In addition, our non-employee directors received stock awards with a total fair value of $0.3.
Stock options generally have a 4-year graded vesting period. Restricted stock and restricted stock units generally vest ratably over a three-year period. Performance units generally vest at the end of a three-year performance period based on the attainment of certain pre-determined performance condition targets. During the three months ended March 31, 2026, 0.05 restricted stock and restricted stock units vested, and 0.03 performance units vested.
Share-based compensation expense was $5.4 and $6.2 for the three months ended March 31, 2026 and 2025, respectively. Share-based compensation expense is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. As of March 31, 2026, total share-based compensation of $25.1 is expected to be recognized over the weighted-average period of approximately 2.1 years.
NOTE 15 — Commitments and Contingencies
Environmental
We are subject to federal, state, local, and foreign environmental laws and regulations concerning, among other matters, wastewater effluents, air emissions, and handling and disposal of hazardous materials, such as cleaning fluids. We are involved with environmental compliance, investigation, monitoring, and remediation activities at certain of our owned and formerly owned manufacturing facilities, and, except for these continuing remediation efforts, believe we are currently in substantial compliance with all known environmental regulations. Undiscounted accrued reserves at both March 31, 2026 and December 31, 2025 were not material.
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

CHART INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements – March 31, 2026
(Dollars and shares in millions, except per share amounts) – Continued

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
NOTE 16 — Accounts Receivable Factoring
On June 27, 2025 we entered into an agreement to sell certain of our trade accounts receivable, with limited recourse, to a third-party financial institution pursuant to factoring arrangements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. For the three months ended March 31, 2026 total trade accounts receivable sold under the factoring arrangements were $42.2. Factoring fees for the sales of receivables were recorded in selling, general and administrative expenses in our consolidated statement of income for the year ended March 31, 2026, which were not material. We continue to service the transferred receivables after factoring has occurred, however this servicing does not constitute a significant continuing involvement.

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
Overview
Chart Industries, Inc. is a global leader in the design, engineering, and manufacturing of process technologies and equipment for gas and liquid molecule handling for the Nexus of Clean™ - clean power, clean water, clean food, and clean industrials, regardless of molecule. The Company’s unique product and solution portfolio across stationary and rotating equipment is used in every phase of the liquid gas supply chain, including engineering, service and repair and from installation to preventive maintenance and digital monitoring. Chart is a leading provider of technology, equipment and services related to LNG, hydrogen, biogas and CO2 capture among other applications. Chart is committed to excellence in ESG issues both for our company as well as our customers. With 63 global manufacturing locations and over 50 service centers from the United States to Asia, India, Europe and South America, we maintain accountability and transparency to our team members, suppliers, customers and communities.
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
Macroeconomic Impacts
Geopolitical instability and regional conflicts and unrest continue to create uncertainty in the global economy, including, uncertainty and market disruptions relating to the recent conflict with Iran and other turmoil in the Middle East, the ongoing conflict between Russia and Ukraine and the related sanctions imposed by countries against Russia, along with the heightened tensions between the United States and China. War or fear of escalation (including the recent conflict with Iran) may impact our business and operations, strain global supply chains and result in energy shortages, significant spikes in fuel costs and potentially negatively impact large energy infrastructure projects and the demand for certain of our products. Moreover, a substantial amount of uncertainty exists regarding the impact of international monetary and trade policies on our business and markets, including possible continued volatility in interest rates and inflation, as well as the unknown impact of recent or threatened changes to U.S. governmental trade policies, including the introduction of, and unpredictability associated with, global tariffs on all U.S. trading partners, as well as the possible impact of any retaliatory tariffs on products from the United

States. Additionally, geopolitical uncertainty regarding energy policies and these regional conflicts (including the recent conflict with Iran) may affect the timing of certain projects. We are unable to predict the impact these actions will have on the global economy or on our business, financial condition and results of operations. These events did not have a material adverse effect on our reported results for the first quarter of 2026. We continue to actively monitor the impact of these macroeconomic developments on our results of operations for the remainder of 2026 and beyond.
Environmental, Social, Governance
Chart is proud to be at the forefront of the energy transition as a leading provider of technology, equipment and services related to LNG, hydrogen & helium, biogas, carbon capture and water treatment, among other applications. We also have a unique offering for the Nexus of Clean™ – clean power, clean water, clean food and clean industrials. Reporting our ESG performance is one of the ways we demonstrate accountability and transparency to our team members, suppliers, customers, shareholders and communities. Further information can be found in our Annual Sustainability Report, which we released in May 2026.
First Quarter 2026 Highlights
We had consolidated orders of $1,280.3 million for the three months ended March 31, 2026 compared to $1,315.6 million for the three months ended March 31, 2025. The decrease in orders versus the three months ended March 31, 2025 was driven by lower orders in Specialty Products and Repair Service & Leasing. Our ending total backlog was $6,282.9 million as of March 31, 2026 compared to $5,143.6 million as of March 31, 2025.
Consolidated sales were $884.8 million in the three months ended March 31, 2026 compared to $1,001.5 million in the three months ended March 31, 2025. Compared to the first quarter of 2025, sales were down 11.7% driven by decreases in each of the segments. Consolidated gross profit margin for the three months ended March 31, 2026 of 28.4% was down compared with 33.9% for the three months ended March 31, 2025, primarily as the result of reduced volumes, unfavorable product mix and the impact of tariffs on certain of our products.

Consolidated Results for the Three Months Ended March 31, 2026 and 2025, and December 31, 2025
The following table includes key metrics used to evaluate our business and measure our performance and represents selected financial data for our operating segments for the three months ended March 31, 2026 and 2025 and December 31, 2025 (dollars in millions).
Selected Financial Information

	Three Months Ended			Current Quarter vs. Prior Year Same Quarter		Current Quarter vs. Prior Sequential Quarter
	March 31, 2026	March 31, 2025	December 31, 2025	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Sales
Cryo Tank Solutions	$145.6	$153.2	$163.9	$(7.6)	(5.0)%	$(18.3)	(11.2)%
Heat Transfer Systems	246.1	267.3	325.8	(21.2)	(7.9)%	(79.7)	(24.5)%
Specialty Products	214.5	276.1	259.5	(61.6)	(22.3)%	(45.0)	(17.3)%
Repair, Service & Leasing	278.6	304.9	330.4	(26.3)	(8.6)%	(51.8)	(15.7)%
Consolidated	$884.8	$1,001.5	$1,079.6	$(116.7)	(11.7)%	$(194.8)	(18.0)%

Gross Profit
Cryo Tank Solutions	$34.0	$37.2	$30.3	$(3.2)	(8.6)%	$3.7	12.2%
Heat Transfer Systems	51.5	82.6	128.7	(31.1)	(37.7)%	(77.2)	(60.0)%
Specialty Products	45.7	83.7	53.0	(38.0)	(45.4)%	(7.3)	(13.8)%
Repair, Service & Leasing	120.2	136.3	147.3	(16.1)	(11.8)%	(27.1)	(18.4)%
Consolidated	$251.4	$339.8	$359.3	$(88.4)	(26.0)%	$(107.9)	(30.0)%

Gross Profit Margin
Cryo Tank Solutions	23.4%	24.3%	18.5%
Heat Transfer Systems	20.9%	30.9%	39.5%
Specialty Products	21.3%	30.3%	20.4%
Repair, Service & Leasing	43.1%	44.7%	44.6%
Consolidated	28.4%	33.9%	33.3%

SG&A Expenses
Cryo Tank Solutions	$21.5	$17.7	$19.2	$3.8	21.5%	$2.3	12.0%
Heat Transfer Systems	12.8	10.8	16.8	2.0	18.5%	(4.0)	(23.8)%
Specialty Products	32.9	30.4	35.5	2.5	8.2%	(2.6)	(7.3)%
Repair, Service & Leasing	40.5	38.9	56.2	1.6	4.1%	(15.7)	(27.9)%
Corporate	44.3	43.2	57.0	1.1	2.5%	(12.7)	(22.3)%
Consolidated	$152.0	$141.0	$184.7	$11.0	7.8%	$(32.7)	(17.7)%

SG&A Expenses (% of Sales)
Cryo Tank Solutions	14.8%	11.6%	11.7%
Heat Transfer Systems	5.2%	4.0%	5.2%
Specialty Products	15.3%	11.0%	13.7%
Repair, Service & Leasing	14.5%	12.8%	17.0%
Consolidated	17.2%	14.1%	17.1%

	Three Months Ended			Current Quarter vs. Prior Year Same Quarter		Current Quarter vs. Prior Sequential Quarter
	March 31, 2026	March 31, 2025	December 31, 2025	Variance ($)	Variance (%)	Variance ($)	Variance (%)
Operating Income (Loss)
Cryo Tank Solutions	$10.6	$17.6	$9.3	$(7.0)	(39.8)%	$1.3	14.0%
Heat Transfer Systems	32.1	66.9	106.8	(34.8)	(52.0)%	(74.7)	(69.9)%
Specialty Products	8.4	48.3	12.3	(39.9)	(82.6)%	(3.9)	(31.7)%
Repair, Service & Leasing	45.8	62.7	53.7	(16.9)	(27.0)%	(7.9)	(14.7)%
Corporate	(44.3)	(43.2)	(57.0)	(1.1)	2.5%	12.7	(22.3)%
Consolidated	$52.6	$152.3	$125.1	$(99.7)	(65.5)%	$(72.5)	(58.0)%

Operating Margin
Cryo Tank Solutions	7.3%	11.5%	5.7%
Heat Transfer Systems	13.0%	25.0%	32.8%
Specialty Products	3.9%	17.5%	4.7%
Repair, Service & Leasing	16.4%	20.6%	16.3%
Consolidated	5.9%	15.2%	11.6%
Results of Operations for the Three Months Ended March 31, 2026 and 2025
Sales for the first quarter of 2026 compared to the same quarter in 2025 decreased by $116.7 million, from $1,001.5 million to $884.8 million, or 11.7%. The decrease compared to the first quarter in 2025 was driven by lower sales in each segment.
Gross profit was $251.4 million for the first quarter of 2026, a decrease of $88.4 million, or 26.0%, compared to $339.8 million for the same quarter in 2025. Gross profit margin of 28.4% for the first quarter of 2026 was down 550 basis points compared to the first quarter of 2025. Lower margins in each of the segments contributed to the lower overall gross margin.
Consolidated selling, general and administrative (“SG&A”) expenses increased by $11.0 million or 7.8% during the first quarter of 2026 compared to the same quarter in 2025 due to higher professional service costs attributed to Baker Hughes acquisition related activity and the non-repeat of certain deal related adjustments recorded in the first quarter of 2025.
Amortization expense increased by $0.3 million to $46.8 million for the three months ended March 31, 2026, compared to $46.5 million for the same quarter of 2025.
Interest Expense, Net
The following table presents the components of interest expense, net (dollars in millions):

	Three Months Ended March 31,
	2026	2025
Interest expense term loans due March 2030	$21.4	$26.9
Interest expense senior secured notes due 2030	27.0	26.7
Interest expense senior unsecured notes due 2031	12.1	11.8
Interest expense senior secured revolving credit facility due April 2029	8.2	7.3
Financing costs amortization	4.9	4.8
Interest income	(2.2)	(1.2)
Capitalized interest	—	(0.1)
Other	1.6	0.9
Interest expense, net	$73.0	$77.1
Interest expense, net decreased by $4.1 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, which was mainly driven by lower interest rates and lower overall debt outstanding relative to our term loans due March 2030 in the first quarter of 2026 compared to the first quarter of 2025.

Financing costs amortization was $4.9 million and $4.8 million for the three months ended March 31, 2026 and 2025, respectively.
Income Tax (Benefit) Expense
Income tax (benefit) expense of $(12.5) million and $17.6 million for the three months ended March 31, 2026 and 2025, respectively, represents taxes on both U.S. and foreign earnings at a consolidated effective income tax rate of 46.8% and 24.5%, respectively.
The effective income tax rate of 46.8% for the three months ended March 31, 2026 differed from the U.S. federal statutory rate of 21% primarily due to a favorable income tax audit settlement and withholding taxes on foreign earnings that are not indefinitely reinvested.
The effective income tax rates of 24.5% for the three months ended March 31, 2025 differed from the U.S. federal statutory rate of 21% primarily due to income earned by certain of our foreign entities being taxed at higher rates than the U.S. federal statutory rate, withholding taxes on foreign earnings not permanently reinvested offset by the release of valuation allowances, the U.S. impact of foreign operations and research and development credits.
Net (Loss) Income Attributable to Chart Industries, Inc. from Continuing Operations
As a result of the foregoing, net (loss) income attributable to Chart Industries, Inc. from continuing operations for the three months ended March 31, 2026 and 2025 was $(17.1) million and $51.5 million, respectively.
Segment Results
Our reportable and operating segments include: Cryo Tank Solutions, Heat Transfer Systems, Specialty Products and Repair, Service & Leasing. Corporate includes certain unallocated operating expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, risk management and share-based compensation expenses. Corporate support functions are not allocated to the segments. For further information, refer to Note 2, “Reportable Segments” of our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report. The following tables include key metrics used to evaluate our business and measure our performance and represent selected financial data for our operating segments for the three months ended March 31, 2026 and 2025 (dollars in millions):
Cryo Tank Solutions — Results of Operations for the Three Months Ended March 31, 2026 and 2025

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	March 31, 2026	March 31, 2025	Variance ($)	Variance (%)
Sales	$145.6	$153.2	$(7.6)	(5.0)%
Gross Profit	34.0	37.2	(3.2)	(8.6)%
Gross Profit Margin	23.4%	24.3%
SG&A Expenses	$21.5	$17.7	$3.8	21.5%
SG&A Expenses (% of Sales)	14.8%	11.6%
Operating Income	$10.6	$17.6	$(7.0)	(39.8)%
Operating Margin	7.3%	11.5%
For the first quarter of 2026, Cryo Tank Solutions segment sales decreased by $7.6 million as compared to the same quarter in 2025 primarily driven by lower industrial gas sales across the globe.
During the first quarter of 2026, Cryo Tank Solutions segment gross profit decreased by $3.2 million as compared to the same quarter in 2025, and gross profit margin decreased by 90 basis points. The decrease in gross profit and gross profit margin was primarily driven by higher material costs, in part attributed to tariffs.
Cryo Tank Solutions segment SG&A expenses increased by $3.8 million during the first quarter of 2026 as compared to the same quarter in 2025.

Heat Transfer Systems — Results of Operations for the Three Months Ended March 31, 2026 and 2025

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	March 31, 2026	March 31, 2025	Variance ($)	Variance (%)
Sales	$246.1	$267.3	$(21.2)	(7.9)%
Gross Profit	51.5	82.6	(31.1)	(37.7)%
Gross Profit Margin	20.9%	30.9%
SG&A Expenses	$12.8	$10.8	$2.0	18.5%
SG&A Expenses (% of Sales)	5.2%	4.0%
Operating Income	$32.1	$66.9	$(34.8)	(52.0)%
Operating Margin	13.0%	25.0%
For the first quarter of 2026, Heat Transfer Systems segment sales decreased by $21.2 million as compared to the same quarter in 2025. This decrease was due to lower sales in LNG that were offset partially by increased sales in data centers and traditional energy.
During the first quarter of 2026, Heat Transfer Systems segment gross profit decreased by $31.1 million as compared to the same quarter in 2025, and gross profit margin decreased by 1,000 basis points. The decrease in gross profit was primarily due to lower sales volumes, and the decrease in gross profit margin was primarily driven by lower sales volumes and unfavorable mix in addition to higher labor and material costs, in part driven by tariffs.
Heat Transfer Systems segment SG&A expenses increased by $2.0 million during the first quarter of 2026 as compared to the same quarter in 2025.
Specialty Products — Results of Operations for the Three Months Ended March 31, 2026 and 2025

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	March 31, 2026	March 31, 2025	Variance ($)	Variance (%)
Sales	$214.5	$276.1	$(61.6)	(22.3)%
Gross Profit	45.7	83.7	(38.0)	(45.4)%
Gross Profit Margin	21.3%	30.3%
SG&A Expenses	$32.9	$30.4	$2.5	8.2%
SG&A Expenses (% of Sales)	15.3%	11.0%
Operating Income	$8.4	$48.3	$(39.9)	(82.6)%
Operating Margin	3.9%	17.5%
Specialty Products segment sales decreased by $61.6 million during the first quarter of 2026 as compared to the same quarter in 2025. The decrease in Specialty Products segment sales was primarily driven by decreased sales in hydrogen, partially offset by sales increases in space exploration and nuclear.
Specialty Products segment gross profit decreased $38.0 million versus the first quarter in 2025, and gross profit margin decreased by 900 basis points. The decrease in gross profit was largely due to lower sales volume, and the decrease in gross profit margin was primarily driven by unfavorable mix in addition to higher labor and services costs.
Specialty Products segment SG&A expenses increased by $2.5 million during the first quarter of 2026 as compared to the same quarter in 2025.

Repair, Service & Leasing — Results of Operations for the Three Months Ended March 31, 2026 and 2025

	Three Months Ended		Current Quarter vs. Prior Year Same Quarter
	March 31, 2026	March 31, 2025	Variance ($)	Variance (%)
Sales	$278.6	$304.9	$(26.3)	(8.6)%
Gross Profit	120.2	136.3	(16.1)	(11.8)%
Gross Profit Margin	43.1%	44.7%
SG&A Expenses	$40.5	$38.9	$1.6	4.1%
SG&A Expenses (% of Sales)	14.5%	12.8%
Operating Income	$45.8	$62.7	$(16.9)	(27.0)%
Operating Margin	16.4%	20.6%
For the first quarter of 2026, Repair, Service & Leasing segment sales decreased by $26.3 million as compared to the same quarter in 2025. The decrease was primarily driven by lower sales in leasing and timing of service projects.
During the first quarter of 2026, Repair, Service & Leasing segment gross profit decreased by $16.1 million as compared to the same quarter in 2025, and gross profit margin decreased by 160 basis points. The decrease in gross profit was driven by lower sales volumes, and the decrease in gross profit margin was primarily attributable to lower sales volumes.
Repair, Service & Leasing segment SG&A expenses during the first quarter of 2026 decreased by $1.6 million compared to the first quarter 2025.
Corporate
Corporate SG&A expenses increased by $1.1 million during the three months ended March 31, 2026, as compared to the respective period in 2025.
Liquidity and Capital Resources
Debt Instruments and Related Covenants
Our debt instruments and related covenants are described in Note 9, “Debt and Credit Arrangements” to the consolidated financial statements in our 2025 Annual Report on Form 10-K and Note 8, “Debt and Credit Arrangements” to our unaudited condensed consolidated financial statements included under Item 1, “Financial Statements” in this report.
Sources and Uses of Cash
The discussion of sources and uses of cash that follows is presented on a consolidated basis. Our cash, cash equivalents, restricted cash, and restricted cash equivalents totaled $269.4 million at March 31, 2026, a decrease of $100.4 million from the balance at December 31, 2025. Our foreign subsidiaries held cash of $246.5 million and $298.8 million, at March 31, 2026, and December 31, 2025, respectively. No material restrictions exist to accessing cash held by our foreign subsidiaries. Cash equivalents are primarily invested in money market funds that invest in high quality, short-term instruments, such as U.S. government obligations, certificates of deposit, repurchase obligations, and commercial paper issued by corporations that have been highly rated by at least one nationally recognized rating organization, and in the case of cash equivalents in China, obligations of local banks. We believe that our existing cash and cash equivalents, funds available under our senior secured revolving credit facility due April 2029 or other financing alternatives, and cash provided by operations will be sufficient to meet our normal working capital needs, capital expenditures, debt repayments and investments for the foreseeable future.
Cash used in operating activities of $248.0 million for the three months ended March 31, 2026 increased from cash used in operating activities of $60.0 million for the three months ended March 31, 2025. The increase is primarily due to the timing of progress billings and vendor payments.
Cash used in investing activities was $57.5 million and $21.1 million for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, we used $29.1 million for acquisitions, $24.8 million for capital expenditures and $3.3 million for investments in Hy24. During the three months ended March 31, 2025, we used $20.1 million for capital expenditures and $1.4 million mainly for investments in Hy24.
Cash provided by financing activities was $203.9 million and $65.7 million for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, we borrowed $803.8 million, repaid $584.5 million in borrowings on our revolving credit facility, and paid 9.5 million in dividends to noncontrolling interests. During the three months ended March 31, 2025, we borrowed $746.2 million and repaid $666.6 million in borrowings on our revolving credit facility and paid $6.8 million of dividends on our mandatory convertible preferred stock.
Cash Requirements
We do not currently anticipate any unusual cash requirements for working capital needs for the year ending December 31, 2026. Management anticipates we will be able to satisfy cash requirements for our ongoing business for the foreseeable future with cash generated by operations, existing cash balances and available borrowings under our credit facilities.
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
Orders and Backlog
We consider orders to be those for which we have received a firm signed purchase order or other written contractual commitment from the customer. Backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments from customers for which work has not been performed, or is partially completed, that we have not recognized as revenue and excludes unexercised contract options and potential orders. Our backlog as of March 31, 2026 was $6,282.9 million, compared to $5,143.6 million as of March 31, 2025.
The tables below represent orders received and backlog by segment for the periods indicated (dollars in millions):

	Three Months Ended
	March 31, 2026	March 31, 2025	December 31, 2025
Orders
Cryo Tank Solutions	$164.7	$152.6	$162.1
Heat Transfer Systems	372.6	220.7	208.7
Specialty Products	378.7	487.7	491.4
Repair, Service & Leasing	364.3	454.6	322.0
Consolidated	$1,280.3	$1,315.6	$1,184.2

	As of
	March 31, 2026	March 31, 2025	December 31, 2025
Backlog
Cryo Tank Solutions	$313.0	$318.7	$248.0
Heat Transfer Systems	2,307.4	2,042.2	2,141.1
Specialty Products	2,773.6	2,057.4	2,677.4
Repair, Service & Leasing	888.9	725.3	819.7
Consolidated	$6,282.9	$5,143.6	$5,886.2

Cryo Tank Solutions segment orders for the three months ended March 31, 2026 were $164.7 million compared to $152.6 million for the three months ended March 31, 2025. The increase in Cryo Tank Solutions segment orders during the three months ended March 31, 2026 when compared to the same quarter last year was due to increased orders throughout Europe. Cryo Tank Solutions segment backlog at March 31, 2026 totaled $313.0 million compared to $318.7 million as of March 31, 2025.
Heat Transfer Systems segment orders for the three months ended March 31, 2026 were $372.6 million compared to $220.7 million for the three months ended March 31, 2025. The increase in orders from the three months ended March 31, 2025 was driven by LNG orders for smaller scale solutions and data centers. Heat Transfer Systems segment backlog at March 31, 2026 totaled $2,307.4 million, as compared to $2,042.2 million as of March 31, 2025.
Specialty Products segment orders for the three months ended March 31, 2026 were $378.7 million compared to $487.7 million for the three months ended March 31, 2025. The decrease in Specialty Products segment orders during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily driven by lower orders in HLNG, mining, marine, hydrogen and nuclear, partially offset by order increases in space exploration and carbon capture. Specialty Products segment backlog totaled $2,773.6 million as of March 31, 2026, compared to $2,057.4 million as of March 31, 2025.
Repair, Service & Leasing segment orders for the three months ended March 31, 2026 were $364.3 million compared to $454.6 million for the three months ended March 31, 2025. The decrease in orders for the three months ended March 31, 2026 compared to the first quarter of 2025, was primarily attributable to lower retrofit orders, as the first quarter of 2025 included an especially large amount of retrofit orders. Repair, Service & Leasing segment backlog totaled $888.9 million as of March 31, 2026, compared to $725.3 million as of March 31, 2025.
Critical Accounting Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. A summary of areas where we apply critical judgment can be found in our Annual Report on Form 10-K for the year ended December 31, 2025. In particular, judgment is used in areas such as goodwill, indefinite-lived intangible assets, business combinations, revenue from contracts with customers and income taxes. There have been no significant changes to our critical accounting estimates since December 31, 2025.
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
Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about the consummation of the potential merger transaction, including the expected time period to consummate the potential merger transaction. All such forward-looking statements are based upon current plans, estimates, expectations and ambitions that are subject to risks, uncertainties and assumptions, many of which are beyond the control of Chart and Baker Hughes, that could cause actual results to differ materially from those expressed in such forward-looking statements. Key factors that could cause actual results to differ materially include, but are not limited to: the risk that regulatory approvals are not obtained or are obtained subject to conditions, limitations or restrictions that are not anticipated by Chart; potential delays in consummating the proposed merger transaction, including as a result of failure to receive any regulatory approvals (or any conditions, limitations or restrictions placed on such approvals); the possibility that competing offers or acquisition proposals may be made; the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement, including in circumstances which would require Chart to pay a termination fee; unforeseen or unknown liabilities; customer, stockholder, regulatory and other stakeholder approvals and support; unexpected future capital expenditures; the possibility that the transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; the effect of the announcement, pendency or completion of the proposed merger transaction on the parties’ business relationships and business generally; risks that the proposed merger transaction disrupts current plans and operations of Chart or Baker Hughes and potential difficulties in employee retention as a result of the proposed merger transaction, as well as the risk of disruption of management and ongoing business operations during the pendency of, the proposed merger transaction; uncertainties as to whether the proposed merger transaction will be consummated on the anticipated timing or at all; changes in commodity prices; negative effects of this announcement, and the pendency or completion of the proposed merger transaction on the market price of Chart’s common stock and/or operating results; rating agency actions and the ability to access short- and long-term debt markets on a timely and affordable basis; various events that could disrupt operations, including severe weather, cybersecurity attacks, as well as security threats and governmental response to them, and technological changes; labor disputes; changes in labor costs and labor difficulties; the effects of industry, market, economic, political or regulatory conditions outside of Chart’s or Baker Hughes’ control; the possibility that Baker Hughes may not be able to obtain sufficient financing or otherwise have sufficient financial resources to pay the merger consideration on a timely basis or otherwise; legislative, regulatory and economic developments targeting public companies in the industrial sector; global supply chain disruptions and the current inflationary environment; the substantial dependence of Chart’s sales on the success of the energy, chemical, power generation and general industries; economic, political and other risks associated with the international operations of Chart; slower than anticipated growth and market acceptance of new clean energy product offerings; risks related to regional conflicts and unrest, including the conflict with Iran and other turmoil in the Middle East and the conflict between Russia and Ukraine including potential energy shortages in Europe and elsewhere and volatility in energy prices; potential adverse effects resulting from U.S. governmental trade policies, including the implementation of tariffs and related retaliatory actions and changes to or uncertainties related to tariffs and trade agreements; and the risks described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Other unpredictable factors or factors not discussed in this communication could also have material adverse effects on forward-looking statements.
All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as the same may be updated from time to time. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the filing date of this document or to reflect the occurrence of unanticipated events, except as otherwise required by law.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2025. As of March 31, 2026, there has been no material change in this information.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We performed an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2026. Based upon that evaluation, our President and Chief Financial Officer have concluded that as of March 31, 2026, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to our management including the President and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2026	16,454	$207.86	—	$—
February 1 – 28, 2026	8,056	207.54	—	—
March 1 – 31, 2026	—	—	—	—
Total	24,510	207.75	—	$—
_______________
(1)Includes shares of common stock surrendered to us during the first quarter of 2026 by participants under our share-based compensation plans to satisfy tax withholding obligations relating to the vesting or payment of equity awards for an aggregate purchase price of approximately $5,091,953. The total number of shares repurchased represents the net shares issued to satisfy tax withholding. All such repurchased shares were subsequently retired during the three months ended March 31, 2026.
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
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such items are defined in Item 408 of Regulation S-K), nor do any of the directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) currently maintain any such arrangements.

Item 6.Exhibits
The following exhibits are included with this report:
31.1    Rule 13a-14(a) Certification of the Company’s Principal Executive Officer and President (Principal Executive Officer). (x)
31.2    Rule 13a-14(a) Certification of the Company’s Vice President and Chief Financial Officer (Principal Financial Officer). (x)
32.1    Section 1350 Certification of the Company’s Principal Executive Officer and President (Principal Executive Officer). (xx)
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

Chart Industries, Inc.
(Registrant)

Date:	May 11, 2026	By:	/s/ Gerald F. Vinci
Gerald F. Vinci
President
(Principal Executive Officer)

Date:	May 11, 2026	By:	/s/ Joseph R. Brinkman
Joseph R. Brinkman
Vice President and Chief Financial Officer
(Principal Financial Officer)